Form 10QSB
period 2006-11-30
Heritage Explorations, Inc.
filed 2007-03-02
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to ___________________

Commission File Number 333-139045

HERITAGE EXPLORATIONS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

130 South Brodie Street, Suite 510
Thunder Bay, Ontario	P7B 6M3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	807-626-9869

                                                          None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,960,000 Shares of $0.001 par value Common Stock outstanding as of March 1, 2007.

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FORM 10-QSB

FOR THE QUARTER ENDED NOVEMBER 30, 2006

TABLE OF CONTENTS

Part I.	FINANCIAL STATEMENTS

	Balance Sheet November 30, 2006 (Unaudited)	3

	Statement of Operations (Unaudited) For the Three Months ended November 30, 2006, for the period September 30, 2005 (Inception) to November 30, 2005 and for the period September 30, 2005 (Inception) to November 30, 2006	4

	Statement of Cash Flows (Unaudited) For the Three Months Ended November 30, 2006, for the period September 30, 2005 (Inception) to November 30, 2005 and for the period September 30, 2005 (Inception) to November 30, 2006	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Plan of Operation	9

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Report on Form 8-K	11

SIGNATURES		11

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)
BALANCE SHEET
(UNAUDITED)
NOVEMBER 30, 2006

ASSETS

CURRENT ASSETS
Cash	$13,118

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$7,980
Shareholder loans	10,000
Total current liabilities	17,980

STOCKHOLDERS' (DEFICIT)

Common stock, $0.001 par value, 75,000,000 shares authorized 5,960,000 shares issued, and outstanding	5,960
Additional paid in capital	23,040
(Deficit) accumulated during the exploration stage	(33,862)
(4,862)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13,118

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006,
FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2005
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2006

	Three Months Ended November 30, 2006	Inception (September 30, 2005) to November 30, 2005	Inception (September 30, 2005) to November 30, 2006

Revenues	$-	$-	$-

General and administrative expenses	12,803	1,228	33,862

Net (loss) before income taxes	(12,803)	(1,228)	(33,862)

Income taxes	-	-	-

Net (loss)	$(12,803)	$(1,228)	$(33,862)

Weighted average common shares outstanding - basic and diluted	5,960,000	-	2,324,872

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006,
FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2005
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2006

	Three Months Ended November 30, 2006	Inception (September 30, 2005) to November 30, 2005	Inception (September 30, 2005) to November 30, 2006
Cash flow from operating activities:
Net cash (used in) operating activities	$(11,276)	$(800)	$(25,882)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Issuance of subscription receivable for cash		2,500	29,000
Proceeds from shareholder loan	10,000	-	10,000
Net cash provided by financing activities	10,000	2,500	39,000

Increase (decrease) in cash	(1,276)	1,700	13,118

Cash - beginning of period	14,394	-	-

Cash - end of period	$13,118	$1,700	$13,118

Supplemental cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 30, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $33,862 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended August 31, 2006.

The Company’s fiscal year end is August 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

NOTE 3. MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated August 6, 2006, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 2 mineral claim units, located in Strathy Township in the Sudbury Mining Division of Ontario, Canada for:

a) Cash Payments totaling $40,000 as follows:

-	$2,500 upon execution of the Agreement (paid);
-	an additional $7,500 by January 6, 2008;
-	an additional $10,000 by January 6, 2009;
-	an additional $20,000 by January 6, 2010;

b) Expenditure Commitments

Incurring exploration and development work on the Claim totaling at least $145,000 by June 6, 2011, as follows:

-	$6,000 in expenditures on the Claim by August 6, 2007;
-	an additional $9,000 in expenditures on the Claim by January 6, 2008;
-	an additional $25,000 in expenditures on the Claim by January 6, 2009;
-	an additional $45,000 in expenditures on the Claim by January 6, 2010; and
-	an additional $60,000 in expenditures on the Claim by January 6, 2011.

c) Royalty Payments

On the date commercial production commences the Company shall pay the optionor 3% of net smelter returns. The company shall be entitled to, but under no obligation whatsoever, purchase up to 2% of the 3% royalty from the optionor at a rate of $500,000 per 0.5% of net smelter return.

The Company shall have no obligation whatsoever to place the Property into commercial production.

d) Assessment Work

Paying to the Optionor, or on the Optionor’s behalf all Claim payments and assessment work required to keep the Claim and the Option in good standing during the term of the Agreement.

In addition, the Company will pay a royalty equal to 2% of the average appraised value of all gem and industrial diamonds recovered, sorted and graded from the Property.

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

NOTE 4. SHAREHOLDER LOAN

A director of the Company provided loans of $10,000 to the Company during the period ended November 30, 2006. The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 5. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from September 30, 2005 (Inception) to November 30, 2006, the Company issued 5,960,000 common shares for total cash proceeds of $29,000.

At November 30, 2006, there were no outstanding stock options or warrants.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Strathy Township property consisting of line cutting followed by detailed geophysical surveys, geochemical soil sampling. We anticipate that these exploration programs will cost approximately $25,000. To date, we have not commenced exploration on the Strathy Township property.

We have commenced the phase one exploration program on the Strathy Township property in the winter of 2007. The program should take approximately one month to complete. We will then undertake the phase two work program during the summer of 2007. This program will take approximately one month to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $10,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000.

While we have enough funds to cover some of these anticipated expenses, we will require additional funding in order to proceed with the completion of the recommended exploration on the Strathy Township. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For The Period Ended November 30, 2006

We did not earn any revenues during the three-month period ended November 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Strathy Township property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Strathy Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $12,803 during the three-month period ended November 30, 2006. These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006. This evaluation was conducted by Terry Desjardins, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, Terry Desjardins, our chief executive officer and our principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007

Heritage Explorations, Inc.

/s/ Terry Desjardins
Terry Desjardins, President