Form 10QSB
period 2007-02-28
Heritage Explorations, Inc.
filed 2007-04-17
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                                            to

Commission File Number 333-139045

HERITAGE EXPLORATIONS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	Applied For (IRS Employer Identification No.)

130 South Brodie Street, Suite 510
Thunder Bay, Ontario (Address of principal executive offices)	P7B 6M3 (Postal or Zip Code)

Issuer’s telephone number, including area code:	807-626-9869

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,960,000 Shares of $0.001 par value Common Stock outstanding as of April 13, 2007.

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FORM 10-QSB

FOR THE QUARTER ENDED NOVEMBER 30, 2006

TABLE OF CONTENTS

Part I.	FINANCIAL STATEMENTS

	Balance Sheet February 28, 2007 (Unaudited)	3

	Statement of Operations (Unaudited) For the Three Months ended February 28, 2007 and 2006, for the Six Months ended February 28, 2007, for the period September 30, 2005 (Inception) to February 28, 2006 and for the period September 30, 2005 (Inception) to February 28, 2007	4

	Statement of Cash Flows (Unaudited) For the Six Months Ended February 28, 2007, for the period September 30, 2005 (Inception) to February 28, 2006 and for the period September 30, 2005 (Inception) to February 28, 2007	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Plan of Operation	9

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Report on Form 8-K	11

SIGNATURES		11

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

BALANCE SHEET
(UNAUDITED)
FEBRUARY 28, 2007

ASSETS

CURRENT ASSETS
Cash	$5,461

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$6,108
Shareholder loan	10,000
Total current liabilities	16,108

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized 5,960,000 shares issued, and outstanding	5,960
Additional paid in capital	23,040
(Deficit) accumulated during the exploration stage	(39,647)
(10,647)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,461

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006,
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007,
FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 28, 2006,
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 28, 2007

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	Six Months Ended February 28, 2007	Inception (September 30, 2005) to February 28, 2006	Inception (September 30, 2005) to February 28, 2007

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,785	2,042	18,588	3,270	39,647

Net (loss) before income taxes	(5,785)	(2,042)	(18,588)	(3,270)	(39,647)

Income taxes	-	-	-	-	-

Net (loss)	$(5,785)	$(2,042)	$(18,588)	$(3,270)	$(39,647)

Weighted average common shares outstanding - basic and diluted	5,960,000	-	5,960,000	-	3,483,140

Net (loss) per common share - basic and diluted	$(0.00)	$-	$(0.00)	$-	$(0.01)

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007,
FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 28, 2006,
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 28, 2007

	Six Months Ended February 28, 2007	Inception (September 30, 2005) To February 28, 2006	Inception (September 30, 2005) to February 28, 2007
Cash flow from operating activities:
Net cash (used in) operating activities	$(18,933)	$(2,105)	$(33,539)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Issuance of capital stock for cash	-	2,500	29,000
Proceeds from shareholder loan	10,000	-	10,000
Net cash provided by financing activities	10,000	2,500	39,000

Increase (decrease) in cash	(8,933)	395	5,461

Cash - beginning of period	14,394	-	-

Cash - end of period	$5,461	$395	$5,461

Supplemental cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $39,647 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s fiscal year end is August 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying financial statements of Heritage Explorations, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
FEBRUARY 28, 2007
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

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

NOTE 4. SHAREHOLDER LOAN

A director of the Company provided loans of $10,000 to the Company during the period ended February 28, 2007. The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 5. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from September 30, 2005 (Inception) to February 28, 2007, the Company issued 5,960,000 common shares for total cash proceeds of $29,000.

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

We plan to commence the phase one exploration program on the Strathy Township property in the winter of 2007. The program should take approximately up to a one month to complete. We will then undertake the phase two work program during the summer of 2007. This program will take approximately one month to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

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

Results Of Operations For The Period Ending February 28, 2007

We did not earn any revenues during the three-month period ended February 28, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Strathy Township property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Strathy Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,785 during the three-month period ended February 28, 2007. These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

We incurred operating expenses in the amount of $18,588 during the six-month period ended February 28, 2007. These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2007. This evaluation was conducted by Terry Desjardins, our chief executive officer and principal accounting officer.

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

April 13, 2007

Heritage Explorations, Inc.

/s/ Terry Desjardins
Tery Desjardins, President