Form 10QSB
period 2007-05-31
Heritage Explorations, Inc.
filed 2007-07-11
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,960,000 Shares of $0.001 par value Common Stock outstanding as of July 10, 2007.

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FORM 10-QSB

FOR THE QUARTER ENDED NOVEMBER 30, 2006

TABLE OF CONTENTS

Part I.	FINANCIAL STATEMENTS

	Balance Sheet May 31, 2007 (Unaudited)	3

	Statements of Operations (Unaudited) For the Three Months ended May 31, 2007 and 2006, for the Nine Months ended May 31, 2007, for the period September 30, 2005 (Inception) to May 31, 2006 and for the period September 30, 2005 (Inception) to May 31, 2007	4

	Statements of Cash Flows (Unaudited) For the Nine Months Ended May 31, 2007, for the period September 30, 2005 (Inception) to May 31, 2006 and for the period September 30, 2005 (Inception) to May 31, 2007	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Plan of Operation	10

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
MAY 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,844

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$5,464
Shareholder loan	25,000
30,464

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized 5,960,000 shares issued and outstanding	5,960
Additional paid in capital	23,040
(Deficit) accumulated during the exploration stage	(57,620)
(28,620)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,844

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31,	Three Months Ended May 31,	Nine Months Ended May 31,	Inception (September 30, 2005) to May 31,	Inception (September 30, 2005) to May 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	18,581	1,711	36,561	4,982	57,620

(Loss) before income taxes	(18,581)	(1,711)	(36,561)	(4,982)	(57,620)

Income taxes	-	-	-	-	-

Net (loss)	$(18,581)	$(1,711)	$(36,561)	$(4,982)	$(57,620)

Weighted average common shares outstanding - basic and diluted	5,960,000	4,500,000	5,960,000	600,000	3,890,674

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended May 31,	Inception (September 30, 2005) to May 31,	Inception (September 30, 2005) to May 31,
	2007	2006	2007
Cash flows from operating activities:
Net cash (used in) operating activities	$(37,550)	$(3,572)	$(52,156)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Issuance of capital stock for cash	-	4,500	29,000
Proceeds from shareholder loan	25,000	-	25,000
Net cash provided by financing activities	25,000	4,500	54,000

Increase (decrease) in cash	(12,550)	928	1,844

Cash - beginning of period	14,394	-	-

Cash - end of period	$1,844	$928	$1,844

Supplemental cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 310 of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position as of May 31, 2007, results of operations for the three months ended May 31, 2007, and cash flows for the nine months ended May 31, 2007, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form SB-2, as amended.
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $57,620 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

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

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

c) Royalty Payments

On the date commercial production commences the Company shall pay the option or 3% of net smelter returns. The company shall be entitled to, but under no obligation whatsoever, purchase up to 2% of the 3% royalty from the optionor at a rate of $500,000 per 0.5% of net smelter return.
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

NOTE 4. SHAREHOLDER LOANS

A director of the Company provided loans of $15,000 to the Company during the 3 month period ended May 31, 2007. The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 5. STOCKHOLDERS' (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from September 30, 2005 (Inception) to August 31, 2006, the Company issued 5,960,000 common shares for total cash proceeds of $29,000.

At May 31, 2007, there were no outstanding stock options or warrants.

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $57,620 which expire in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at May 31, 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating (loss)	$(57,620)
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	$19,591
Valuation allowance	$(19,591)

Net deferred tax asset	$-

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

Item 2. Plan of Operation

Our plan of operation for the next twelve months is to review the results of the recently completed phase one exploration program. If the results from the recently completed program are encouraging, the Company will complete the recommended phase two exploration program on the Strathy Township property consisting of geochemical soil sampling and geological mapping. We anticipate that this exploration program will cost approximately $15,000. To date, we have not commenced exploration on the Strathy Township property.

If warranted, we plan to commence the phase two exploration program on the Strathy Township property in the summer of 2007. The program should take approximately one month to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $5,000 on administrative fees, including fees payable in connection with the filing of this statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $20,000.

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

Results Of Operations For The Period Ending May 31, 2007

We did not earn any revenues during the three-month period ended May 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Strathy Township property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Strathy Township property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,581 during the three-month period ended May 31, 2007 compared to $1,711 during the three-month period ended May 31, 2006.  These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

We incurred operating expenses in the amount of $36,561 during the nine-month period ended May 31, 2007 compared to $4,982 during the period from inception ending May 31, 2006.  These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. This evaluation was conducted by Terry Desjardins, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 6. Exhibits and Reports on Form 8-K

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

July 10, 2007

Heritage Explorations, Inc.

/s/ Terry Desjardins
Tery Desjardins, President