Form 10QSB
period 2007-11-30
Heritage Explorations, Inc.
filed 2008-01-22
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number  333-139045

HERITAGE EXPLORATIONS INC.
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 510, 30 South Brodie Street Thunder Bay, Ontario	P0T 2C0
(Address of principal executive offices)	(Zip Code)

807-626-9869
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

5,960,000common shares issued and outstanding as at January 18, 2008 .

Transitional Small Business Disclosure Format (Check one):      Yes [  ]      No [X]

HERITAGE EXPLORATIONS, INC.
(An Exploration Stage Company)

FORM 10-QSB
FOR THE QUARTER ENDED NOVEMBER 30, 2007
TABLE OF CONTENTS

Part I.	FINANCIAL STATEMENTS

	Balance Sheet November 30, 2007 (Unaudited)	4

	Statements of Operations (Unaudited) For the Three Months ended November 30, 2007 and 2006, for the period September 30, 2005 (Inception) to November 30, 2007	5

	Statements of Cash Flows (Unaudited) For the three Months Ended November 30, 2007 and 2006, for the period for the period September 30, 2005 (Inception) to November 30, 2007	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Plan of Operation	9

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES		14

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HERITAGE EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
NOVEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash	$3,744

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$13,500
Shareholder loans	40,000
Total current liabilities	53,500

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized 5,960,000 shares issued, and outstanding	5,960
Additional paid in capital	23,040
(Deficit) accumulated during the exploration stage	(78,756)
(49,756)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,744

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006,
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2007

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Inception (September 30, 2005) to November 30, 2007

Revenues	$-	$-	$-

Mineral property expenses	-	5,074	13,974
General and administrative expenses	5,050	7,730	64,782
	5,050	12,803	78,756

Net (loss) before income taxes	(5,050)	(12,803)	(78,756)

Income taxes	-	-	-

Net (loss)	$(5,050)	$(12,803)	$(78,756)

Weighted average common shares outstanding - basic and diluted	5,960,000	5,960,000	4,369,418

Net (loss) per common share -basic and diluted	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006,
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2007

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Inception (September 30, 2005) to November 30, 2007
Cash flow from operating activities:
Net cash (used in) operating activities	$(4,266)	$(11,276)	$(65,256)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from shareholder loan	10,000	10,000	40,000
Bank overdraft	(1,990)	-	-
Issuance of capital stock for cash	-	-	29,000
Net cash provided by financing activities	8,010	10,000	69,000

Increase (decrease) in cash	3,744	(1,276)	3,744

Cash - beginning of period	-	14,394	-

Cash - end of period	$3,744	$13,118	$3,744

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited financial statements of Heritage Explorations, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended August 31, 2007, for Heritage Explorations, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $78,756 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s fiscal year end is August 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

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

NOTE 3. MINERAL PROPERTY

Pursuant to a mineral property option agreement (the “Agreement”) dated August 6, 2006, the Company was granted an option to acquire a 100% undivided right, title and interest of a total of 2 mineral claim units, located in Strathy Township in the Sudbury Mining Division of Ontario, Canada. On November 1, 2007 the Agreement was terminated.

NOTE 4. SHAREHOLDER LOAN

A director of the Company provided loans of $10,000 to the Company during the period ended November 30, 2007.  The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 5. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

During the period from September 30, 2005 (Inception) to November 30, 2007, the Company issued 5,960,000 common shares for total cash proceeds of $29,000.

At November 30, 2007, there were no outstanding stock options or warrants.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United Statesdollars and are prepared in accordance with United Statesgenerally accepted accounting principles.  The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Heritage Explorations Inc., a Nevadacorporation.

ITEM 2.  Plan of Operation

The information that we had available to us indicated that our Strathy Township property did not, in all likelihood, contain a commercially viable mineral deposit.  In addition, we felt that the exploration expense that would be required to ascertain the existence of a commercially recoverable resource was not warranted given the stage of the property.  As a result, we intend to consider other possible business options.  In our efforts to enhance shareholder value, we intend to investigate additional opportunities for the company in all industry sectors, with a focus on the oil and gas industry. We discontinued payments under the Strathy Township option agreement, and it was terminated as of November 1, 2007.

The total expenditures over the next 12 months required in order to meet our twelve month objective is expected to be a minimum $100,000.  Thus far, we have not raised any funds.  We anticipate that future funding will be in the form of equity financing from the sale of our common stock or loans.  We do not currently have any arrangements in place for any future equity financing or loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results Of Operations For The Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007.  We do not anticipate earning revenues in the near future. We have not yet made an acquisition of any oil & gas exploration companies and can provide no assurance that we will be able to successfully complete any such acquisitions in the future.

We incurred operating expenses in the amount of $5,050 during the three-month period ended November 30, 2007, compared to $7,730 during the three-month period ended November 30, 2006.  These operating expenses were comprised of general and administrative expenses of $5,050.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $78,756 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following material risks. You could lose all or part of your investment due to any of these material risks.

RISKS RELATED TO OUR COMPANY

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. The success of our company is significantly dependent on our ability to make a successful acquisition. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of an acquisition, if at all, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from future acquisitions, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception to November 30, 2007 was $78,756. We had cash in the amount of $3,744 as of November 30, 2007. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated November 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Authority Regulatory Authority.  Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange.  Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Authority Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the Financial Authority Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The Financial Authority Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007. This evaluation was conducted by Terry Desjardins, our chief executive officer and principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, Terry Desjardins, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this quarterly report, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits, are being filed as part of this quarterly report:

Item Number	Description
31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgatged under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer)
31.2	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgatged under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE EXPLORATION INC.

By:	/s/ Terry Desjardins
Terry Desjardins
President, Chief Executive Officer and Director

Date: January 18, 2008