Form 10QSB
period 2008-02-29
Heritage Explorations, Inc.
filed 2008-04-18
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number  333-139045

HERITAGE EXPLORATIONS INC.

(Name of small business issuer in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 510, 130 South Brodie Street Thunder Bay, Ontario	P0T 2C0
(Address of principal executive offices)	(Zip Code)

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

35,760,000 common shares issued and outstanding as at April 17, 2008.

Transitional Small Business Disclosure Format (Check one):      Yes [  ]      No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE EXPLORATIONS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 29, 2008

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
Financial Statements
February 29, 2008
Page

Balance Sheet
February 29, 2008 (Unaudited)	2

Statements of Operations (Unaudited)
For the Three and Six Months Ended February 29, 2008 and February 28, 2007 and for the Period September 30, 2005 (Inception) to February 29, 2008	3

Statements of Cash Flows (Unaudited)
For the Six Months Ended February 29, 2008 and February 28, 2007 and for the Period September 30, 2005 (Inception) to February 29, 2008	4

Notes to the Financial Statements (Unaudited)	5 - 6

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
FEBRUARY 29, 2008

ASSETS

CURRENT ASSETS
Cash	$830

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$26,791
Shareholder loans	40,000
Total current liabilities	66,791

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 450,000,000 shares authorized
35,760,000 shares issued and outstanding	29,000
Additional paid in capital	-
(Deficit) accumulated during the exploration stage	(94,961)
(65,961)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$830

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 29, 2008

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Inception (September 30, 2005) to
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008

Revenues	$-	$-	$-	$-	$-

Mineral property expenses	-	-	-		13,974
General and administrative expenses	16,204	5,785	21,254	18,588	80,986
	16,204	5,785	21,254	18,588	94,961

Net (loss) before income taxes	(16,204)	(5,785)	(21,254)	(18,588)	(94,961)

Income taxes	-	-	-	-	-

Net (loss)	$(16,204)	$(5,785)	$(21,254)	$(18,588)	$(94,961)

Weighted average common shares
outstanding - basic and diluted	35,760,000	35,760,000	35,760,000	35,760,000	27,232,032

Net (loss) per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 29, 2008

	Six Months Ended	Six Months Ended	Inception (September 30, 2005) to
	February 29, 2008	February 28, 2007	February 29, 2008
Cash flow from operating activities:
Net cash (used in) operating activities	$(7,180)	$(18,933)	$(68,170)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from shareholder loan	10,000	10,000	40,000
Bank overdraft	(1,990)	-	-
Issuance of capital stock for cash	-	-	29,000
Net cash provided by financing activities	8,010	10,000	69,000

Increase (decrease) in cash	830	(8,933)	830

Cash - beginning of period	-	14,394	-

Cash - end of period	$830	$5,461	$830

The accompanying notes are an integral part of these financial statements

HERITAGE EXPLORATIONS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $94,961 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4. SHAREHOLDER LOAN

A shareholder of the Company has provided loans of $40,000 to the Company that are outstanding as of February 29, 2008.  The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 5. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 450,000,000 with a par value of $0.001 per share.

During the period from September 30, 2005 (Inception) to February 29, 2008, the Company issued 35,760,000 common shares for total cash proceeds of $29,000.

At February 29, 2008, there were no outstanding stock options or warrants.

On March 31, 2008 a six for one forward stock split of our authorized, issued and outstanding shares of common stock was authorized.  This was effected by the Company on April 16, 2008.

All share and per share amounts have been restated to reflect the effect of the forward stock split.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Heritage Explorations Inc., a Nevada corporation.

ITEM 2.  Plan of Operation

The information that we had available to us indicated that our Strathy Township property did not, in all likelihood, contain a commercially viable mineral deposit and the option agreement was terminated as of November 1, 2007. As a result, we intend to consider other possible business options.  In our efforts to enhance shareholder value, we intend to investigate additional opportunities for the company in all industry sectors, with a focus on the oil and gas industry.

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

Results Of Operations For The Period Ended February 29, 2008

We did not earn any revenues during the three-month period ended February 29, 2008.  We do not anticipate earning revenues in the near future. We have not yet made an acquisition of any oil & gas exploration companies and can provide no assurance that we will be able to successfully complete any such acquisitions in the future.

We incurred operating expenses in the amount of $16,204 during the three-month period ended February 29, 2008 compared to $5,785 during the three-month period ended February 28, 2007 . These operating expenses were comprised of general and administrative expenses of $16,204.

We incurred operating expenses in the amount of $21,254 during the six-month period ended February 29, 2008 compared to $18,588 during the six-month period ended February 28, 2007. These operating expenses were comprised entirely of general and administration expenses, including mineral property exploration, professional fees, filing fees and rent and office expenses.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception to February 29, 2008 was $94,961. We had cash in the amount of $830 as of February 29, 2008. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated November 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2008. This evaluation was conducted by Terry Desjardins, our principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, Terry Desjardins, our principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On March 3, 2008 we appointed John L. Ogden as president and director of our company. He has extensive corporate finance expertise in the energy sector as a principal and managing director of Wood Roberts, LLC., an energy corporate financial advisory firm based in Houston, Texas.  Prior to joining Wood Roberts, he managed an independent corporate financial consulting business specializing in domestic and international energy issues, providing M&A advice, and strategic corporate financial consulting services.

ITEM 6. EXHIBITS.

The following exhibits, are being filed as part of this quarterly report:

Item Number	Description
31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgatged under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer)
31.2	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgatged under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE EXPLORATION INC.

By:	/s/ John L. Ogden
John L. Ogden
President, Chief Executive Officer and Director
Date: April 17, 2008

By:	/s/ Terry Desjardins
Terry Desjardins
Chief Financial Officer and Director
Principal Financial Officer
Date: April 17, 2008