Form 10QSB
period 2008-05-31
USR Technology, Inc.
filed 2008-07-21
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-139045

USR TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20333 State Highway 249, Suite 200, Houston, Texas 77070
(Address of principal executive offices)

(281) 378-8029
(Issuer’s telephone number)

HERITAGE EXPLORATIONS, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  35,760,000 common shares issued and outstanding as of July 10, 2008

Transitional Small Business Disclosure Format (Check one):     Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒     No ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

USR TECHNOLOGY, INC. (FORMERLY HERITAGE EXPLORATIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
Financial Statements
May 31, 2008
Page

Balance Sheet May 31, 2008 (Unaudited)	3

Statements of Operations (Unaudited)
For the Three and Nine Months Ended May 31, 2008 and May 31, 2007
and for the Period September 30, 2005 (Inception) to May 31, 2008	4

Statements of Cash Flows (Unaudited)
For the Nine Months Ended May 31, 2008 and May 31, 2007
and for the Period September 30, 2005 (Inception) to May 31, 2008	5

Notes to the Financial Statements (Unaudited)	6 - 7

USR TECHNOLOGY, INC. (FORMERLY HERITAGE EXPLORATIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
MAY 31, 2008

ASSETS

CURRENT ASSETS
Cash	$99
Other current assets	250
TOTAL CURRENT ASSETS	$349

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$20,672
Shareholder loans	60,000
Total current liabilities	80,672

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 450,000,000 shares authorized
35,760,000 shares issued and outstanding	29,000
(Deficit) accumulated during the exploration stage	(109,323)
(80,323)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$349

The accompanying notes are an integral part of these financial statements

USR TECHNOLOGY, INC. (FORMERLY HERITAGE EXPLORATIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007;
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO MAY 31, 2008

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(September 30, 2005)
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007	to May 31, 2008

Revenues	$-	$-	$-	$-	$-

Mineral property expenses	-	-	-	5,074	13,974
General and administrative expenses	14,362	18,581	35,616	31,487	95,349
	14,362	18,581	35,616	36,561	109,323

Net (loss) before income taxes	(14,362)	(18,581)	(35,616)	(36,561)	(109,323)

Income taxes	-	-	-	-	-

Net (loss)	$(14,362)	$(18,581)	$(35,616)	$(36,561)	$(109,323)

Weighted average common shares
outstanding - basic and diluted	35,760,000	35,760,000	35,760,000	35,760,000	28,009,589

Net (loss) per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
The accompanying notes are an integral part of these financial statements

USR TECHNOLOGY, INC. (FORMERLY HERITAGE EXPLORATIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO MAY 31, 2008

	Nine Months	Nine Months	Inception
	Ended	Ended	(September 30, 2005)
	May 31, 2008	May 31, 2007	to May 31, 2008
Cash flow from operating activities:
Net cash (used in) operating activities	$(27,911)	$(37,361)	$(88,901)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from shareholder loan	30,000	25,000	60,000
Bank overdraft	(1,990)	-	-
Issuance of capital stock for cash	-	-	29,000
Net cash provided by financing activities	28,010	25,000	89,000

Increase (decrease) in cash	(99)	(12,361)	99

Cash - beginning of period	-	14,394	-

Cash - end of period	$99	$2,033	$99
The accompanying notes are an integral part of these financial statements

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited financial statements of USR Technology Inc., (formerly Heritage Explorations, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended August 31, 2007, for USR Technology, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $109,323 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4. SHAREHOLDER LOANS

Shareholders of the Company provided loans of $60,000 to the Company during the period ended May 31, 2008.  The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 5. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 450,000,000 with a par value of $0.001 per share.

On April 16, 2008, the Company effected a six for one forward stock split of our authorized and issued and outstanding shares of common stock.  All share and per share amounts have been restated to reflect the effect of the stock split.

During the period from September 30, 2005 (Inception) to May 31, 2008, the Company issued 35,760,000 common shares for total cash proceeds of $29,000.

At May 31, 2008, there were no outstanding stock options or warrants.

NOTE 6. SUBSEQUENT EVENTS

On June 2, 2008, a shareholder of the Company provided a loan of $10,000 to the Company.  The loan is non-interest bearing , unsecured and payable on demand.

On June 20, 2006, John L. Ogden resigned as President of the company and was appointed Chairman J. David LaPrade was appointed as President and a Director.

Effective June 26, 2008, the name of the Company was changed to USR Technology, Inc. by way of a merger between Heritage Explorations, Inc. and our wholly owned subsidiary, USR Technology, Inc., which was formed solely for the change of name.

On June 26, 2008, the Company entered into a letter of intent with Well Flow International, WLL (“Well Flow”) to acquire certain assets valued at $5,000,000.  Consideration for the acquisition will be by way of issuance of 5,000,000 restricted shares of the Company, at a deemed value of $1.00 per share.  The acquisition from Well Flow is subject to completion of a definitive agreement.

On June 27, 2008, the Company entered into a letter of intent with Hydrocarbon Resources Development Co. (P) Ltd. (“HRD”) to acquire certain assets valued at $1,127,342.  Consideration for the acquisition will be by way of issuance of 1,127,342 restricted shares of the Company, at a deemed value of $1.00 per share.  The acquisition from HRD is subject to completion of a definitive agreement.

On June 30, 2008, we entered into a letter of intent with Shuayb K. Al Suleimany of Muscat, Oman (“Suleimany”) to acquire from Suleimany certain assets valued at $738,990.  Consideration for the acquisition will be by way of issuance of 738,990 restricted shares of our company, at a deemed value of $1.00 per share. The acquisition from HRD is subject to completion of a definitive agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “USR” mean USR Technology, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on September 30, 2005 under the name Heritage Explorations Inc.

On April 16, 2008, the Secretary of State of Nevada accepted for filing, a Certificate of Change with respect to a six for one forward stock split of our authorized and issued and outstanding shares of common stock, as approved by our board of directors.  As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 450,000,000 shares of common stock with a par value of $0.001.  Our issued and outstanding share capital increased from 5,960,000 shares of common stock to 35,760,000 shares of common stock.

Effective June 20, 2008, the Secretary of State of Nevada accepted for filing Articles of Merger wherein we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc.  The change of name became effective with the OTC Bulletin Board of June 26, 2008 and our shares began trading under the symbol “USRT”.

We are an exploration stage corporation. Until November 1, 2007, we held an option to acquire a 100% undivided right, title and interest in two mineral claim units, known as the Strathy Township claim block, located in the Sudbury Mining Division of Ontario,  At that time, information that we had available to us indicated that the Strathy Township property did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore terminated the option agreement. As a result, we investigated several other business opportunities to enhance shareholder value, and focussed on the services sector of the oil and gas industry, specifically the provision of directional drilling services to international oil and gas companies, with emphasis on Ultra-Short Radius (USR), Short Radius (SR) and slim hole applications.

Effective June 20, 2008, the Secretary of State of Nevada accepted for filing Articles of Merger wherein we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc.  The change of name became effective with the OTC Bulletin Board of June 26, 2008 and our shares began trading under the symbol “USRT”.   Also on June 20, 2008  John L. Ogden resigned as President of the company and was appointed Chairman and J. David LaPrade was appointed as President and a Director.  Mr. LaPrade has extensive experience in the oil and gas sector, specifically in the drilling of ultra short radius wells. He will lead the Company in its deployment of USR, SR and other directional drilling services and proprietary well intervention technologies, including Rotary Steerable Tools and USR Mud Motors that are specifically designed to exploit remaining reserves, increase production from marginal wells, restore production from shut in wells and reduce water production.

Following Mr. LaPrade’s appointment, we entered into a letter of intent, dated June 26, 2008 with Well Flow International, WLL, for the acquisition of certain assets from its subsidiary Well Flow Drilling Services, WLL. Well Flow Drilling Services is a private company registered in Bahrain which has been involved in the drilling and completion of Ultra-Short Radius horizontal wells for oil and gas operators.

The assets being acquired from Well-Flow are specialized drilling and surveying equipment that are used in the drilling of Ultra-Short Radius (USR) wells including drill bits, titanium and steel drill pipe, fishing tools, stabilizers, wellbore navigation electronics, mud motors and wireline tools.  This is a significant acquisition of key assets required for the drilling of USR wells, which reduces the risk of a potential revenue deferral due to the long lead times associated with the manufacturing and delivery of equipment. In addition, all of the key personnel formerly with Well Flow Drilling Services have joined USR Technology, Inc., and this combination of drilling assets and experienced personnel gives our company a solid platform to launch its USR drilling business and close ongoing negotiations for significant USR drilling contracts.

The total value of the acquisition has been agreed at $5 million and the consideration will be by way of issuance of 5,000,000 restricted shares of our company, at a deemed value of $1.00 per share. The acquisition is subject to completion of a definitive agreement.

On June 27, 2008, we entered into a letter of intent with Hydrocarbon Resources Development Co. (P) Ltd. (HRD)  pursuant to which we have agreed to negotiate a definitive agreement for the acquisition from HRD of certain assets of HRD valued at $1,127,342.  Consideration for the acquisition will be by way of issuance of 1,127,342 restricted shares of our company, at a deemed value of $1.00 per share.

The assets being acquired from HRD comprise of a variety of drilling equipment including downhole well testing units and mud logging units and a precision specialty equipment and tubulars manufacturing and machining facility located in Mumbai, India.  The acquisition from HRD is subject to completion of a definitive agreement.

On June 30, 2008, we entered into a letter of intent with Shuayb K. Al Suleimany of Muscat, Oman (Suleimany) to acquire from Suleimany certain assets valued at $738,990.  Consideration for the acquisition will be by way of issuance of 738,990 restricted shares of our company, at a deemed value of $1.00 per share. The acquisition from HRD is subject to completion of a definitive agreement.

The assets being acquired from Suleimany consist of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components.

Plan of Operation and Cash Requirements

We estimate that the total expenditures required over the next 12 months in order to meet our twelve month objective is expected to be a minimum of $2,000,000.  Thus far, we have not raised any funds.  We anticipate that future funding will be in the form of equity financing from the sale of our common stock or loans.  We are currently undertaking a private placement of our securities.

Results of Operations for the three months ending May 31, 2008 compared to the three months ended May 31, 2007.

We did not earn any revenues during the three month period ending May 31, 2008. During the three month period ended May 31, 2008, we incurred operating expenses in the amount of $14,362, compared to operating expenses of $18,581 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $14,362 (2007: $18,581) and mineral property expenses of $Nil (2007: $Nil).  The decrease in operating expenses during the three months ended May 31, 2008, compared to the same period in fiscal 2007, was mainly due to the termination of our option agreement of the Strathy Township claim block.

Results of Operations for the nine months ending May 31, 2008 compared to the nine months ended May 31, 2007.

We did not earn any revenues during the nine month period ending May 31, 2008. During the nine month period ended May 31, 2008, we incurred operating expenses in the amount of $35,616, compared to operating expenses of $36,561 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $35,616 (2007: $31,487) mineral property expenses of $Nil (2007: $5,074).  The decrease in operating expenses during the nine months ended May 31, 2008, compared to the same period in fiscal 2007, was mainly due to the termination of our option agreement of the Strathy Township claim block.

If we do not proceed with any acquisitions and instead maintain our current operations, in the next twelve months we anticipate spending $100,000 on general and administrative expenses. Our cash on hand at May 31, 2008 was $99.  We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.  In the event that we proceed with the contemplated Well Flow and HRD or any other acquisitions, we will be required to raise substantial additional capital to commence drilling service operations.

Employees

In the event that we proceed with the contemplated Well Flow and HRD or any other acquisitions we will significantly increase the number of employees during the next twelve month period.

Purchase of Significant Equipment

In the event that we proceed with the contemplated Well Flow and HRD or any other acquisitions we will make any significant equipment purchases during the next twelve month period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of May 31, 2008.

Liquidity and Capital Resources

As at May 31, 2008, our company had $349 in current assets, including $99 in cash and $250 in other current assets.  As at May 31, 2008, we had working capital deficit of $80,323.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.  However, we are currently undertaking a private placement of our securities.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Net Income (Loss) Per Common Share

We calculate net income (loss) per share as required by SFAS 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

 We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception to May 31, 2008 was $109,323. We had cash in the amount of $99 as of May 31, 2008. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated November 28, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority . Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 3.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal financial officer and principal accounting officer (our chief financial officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 31, 2008, the end of the nine month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On March 3, 2008, we appointed John L. Ogden as president and director of our company.

On June 20, 2008, John L. Ogden resigned as president of our company and was appointed as chairman of our company.  As a result, we appointed J. David LaPrade as our president and as a member of our board of directors.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).
3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 21, 2008).
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USR TECHNOLOGY, INC.

By:	/s/ J. David LaPrade
J. David LaPrade
President and Director
Date: July 18, 2008

By:	/s/ John L. Ogden
John L. Ogden
Chairman, Chief Financial Officer and Director
Principal Financial Officer
Date: July 18, 2008