Form 10KSB
period 2008-08-31
USR Technology, Inc.
filed 2008-12-15
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                ] to [                ]

Commission file number 333-139045

USR TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

20333 State Highway 249, Suite 200, Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 281.378.8029
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [   ]    No [X]

State issuer's revenues for its most recent fiscal year: $238,493

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

12,200,017 common shares @ $0. 90 (1) = $10,980,015

(1) Closing Stock Price on December 11, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,020,017 shares of common stock as at December 11, 2008.

PART I

ITEM 1:           DESCRIPTION OF BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “USR” refer to USR Technology, Inc.

Corporate Overview

We were incorporated in the State of Nevada on September 30, 2005 under the name Heritage Explorations Inc. At inception, we were an exploration stage company engaged in the exploration of mineral properties. On August 6, 2006, we entered into a mineral property option agreement, wherein we were granted an option to acquire a 100% undivided right, title and interest in a total of 2 mineral claim units, known as the Strathy Township claim block, located in the Sudbury Mining Division of Ontario, Canada.

On November 1, 2007, based on information that we had available to us, we determined that the Strathy Township property did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore terminated the option agreement. As a result, we investigated several other business opportunities to enhance shareholder value, and focused on the services sector of the oil and gas industry, specifically the provision of directional drilling services to international oil and gas companies, with emphasis on Ultra-Short Radius (USR), Short Radius (SR) and slim hole applications.

On April 16, 2008, the Secretary of State of Nevada accepted for filing a Certificate of Change with respect to a six for one forward stock split of our authorized and issued and outstanding shares of common stock, as approved by our board of directors. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 450,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 5,960,000 shares of common stock to 35,760,000 shares of common stock.

Effective June 20, 2008, the Secretary of State of Nevada accepted for filing Articles of Merger wherein we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc. The change of name became effective with the OTC Bulletin Board of June 26, 2008 and our shares began trading under the symbol “USRT”.

Also on June 20, 2008, John L. Ogden resigned as President of the Company and was appointed Chairman and J. David LaPrade was appointed as President and a Director. Mr. LaPrade has extensive experience in the oil and gas sector, specifically in the drilling of ultra short radius wells. He joined to lead the Company in its deployment of USR, SR and other directional drilling services and proprietary well intervention technologies, including Rotary Steerable Tools and USR Mud Motors that are specifically designed to exploit remaining reserves, increase production from marginal wells, restore production from shut in wells and reduce water production.

Effective July 1, 2008, we appointed Kamonchai Kesonpat as our Chief Operating Officer.

Effective September 17, 2008, we effected a three (3) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 450,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decreased from 37,976,967 shares of common stock to 12,658,989 shares of common stock. The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 17, 2008 under the new stock symbol “USRI”. Our new CUSIP number is 903406 206.

On November 10, 2008, J. David LaPrade resigned as President and a Director of the Company and Kamonchai Kesonpat resigned as Chief Operating Officer of the Company. As a result of the resignations of Mr. LaPrade and Mr. Kesonpat, Mr. John Ogden was appointed as President and remains as Chairman. Our board of directors now consists solely of John Ogden.

Our Current Business

Until recently we were a company focused on the services sector of the oil and gas industry, specifically the provision of drill site supervision and directional drilling services to international oil and gas companies, with emphasis on Ultra-Short Radius (USR), Short Radius (SR) and slim hole applications.

On August 22, 2008, we entered into an asset purchase agreement with Shuayb K. Al Suleimany wherein we agreed to acquire certain assets consisting of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of the drilling equipment occurred on August 26, 2008. In accordance with the closing of the asset purchase agreement, we issued 738,989 restricted shares of our common stock issued at a price of $1.00 per share to Shuayb K. Al Suleimany. Mr. Suleimany is a non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a $1,000,000 credit against the future supply of certain assets, called Snake ScreenTM (the “Credit”) and an exclusive 20 year worldwide license (the “License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. This worldwide license is valued at $1,000,000.

On September 26, 2008, we entered into a definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 post consolidated restricted shares of our common stock, issued at a price of $1.00 per share, to Euroslot.

We previously announced that we had entered into letters of intent for potential acquisitions from Well Flow International and Hydrocarbon Resources Development Co. (P) Ltd. These letters of intent expired on October 31, 2008.

Subsequent to our year ended August 31, 2008, we ceased all operations pending the receipt of additional financing. We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Upon receipt of additional financing, management will review our business plan at that time.

Principal Products and Services

Prior to the Company ceasing operations, we intended to deploy proprietary well intervention technologies that were specifically designed to exploit remaining reserves, increase production from marginal wells, restore production from shut in wells and minimize production of undesired fluids.

As stated above, we require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Upon receipt of additional financing, management will review our business plan at that time.

Distribution Methods

As we have ceased operations, we will not be distributing any of our services.

Public Announcement of New Products or Services

The company will make announcements via press releases and on our website when new products are developed or new services offered.

Competition

In the event that we are able to obtain additional funding and our management decides to restart operations in the services sector of the oil and gas industry, our business will depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development and production activities by our potential customers and could also materially affect our financial position, results of operations and cash flows.

The services sector of the oil and gas industry remains competitive. As a result of improved demand for drilling services driven by a sustained high level of commodity prices, supply and demand have been in balance in most of our potential markets, with demand actually exceeding supply in some markets.

In all of our potential geographic market areas, we believe price and availability and condition of equipment are the most significant factors in determining which drilling services contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services.

In the event that we restart operations, we intend to compete with national, regional and local contractors in those areas in which we intend to operate.

Dependence on one or a few major customers

In the event that we are able to obtain additional funding and our management decides to restart operations in the services sector of the oil and gas industry, our activities will be extensive and contacts wide ranging. We will not be limited to a few customers.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to the Company. Permits from a variety of regulatory authorities may be required for many aspects of our operations. We cannot predict the extent to which these requirements may affect the Company.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

As we have ceased operations, we have no employees other than our sole executive officer.

Over the next twelve months, our management will continuously review the need for additional employees.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related To The Company

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have generated revenues of $238,493 since our incorporation and, have incurred sales costs of $172,309 and mineral property and general and administrative expenses totaling $464,640. Our net loss from inception to August 31, 2008 was $398,456. We had cash in the amount of $83,270 as of August 31, 2008. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated December 11, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in the Company.

If we are unable to raise additional funding we will not be able to execute our business plan of being an oil and gas drilling service provider.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock if we are to be able to restart operations, execute our business plan and continue to make further acquisitions. In the event that we are unable to obtain additional financing, we will not be able to proceed with our business plan of providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

Fluctuations in oil and gas prices could adversely affect drilling activity and our revenues, cash flows and profitability

In the event that we restart operations, our operations will be materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and gas prices affect the level of such activity. Oil and gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and gas. We believe that any prolonged reduction in oil and gas prices would depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for our services and could have a material adverse effect on our revenues, cash flows and profitability. Lower oil and gas prices could also cause our potential customers to seek to terminate, renegotiate or fail to honor our drilling contracts; affect the fair market value of our equipment which in turn could trigger a write-down for accounting purposes; affect our ability to retain skilled personnel; and affect our ability to obtain access to capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and gas and oilfield services industries.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most drilling services contracts are awarded on the basis of competitive bids, which results in price competition.

The nature of our operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations

In the event that we restart operations, our operations will be subject to many hazards inherent in the drilling-services industry, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. In addition, our potential international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to our customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. Moreover, insurance coverage generally provides that we may assume a portion of the risk in the form of a deductible. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the overall cost to the Company.

The profitability of our proposed international operations could be adversely affected by war, civil disturbance or political or economic turmoil

In the event that we restart operations, we intend to derive a significant portion of our business from international markets, including major operations in Canada, the Middle East, the Far East, India, Russia and Africa. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, our intended operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which we intend to operate, we are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations

The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. Our cost of compliance with these laws and regulations may be substantial. For example, federal law imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of drilling equipment, we may be deemed to be a responsible party under federal law. In addition, our drilling service operations will routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We will generally require customers to contractually assume responsibility for compliance with environmental regulations. However, we will not always be successful in allocating to customers all of these risks nor is there any assurance that the customer will be financially able to bear those risks assumed.

In the event that we restart operations, we intend to employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use consultants and to advise on and assist with our environmental compliance efforts. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial obligations, and in some cases injunctive relief. Such violations could also result in liabilities for personal injuries, property damage, and other costs and claims.

Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.

Changes in federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on us. For example, legislation has been proposed from time to time in Congress which would reclassify certain oil and natural gas production wastes as hazardous wastes, which would make the reclassified wastes subject to more stringent handling, disposal and cleanup requirements. If enacted, such legislation could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

We do not currently intend to pay dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. We intend to retain future earnings for use in our operations and the expansion of our business.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2:           DESCRIPTION OF PROPERTY

Our executive offices are located at 20333 State Highway 249, Suite 200, Houston, Texas 77070. These facilities are a serviced office which provides us with office and meeting facilities at a cost of $250 per month plus sales tax. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

ITEM 3:           LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Other than as set out below, no matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

On August 22, 2008, our board of directors and a majority of our stockholders approved a three (3) for one (1) reverse split of our authorized and issued and outstanding shares of common stock.

PART II

ITEM 5:	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol “USRI.OB”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the name “Heritage Explorations, Inc.” under the symbol “HEEX”. On June 26, 2008, we changed our name to “USR Technology Inc.” upon completion of our merger with our wholly owned subsidiary, “USR Technology Inc.” and our trading symbol was changed to “USRT”. There has been intermittent trading in our shares of common stock on the OTC Bulletin Board since we were approved for quotation.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
August 31, 2008	$1.00	$1.00
May31, 2008	No Trades	No Trades
February 29, 2008	No Trades	No Trades
November 30, 2007	No Trades	No Trades
August 31, 2007	No Trades	No Trades
May 31, 2007	$N/A	$N/A
February 28, 2007	$N/A	$N/A
November 30, 2006	$N/A	$N/A
August 31, 2006(1)	$N/A	$N/A

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

On December 11, 2008, the list of stockholders for our shares of common stock showed 60 registered stockholders and 15,020,017 shares of common stock outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, it is our intention to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2008.

ITEM 6:           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Results of Operations for the year ended August 31, 2008 compared to the year ended August 31, 2007.

We earned revenues of $238,493 during the year ended August 31, 2008. Our cost of sales was $172,309, resulting in a gross profit of $66,184. During the year ended August 31, 2008, we incurred operating expenses of $390,933, compared to operating expenses of $52,648 incurred during the same period in fiscal 2007. Due to the change in the direction of the Company more money was user for labor and travel expenses compared to the prior year. These operating expenses were comprised of general and administrative expenses of $390,933 in 2008 compared to $41,174 in 2007, mineral property expenses of $Nil in 2008 compared to $11,474 in 2007. The increase in operating expenses was due to the start up of the Company’s business operations in the provision of drill site supervision and directional drilling services to international oil and gas companies. The decrease in mineral property expenses during the year ended August 31, 2008, compared to the same period in fiscal 2007, was due to the termination of our option agreement of the Strathy Township claim block.

Subsequent to our year ended August 31, 2008, we ceased all operations pending the receipt of additional financing. We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Upon receipt of additional financing, management will review our business plan. In the interim management intends to investigate additional opportunities for the Company in all industry sectors.

We anticipate spending $100,000 on general and administrative expenses over the next twelve months. Our cash on hand at August 31, 2008 was $83,270. Subsequent to our year ended August 31, 2008, we incurred additional operating and administrative costs. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Employees

As we have ceased operations, we have no employees other than our sole executive officer.

Over the next twelve months, our management will continuously review the need for additional employees.

Purchase of Significant Equipment

As we have ceased operations, we do not anticipate making any significant equipment purchases over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of August 31, 2008.

Liquidity and Capital Resources

As at August 31, 2008, the Company had $369,348 in current assets, including $83,270 in cash, $238,492 in accounts receivable, $20,750 in inventory and $26,836 in other current assets. As at August 31, 2008, we had working capital deficit of $(20,352).

We generated revenue of $238,493 and a gross profit of $66,184 since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

During October 2008, we received a $30,000 loan from a company controlled by the Chairman of the Company. The loan is non-interest bearing, unsecured and payable upon demand.

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

In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and difference from the carrying amounts reported in these financial statements could be material. Additionally, we will not be able to proceed with our business plan of providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R"). This statement replaces SFAS 141, “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines which information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning September 1, 2008 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160), which will be effective for our fiscal year beginning September 1, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is currently assessing the impact, if any, of adopting this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB

Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC”. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

Application Of Critical Accounting Policies

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

Accounts Receivable

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 30 days old are considered delinquent. Outstanding customer invoices are periodically assessed for collectability.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history. Our review of the outstanding balances as of August 31, 2008 indicated that no valuation allowance was required.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) basis or market. Inventories are recorded net of any reserve for excess and obsolescence.

Property and equipment

Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over estimated economic lives of five to seven years.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable,, accrued expenses and shareholder loans Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair value or they are payable on demand.

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

ITEM 7:           FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors USR Technology, Inc.

We have audited the accompanying balance sheet of USR Technology, Inc. (an exploration stage company) as of August 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2008 and 2007 and the period September 30, 2005 (inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USR Technology, Inc. as of August 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2008 and 2007 and the period September 30, 2005 (inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations and anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado December 11, 2008

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AUGUST 31, 2008

ASSETS

Current Assets
Cash	$83,270
Accounts receivable	238,492
Inventory	20,750
Other current assets	26,836
Total Current Assets	369,348

Fixed Assets
Drilling equipment	738,989
Furniture and fixtures	11,896
Total Fixed Assets	750,885

TOTAL ASSETS	$1,120,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$69,311
Accrued expenses	242,889
Shareholder loans	77,500
Total Current Liabilities	389,700

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized
13,019,989 shares issued and outstanding	13,020
Additional paid in capital	1,115,969
(Deficit) accumulated during the exploration stage	(398,456)
Total Stockholders' Equity	730,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,120,233

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Inception
	Year Ended		(September 30, 2005) to
	August 31, 2008	August 31, 2007	August 31, 2008

Sales revenue	$238,493	$-	$238,493
Cost of sales	172,309		172,309
Gross profit	66,184	-	66,184

Mineral property expenses	-	11,474	13,974
General and administrative expenses	390,933	41,174	450,666
	390,933	52,648	464,640

Net (loss) before income taxes	(324,749)	(52,648)	(398,456)

Income taxes	-	-	-

Net (loss)	$(324,749)	$(52,648)	$(398,456)

Weighted average common shares
outstanding - basic and diluted	11,999,542	11,920,000

Net (loss) per common share -
basic and diluted	$(0.03)	$(0.00)

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 30, 2005 (INCEPTION) TO AUGUST 31, 2008

				(DEFICIT)
				ACCUMULATED
			ADDITIONAL	DURING THE
	COMMON STOCK		PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance - September 30, 2005 (date of Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $.0005, March 2006	9,000,000	4,500	-	-	4,500

Issuance of common stock for cash at $.005, August 2006	2,700,000	7,200	6,300	-	13,500

Issuance of common stock for cash at $.005, August 2006	220,000	220	10,780	-	11,000

Net loss for the period	-	-	-	(21,059)	(21,059)

Balance - August 31, 2006	11,920,000	11,920	17,080	(21,059)	7,941

Net loss	-	-	-	(52,648)	(52,648)

Balance - August 31, 2007	11,920,000	11,920	17,080	(73,707)	(44,707)

Issuance of common stock for cash at $1.00	361,000	361	360,639	-	361,000

Stock issued for purchase of assets	738,989	739	738,250	-	738,989

Net loss	-	-	-	(324,749)	(324,749)

Balance - August 31, 2008	13,019,989	$13,020	$1,115,969	$(398,456)	$730,533

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Inception
	Year Ended		(September 30, 2005)
	August 31, 2008	August 31, 2007	to August 31, 2008
Cash flows from operating activities:
Net (loss)	$(324,749)	$(52,648)	$(398,456)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Increase in accounts receivable	(238,492)	-	(238,492)
Increase in inventory	(20,750)	-	(20,750)
Increase in other current assets	(26,836)	-	(26,836)
Increase in accounts payable	69,311	6,264	69,311
Increase in accrued expenses	230,172	-	242,889
Net cash used by operating activities	(311,344)	(46,384)	(372,334)

Cash flows from investing activities:
Purchase of furniture and fixtures	(11,896)	-	(11,896)
Net cash used by investing activities	(11,896)	-	(11,896)

Cash flows from financing activities:
Bank overdraft	(1,990)	1,990	-
Proceeds from shareholder loan	47,500	30,000	77,500
Issuance of capital stock for cash	361,000	-	390,000
Net cash provided by financing activities	406,510	31,990	467,500

Increase (decrease) in cash	83,270	(14,394)	83,270

Cash - beginning of period	-	14,394	-

Cash - end of period	$83,270	$-	$83,270

Non cash investing activities
Issuance of common stock for fixed assets	$738,989	$-	$738,989

See the accompanying notes to the financial statements

USR TECHNOLOGY , INC.
An Exploration Stage Company

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 30, 2005. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. Effective June 26, 2008 the Company completed a merger with its subsidiary USR Technology, Inc. As a result the Company name was changed from Heritage Explorations Inc. to USR Technology, Inc. During the year ended August 31, 2008, the Company abandoned the mineral property located in the Province of Ontario, Canada and focused its effort on building its business in the oil and gas specialty drilling industry through additional equity financing and the acquisition of a specific directional drilling and related equipment. Personnel with expertise in directional drilling were added to the Company’s board and management.

These financial statements have been prepared on a going concern basis. The Company has incurred losses resulting in an accumulated deficit of $398,456 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Accounts Receivable

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 30 days old are considered delinquent. Outstanding customer invoices are periodically assessed for collectability.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history. Our review of the outstanding balances as of August 31, 2008 indicated that no valuation allowance was required.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) basis or market. Inventories are recorded net of any reserve for excess and obsolescence.

Property and equipment

Property and equipment is stated at cost. Depreciation is calculated using accelerated methods over estimated economic lives of five to seven years.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable,, accrued expenses and shareholder loans Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair value or they are payable on demand.

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

Recent Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R"). This statement replaces SFAS 141, “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines which information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning September 1, 2008 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160), which will be effective for our fiscal year beginning September 1, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is currently assessing the impact, if any, of adopting this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC”. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 4. SHAREHOLDER LOAN

A shareholder of the Company provided loans of $30,000 to the Company during the year ended August 31, 2007. The loans are non-interest bearing, unsecured and payable upon demand.

Another shareholder of the Company provided a loan of $47,500 to the Company during the year ended August 31, 2008. The loan is non-interest bearing, unsecured and payable upon demand.

NOTE 5. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 150,000,000 with a par value of $0.001 per share.

On April 16, 2008 a six for one forward stock split of our authorized and issued and outstanding shares of common stock was effected by the Company.

On August 22, 2008 a three for one reverse stock split of our authorized and issued and outstanding shares of common stock was effected by the Company.

During the period from September 30, 2005 (Inception) to August 31, 2007, the Company issued 11,920,000 common shares for total cash proceeds of $29,000.

In July and August, 2008, the Company received aggregate proceeds of $361,000 from the private placement of 361,000 units (the “Units”) at a price of US $1.00 per Unit. Each Unit consists of one common share of the Company (the “Share”) and one-half of one common share purchase warrant (each whole share purchase warrant, a “Warrant”). Each whole Warrant entitles the holder, on exercise thereof, to purchase one common share of the Company (each, a “Warrant Share”) at a price of US$1.25 at any time until the close of business on the day which is 36 months from the date on which the Units are issued. We issued the Units to 5 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The Shares and the Warrants were issued subsequent to the Company’s year ended August 31, 2008.

Outstanding and Exercisable Warrants

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$1.25	180,500	3	$ 225,625	$1.25
	180,500		$ 225,625	$1.25

	Number of	Weighted Average
Warrants	Shares	Exercise Price
Outstanding at August 31, 2006	-	$-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2007	-	$-
Issued	180,500	1.25
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2008	180,500	$1.25

On August 22, 2008, we entered into an asset purchase agreement with Shuayb K. Al Suleimany wherein we agreed to acquire certain assets consisting of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components. In consideration for the purchase of the assets, we agreed to issue 738,989 post consolidated restricted shares of our common stock, issued at a price of $1.00 per share, to Shuayb K. Al Suleimany. The closing of the transaction described in the asset purchase agreement occurred on August 26, 2008.

NOTE 6. INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $398,456 which expire in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at August 31, 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating (loss)	$(398,456)
Statutory tax rate	34%
Effective tax rate	-
Deferred tax asset	$135,475
Valuation allowance	$(135,475)

Net deferred tax asset	$-

NOTE 7. INVENTORY

At August 31, 2008, the Company held inventory valued at $20,750 consisting of centralizers the Company purchased from a supplier. Subsequent to the year end the centralizers were sold to a customer.

NOTE8. FIXED ASSETS

The fixed assets consist of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components and office furniture and computers as shown below.

Drilling Equipment	$738,989
Office Furniture and Computers	11,896
Total Fixed Assets	$750,885

The drilling equipment was acquired by the Company on August 26, 2008 and the inventory software and office furniture and computers were acquired as of August 31, 2008. Consequently, no provision has been made for depreciation.

NOTE 9. SUBSEQUENT EVENTS

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a $1,000,000 credit against the future supply of certain assets, called Snake ScreenTM (the “Credit”) and an exclusive 20 year worldwide license (the “License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. This worldwide license is valued at $1,000,000. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock, issued at a deemed price of $1.00 per share, to Euroslot.

During October, 2008 the Company received $30,000 in a loan from a company controlled by the Chairman of the Company. The loan is non-interest bearing, unsecured and payable upon demand.

On November 10, 2008, J. David LaPrade resigned as president and a director of our Company and Kamonchai Kesonpat resigned as chief operating officer of our Company. John Ogden was appointed president and also remains as chairman. Our board of directors now consists solely of John Ogden.

Subsequent to the Company’s year ended August 31, 2008, the Company ceased all operations pending the receipt of additional financing. The Company requires equity financing from the sale of its common stock to be able to execute its business plan and continue to make further acquisitions. At this time the Company is not able to proceed with providing oil and gas drilling services. Upon the receipt of additional financing, management will review our business plan. In the interim management intends to investigate additional opportunities for the Company in all industry sectors.

ITEM 8:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):   CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended August 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:         OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
John L. Ogden	Chairman and Director President	55	March 3, 2008 November 10, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John L. Ogden, Director, President and Chairman

Mr. Ogden has 29 years experience in energy corporate finance, international negotiations, corporate and asset acquisition, business development and energy company management. Since 1995 he has been a principal and managing director of Wood Roberts, LLC., an energy corporate financial advisory firm based in Houston, Texas. Between 1985 and 1995, he managed an independent corporate financial consulting business specializing in domestic and international energy issues, providing M&A advice, and strategic corporate financial consulting services. Mr. Ogden graduated from the University of Leeds, England, with a Bachelor of Laws (honors) and is qualified as a Barrister-at-Law in England.

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

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

Effective November 2, 2007, the Company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, the Company's officers including our president (being our principal executive officer and principal financial officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of the Company's personnel are to be accorded full access to the Company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by the Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within the Company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to the Company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against the Company policy to retaliate against any individual who reports in good faith the violation or potential violation of the Company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to our address at 20333 State Highway 249, Suite 200, Houston, Texas.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2008. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors, consisting of John Ogden.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the president, John Ogden, to 20333 State Highway 249, Suite 200, Houston, Texas.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of the Company do not believe that it is necessary to have an audit committee because the Company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Based solely on our review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended

August 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
John Ogden	Nil	Nil	N/A
J. David LaPrade	1(1)	1	N/A
Kamonchai Kesonpat	1(1)	1	N/A

[1]	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 10:         EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended July 31, 2008, who we will collectively refer to as our named executive officers, of the Company for the years ended August 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
John L. Ogden President, Chairman and Director (1)	2008 2007	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
J. David LaPrade Former President and Director (2)	2008 2007	19,667 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	8,000 N/A	27,667 N/A

Kamonchai Kesonpat Former Chief Operating Officer (3)	2008 2007	18,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	8,000 N/A	26,000 N/A
Terry Desjardins Former Treasurer, Secretary and Director (4)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Mr. Ogden was appointed the President and a director of the Company on March 3, 2008 and was appointed Chairman upon his resignation as our President on June 20, 2008. Mr. Ogden was subsequently appointed as President on November 10, 2008 as a result of the resignation of Mr. LaPrade.

(2)	Mr. LaPrade was appointed the President and a director of the Company on June 20, 2008. Mr. LaPrade resigned as our President and director on November 10, 2008.

(3)	Mr. Kamonchai was appointed the Chief Operating Officer of the Company on July 1, 2008. Mr. Kamonchai resigned as our Chief Operating Officer on November 10, 2008.

(4)

Mr. Desjardins was appointed the Chief Financial Officer, Secretary and Treasurer of the Company on September 30, 2005. He resigned as President on March 3, 2008 and as a director and Secretary and Treasurer on June 26, 2008.

Employment/Consulting Agreements

On August 22, 2008, we entered into an employment agreement with our former President, Mr. LaPrade. The effective date of the contract was June 20, 2008 and had an initial term of five years. As a result of Mr. LaPrade’s resignation on November 10, 2008, the employment agreement is of no further force or effect.

On August 22, 2008, we entered into an employment agreement with our Chief Operating Officer, Mr. Kesonpat. The effective date of the contract was July 1, 2008 and had an initial term of five years. As a result of Mr. Kesonpat’s resignation on November 10, 2008, the employment agreement is of no further force or effect.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Option Plan

Currently, the Company does not have a stock option plan in favor of any director, officer, consultant or employee of the Company.

Stock Options and Stock Appreciation Rights

From the date of inception and up to August 31, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on August 31, 2008.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended August 31, 2008.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments other than Mr. Ogden who has accrued but unpaid compensation of $10,417.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of the Company or any associate or affiliate of the Company during the last two fiscal years, is or has been indebted to the Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of December 11, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John L. Ogden
President, Chairman and Director
675 Bering Drive, Suite 675
Houston, Texas 77057

Cede & Co
Po Box 20
Bowling Green Station
New York NY 10004

Capital Group Communications, Inc.
1750 Bridgeway Ste A200
Sausalito, CA 94965-1900

Euroslot S.A.S.
ZA Les Priedons Sud
86140 Scorbe Clairvaux
Clairvaux	20,000 (2) 856,671 800,000 2,000,000	0.133% 5.704% 5.326% 13.316%
Directors and Executive Officers as a Group(1)	20,000	0.133%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 11, 2008. As of December 11, 2008, there were 15,020,017 shares of the Company’s common stock issued and outstanding.

(2)	These shares are owned by Mr. Ogden’s spouse.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

As at August 31, 2008, we do not have any equity compensation plans in place.

ITEM 12:         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended August 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

During October 2008, we received a $30,000 loan from a company controlled by the Chairman of the Company. The loan is non-interest bearing, unsecured and payable upon demand.

Corporate Governance

We currently act with one (1) director, consisting of John L. Ogden.

We have determined that we do not have a director that is considered an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15). The company will appoint additional directors in due course.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of the Company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.

ITEM 13:         EXHIBITS AND REPORTS

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

Exhibit	Description
Number

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 21, 2008).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008).

3.5

Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2008).

(10)	Material Contracts

10.1	Asset Purchase Agreement dated August 22, 2008, among the Company and Mr. Shuayb K. Suleimany (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).

10.2	Employment Agreement dated August 22, 2008, among the Company and Mr. LaPrade (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).

10.3	Employment Agreement dated August 22, 2008, among the Company and Mr. Kesonpat (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).

10.4	Asset Purchase Agreement between the Company and Euroslot S.A.S dated September 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on September 26, 2008).

10.5	License Agreement between the Company and Euroslot S.A.S. dated September 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on September 26, 2008).

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certifications

32.1*	Section 906 Certification

* filed herewith

ITEM 14:         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended August 31, 2008 and August 31, 2007:

Services	2008	2007
Audit fees	$12,500	$6,500
Audit related fees	$6,500	$4,850
Tax fees	$2,500	$1,250
All other fees	$0	$0
Total fees	$21,500	$12,600

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by Stark Winter Schenkein & Co., LLP for the fiscal years ended August 31, 2008 and 2007. There were $12,500 audit fees paid to Stark Winter Schenkein & Co., LLP for the fiscal year ended August 31, 2008 and $6,500 for the fiscal year ended August 31, 2007

Audit related Fees. There were $6,500 audit related fees paid to Stark Winter Schenkein & Co., LLP for the fiscal year ended August 31, 2008 and $4,850 for the fiscal year ended August 31, 2007.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. The costs for the preparation of the tax return are estimated to be $2,500.

We do not use Stark Winter Schenkein & Co., LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Stark Winter Schenkein & Co., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Stark Winter Schenkein & Co., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Stark Winter Schenkein & Co., LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Stark Winter Schenkein & Co., LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USR TECHNOLOGY, INC.

By:    /s/ John L. Ogden
          John L. Ogden
          President, Chairman and Director
          Principal Executive Officer, Principal Financial Officer and
          Principal Accounting Officer
          Date: December 15, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ John L. Ogden
          John L. Ogden
          President, Chairman and Director
          Principal Executive Officer, Principal Financial Officer and
          Principal Accounting Officer
          Date: December 15, 2008.