Form 10-Q
period 2008-11-30
USR Technology, Inc.
filed 2009-01-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 333-139045

USR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20333 State Highway 249, Suite 200, Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)

281.378.8029
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
15,020,017common shares issued and outstanding as of January 9, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended November 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
Financial Statements
November 30, 2008

Page

Balance Sheet
November 30, 2008 (Unaudited) and August 31, 2008	2

Statements of Operations (Unaudited)
For the Three Months Ended November 30, 2008 and November 30, 2007 and for the Period September 30, 2005 (Inception) to November 30, 2008	3

Statements of Cash Flows (Unaudited)
For the Three Months Ended November 30, 2008 and November 30, 2007 and for the Period September 30, 2005 (Inception) to November 30, 2008	4

Notes to the Financial Statements (Unaudited)	5 - 7

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	November 30, 2008	August 31, 2008
	(Unaudited)
Current Assets
Cash	$30,234	$83,270
Accounts Receivable	188,261	238,492
Inventory	-	20,750
Other Current Assets	26,836	26,836
Total Current Assets	245,331	369,348

Fixed Assets
Drilling Equipment	-	738,989
Furniture & Fixtures	3,850	11,896
Total Fixed Assets	3,850	750,885

Other Assets
Credit and license agreement	2,000	-
Equipment held for sale	738,989	-

TOTAL ASSETS	$990,170	$1,120,233

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$99,240	$69,311
Accrued Expenses	48,875	242,889
Shareholder Loans	108,500	77,500
Total current liabilities	256,615	389,700

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 150,000,000 shares authorized
15,020,017 and 13,019,989 shares issued and outstanding at November
30, 2008 and August 31, 2008	15,020	13,020
Additional Paid in Capital	1,115,969	1,115,969
(Deficit) Accumulated During the Exploration Stage	(397,434)	(398,456)
Total Stockholders' Equity	733,555	730,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$990,170	$1,120,233

See the accompanying notes to the fi nancial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2008

	Three Months	Three Months	Inception
	Ended	Ended	(September 30, 2005) to
	November 30, 2008	November 30, 2007	November 30, 2008

Sales revenue	$478,388	$-	$716,881
Cost of sales	296,992	-	469,301
Gross profit	181,396	-	247,580

Mineral property expenses	-	-	13,974
General and administrative expenses	160,932	5,050	611,598
	160,932	5,050	625,572

Write down of fixed assets	19,442	-	19,442

Net (loss) before income taxes	1,022	(5,050)	(397,434)

Income taxes	-	-	-

Net income (loss)	$1,022	$(5,050)	$(397,434)

Weighted average common shares
outstanding - basic and diluted	14,329,549	11,920,000

Net (loss) per common share -
basic and diluted	$0.00	$(0.00)

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2008

	Three Months	Three Months	Inception
	Ended	Ended	(September 30, 2005)
	November 30, 2008	November 30, 2007	to November 30, 2008
Cash flow from operating activities:
Net income (loss)	$1,022	$(5,050)	$(397,434)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Write down of fixed assets	19,442	-	19,442
(Increase) decrease in accounts receivable	50,231	-	(188,261)
Decrease in inventory	20,750	-	-
Increase in other current assets	-	-	(26,836)
Increase (decrease) in accounts payable and accrued expenses	(164,085)	784	148,115
Net cash (used by) operating activities	(72,640)	(4,266)	(444,974)

Cash flows from investing activities:
Purchase of furniture & fixtures	(11,396)	-	(23,292)
Net cash (used by) investing activities	(11,396)	-	(23,292)

Cash flows from financing activities:
Proceeds from loans	31,000	10,000	108,500
Bank overdraft	-	(1,990)	-
Issuance of capital stock for cash	-	-	390,000
Net cash provided by financing activities	31,000	8,010	498,500

Increase (decrease) in cash	(53,036)	3,744	30,234

Cash - beginning of period	83,270	-	-

Cash - end of period	$30,234	$3,744	$30,234

Non cash investing activities
Issuance of common stock for an exclusive license
agreement and purchase of Snake Screen assets	$2,000	$-	$2,000
Issuance of common stock for fixed assets	$-	$-	$738,989

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(Unaudited)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited financial statements of USR Technology, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended August 31, 2008, for USR Technology, Inc. on Form 10KSB, as filed with the Securities and Exchange Commission.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $397,434 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3. SHAREHOLDER LOANS

During October 2008, the Company received $31,000 in loans from affiliates of the Company. The loans are non-interest bearing, unsecured and payable upon demand.

NOTE 4. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 150,000,000 with a par value of $0.001 per share. There are 15,020,017 shares of common stock outstanding.

On April 16, 2008 a six for one forward stock split of our authorized and issued and outstanding shares of common stock was effected by the Company and on August 22, 2008 a three for one reverse stock split of our authorized and issued and outstanding shares of common stock was effected by the Company. All shares and per share amounts have been restated to reflect these splits.

During the period from September 30, 2005 (Inception) to August 31, 2007, the Company issued 11,920,028 common shares for total cash proceeds of $29,000.

During the fiscal year ended August 31, 2008, the Company received aggregate proceeds of $361,000 from the private placement of 361,000 units (the “Units”) at a price of US $1.00 per Unit. Each Unit consists of one common share of the Company (the “Share”) and one-half of one common share purchase warrant (each whole share purchase warrant, a “Warrant”). Each whole Warrant entitles the holder, on exercise thereof, to purchase one common share of the Company (each, a “Warrant Share”) at a price of $1.25 at any time until the close of business on the day which is 36 months from the date on which the Units are issued. We issued the Units to 5 non-US persons pursuant in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The Shares and the Warrants were issued during the period ended November 30, 2008.

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (the “Credit”) and an exclusive 20 year worldwide license (the “License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased all drilling service operations pending the receipt of additional financing.  As we have ceased operations pending the receipt of additional financing, the common shares and corresponding assets are recorded at par value of $0.001 per share. Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for the Company in all industry sectors.

On August 22, 2008, we entered into an asset purchase agreement with Shuayb K. Al Suleimany wherein we agreed to acquire certain assets consisting of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components. In consideration for the purchase of the assets, we agreed to issue 738,989 post split restricted shares of our common stock to Shuayb K Al Suleimany. The fair value of the equipment was approximately $738,989. The closing of the transaction described in the asset purchase agreement occurred on August 26, 2008.

During our quarter ended November 30, 2008, we ceased all drilling services operations pending the receipt of additional financing.  We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Outstanding and Exercisable Warrants

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$1.25	180,500	3	$225,625	$1.25
	180,500		$225,625	$1.25

	Number of	Weighted Average
Warrants	Shares	Exercise Price
Outstanding at August 31, 2006	-	$-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2007	-	-
Issued	180,500	1.25
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2008	180,500	$1.25
Issued	-	-
Exercised	-	-
Expired / Cancelled	_
Outstanding at November 30, 2008	180,500	$1.25

NOTE 5. SUBSEQUENT EVENTS

On December 30, 2008, the Company incorporated a wholly owned subsidiary pursuant to the laws of the State of Nevada under the name Ecological Acquisition Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “USR” refer to USR Technology, Inc.

Corporate History

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

On August 22, 2008, we entered into an asset purchase agreement with Shuayb K. Al Suleimany wherein we agreed to acquire certain assets consisting of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components. In consideration for the purchase of the assets, we agreed to issue 738,989 post split restricted shares of our common stock to Shuayb K Al Suleimany. The fair value of the equipment was approximately $738,989. The closing of the transaction described in the asset purchase agreement occurred on August 26, 2008. Mr. Suleimany is a non-US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (the “Credit”) and an exclusive 20 year worldwide license (the “License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. .On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased all drilling service operations pending the receipt of additional financing.  As we have ceased operations pending the receipt of additional financing, the common shares and corresponding assets are recorded at par value of $0.001 per share.

We previously announced that we had entered into letters of intent for potential acquisitions from Well Flow International and Hydrocarbon Resources Development Co. (P) Ltd. These letters of intent expired on October 31, 2008.

During our quarter ended November 30, 2008, we ceased all drilling services operations pending the receipt of additional financing. We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Upon receipt of additional financing, management will review our business plan at that time.

Results of Operations for the three month period ended November 30, 2008 compared to the three month period ended November 30, 2007.

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2008 which are included herein.

	Three Months Ended
	November 30
	2008	2007
Revenue	$478,388	$-
Cost of Sales	$296,992	$-
Operating Expenses	$160,932	$5,050
Net Profit (Loss)	$1,022	$(5,050)

We earned revenues of $478,388 during the three month period ended November 30, 2008. Our cost of sales was $296,992, resulting in a gross profit of $181,396. During the three month period ended November 30, 2008, we incurred operating expenses of $160,932, compared to operating expenses of $5,050 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $160,932, mostly comprised of payroll, rent and professional services in 2008 compared to $5,050 in 2007. There were no mineral property expenses in 2008 or 2007 as our option agreement on the Strathy Township claim block had been terminated. The increase in operating expenses was due to the start up of the Company’s business operations in the provision of drill site supervision and directional drilling services to international oil and gas companies.

During our quarter ended November 30, 2008, we ceased all drilling services operations pending the receipt of additional financing. We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for the Company in all industry sectors.

We anticipate spending $100,000 on general and administrative expenses over the next twelve months. Our cash on hand at November 30, 2008 was $30,234. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Employees

As we have ceased drilling services operations, we have no employees other than our sole executive officer.

Over the next twelve months, our management will continuously review the need for additional employees.

Purchase of Significant Equipment

As we have ceased operations, we do not anticipate making any significant equipment purchases over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of November 30, 2008.

Liquidity and Capital Resources

As at November 30, 2008, the Company had $245,331 in current assets, including $30,234 in cash, $188,261 in accounts receivable and $26,836 in other current assets. As at November 30, 2008, we had working capital deficit of $397,434.

We generated revenue of $716,881 and a gross profit of $247,580 since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

During October 2008, we received $31,000 in loans from affiliates of the Company. The loans are non-interest bearing, unsecured and payable upon demand.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have generated revenues of $716,881 since our incorporation and, have incurred sales costs of $469,301 and mineral property and general and administrative expenses totaling $625,572. Our net loss from inception to November 30, 2008 was $397,434. We had cash in the amount of $30,234 as of November 30, 2008. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements on Form 10-KSB, dated December 11, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On December 30, 2008, we incorporated a wholly owned subsidiary pursuant to the laws of the State of Nevada under the name Ecological Acquisition Corp.

Item 6. Exhibits

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

(10)	Material Contracts

10.1	Asset Purchase Agreement dated August 22, 2008, among the Company and Mr. Shuayb K. Suleimany (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).

10.2	Employment Agreement dated August 22, 2008, among the Company and Mr. LaPrade (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).

10.3	Employment Agreement dated August 22, 2008, among the Company and Mr. Kesonpat (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).

10.4	Asset Purchase Agreement between the Company and Euroslot S.A.S dated September 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on September 26, 2008).

10.5	License Agreement between the Company and Euroslot S.A.S. dated September 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on September 26, 2008).

(21)	Subsidiaries of the Registrant

21.1	Ecological Acquisition Corp.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certifications

32.1*	Section 906 Certification

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
        Date: January 14, 2009.