Form 10-Q/A
period 2008-11-30
USR Technology, Inc.
filed 2009-04-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,020,017 common shares issued and outstanding as of April 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended November 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
Financial Statements
November 30, 2008

Page

Balance Sheet November 30, 2008 (Unaudited) and August 31, 2008	4

Statements of Operations (Unaudited) For the Three Months Ended November 30, 2008 and November 30, 2007 and for the Period September 30, 2005 (Inception) to November 30, 2008	5

Statements of Cash Flows (Unaudited) For the Three Months Ended November 30, 2008 and November 30, 2007 and for the Period September 30, 2005 (Inception) to November 30, 2008	6

Notes to the Financial Statements (Unaudited)	7 - 9

Explanatory Note

      On January 14, 2009 USR Technology, Inc. filed its Quarterly Report on Form 10-Q for the quarter ended November 30, 2008. The Company is filing this amendment to this Quarterly Report for the quarter ended November 30, 2008 to decrease accounts receivable from $188,261 to $107,440; sales from $478,388 to $374,688; and cost of sales from $296,992 to $274,113 since the Company inadvertently accounted for sales twice and was reimbursed for over paid cost of sales.

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	November 30,	August 31, 2008
	2008
	(Unaudited)
Current Assets
Cash	$30,234	$83,270
Accounts Receivable	107,440	238,492
Inventory	-	20,750
Other Current Assets	26,836	26,836
Total Current Assets	164,510	369,348

Fixed Assets
Drilling Equipment	-	738,989
Furniture & Fixtures	3,850	11,896
Total Fixed Assets	3,850	750,885

Other Assets
Credit and license agreement	2,000	-
Equipment held for sale	738,989	-

TOTAL ASSETS	$909,349	$1,120,233

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$99,240	$69,311
Accrued Expenses	48,875	242,889
Shareholder Loans	108,500	77,500
Total current liabilities	256,615	389,700

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 150,000,000 shares authorized
15,020,017 and 13,019,989 shares issued and outstanding at November
30, 2008 and August 31, 2008	15,020	13,020
Additional Paid in Capital	1,115,969	1,115,969
(Deficit) Accumulated During the Exploration Stage	(478,255)	(398,456)
Total Stockholders' Equity	652,734	730,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$909,349	$1,120,233

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2008

	Three Months	Three Months	Inception
	Ended	Ended	(September 30,
			2005) to
	November 30,	November 30,	November 30, 2008
	2008	2007

Sales revenue	$374,688	$-	$613,181
Cost of sales	274,113	-	446,422
Gross profit	100,575	-	166,759

Mineral property expenses	-	-	13,974
General and administrative expenses	160,932	5,050	611,598
	160,932	5,050	625,572

Write down of fixed assets	19,442	-	19,442

Net (loss) before income taxes	(79,799)	(5,050)	(478,255)

Income taxes	-	-	-

Net income (loss)	$(79,799)	$(5,050)	$(478,255)

Weighted average common shares
outstanding - basic and diluted	14,329,549	11,920,000

Net (loss) per common share -
basic and diluted	$0.01	$(0.00)

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO NOVEMBER 30, 2008

	Three Months	Three Months	Inception
	Ended	Ended	(September 30,)
			2005
	November 30,	November 30,	to November 30,
	2008	2007	2008
Cash flow from operating activities:
Net income (loss)	$(79,799)	$(5,050)	$(478,255)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Write down of fixed assets	19,442	-	19,442
(Increase) decrease in accounts receivable	131,052	-	(107,440)
Decrease in inventory	20,750	-	-
Increase in other current assets	-	-	(26,836)
Increase (decrease) in accounts payable and accrued expenses	(164,085)	784	148,115
Net cash (used by) operating activities	(72,640)	(4,266)	(444,974)

Cash flows from investing activities:
Purchase of furniture & fixtures	(11,396)	-	(23,292)
Net cash (used by) investing activities	(11,396)	-	(23,292)

Cash flows from financing activities:
Proceeds from loans	31,000	10,000	108,500
Bank overdraft	-	(1,990)	-
Issuance of capital stock for cash	-	-	390,000
Net cash provided by financing activities	31,000	8,010	498,500

Increase (decrease) in cash	(53,036)	3,744	30,234

Cash - beginning of period	83,270	-	-

Cash - end of period	$30,234	$3,744	$30,234

Non cash investing activities
Issuance of common stock for an exclusive license
agreement and purchase of Snake Screen assets	$2,000	$-	$2,000
Issuance of common stock for fixed assets	$-	$-	$738,989

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $478,255 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (“the Credit”) and an exclusive 20 year worldwide license (“the License”) , excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased all drilling service operations pending the receipt of additional financing. As we have ceased operations pending the receipt of additional financing, the common shares and corresponding assets are recorded at par value of $0.001 per share. Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for the Company in all industry sectors.

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

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (“the Credit”) and an exclusive 20 year worldwide license (“the License”) , excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. .On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased all drilling service operations pending the receipt of additional financing. As we have ceased operations pending the receipt of additional financing, the common shares and corresponding assets are recorded at par value of $0.001 per share.

We previously announced that we had entered into letters of intent for potential acquisitions from Well Flow International and Hydrocarbon Resources Development Co. (P) Ltd. These letters of intent expired on October 31, 2008.

During our quarter ended November 30, 2008, we ceased drilling services operations pending the receipt of additional financing. We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

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

	Three Months Ended
	November 30
	2008	2007
Revenue	$374,688	$-
Cost of Sales	$274,113	$-
Operating Expenses	$160,932	$5,050
Net Profit (Loss)	$(79,799)	$(5,050)

We earned revenues of $374,688 during the three month period ended November 30, 2008. Our cost of sales was $274,113 , resulting in a gross profit of $100,575 . During the three month period ended November 30, 2008, we incurred operating expenses of $160,932, compared to operating expenses of $5,050 incurred during the same period in fiscal 2007. These operating expenses were comprised of general and administrative expenses of $160,932, mostly comprised of payroll, rent and professional services in 2008 compared to $5,050 in 2007. There were no mineral property expenses in 2008 or 2007 as our option agreement on the Strathy Township claim block had been terminated. The increase in operating expenses was due to the start up of the Company’s business operations in the provision of drill site supervision and directional drilling services to international oil and gas companies.

During our quarter ended November 30, 2008, we ceased drilling services operations pending the receipt of additional financing. We require equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. At this time we are not able to proceed with providing oil and gas drilling services and may be required to rescind or unwind our acquisitions from Shuayb K. Al Suleimany and Euroslot S.A.S.

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

Liquidity and Capital Resources

As at November 30, 2008, the Company had $164,510 in current assets, including $30,234 in cash, $107,440 in accounts receivable and $26,836 in other current assets. As at November 30, 2008, we had working capital deficit of $92,105.

We generated revenue of $613,181 and a gross profit of $166,759 since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

We have generated revenues of $613,181 since our incorporation and, have incurred sales costs of $446,422 and mineral property and general and administrative expenses totaling $625,572. Our net loss from inception to November 30, 2008 was $478,255 . We had cash in the amount of $30,234 as of November 30, 2008. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements on Form 10-KSB, dated December 11, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in the Company.

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
Date: April 14, 2009