Form 10-Q
period 2009-02-28
USR Technology, Inc.
filed 2009-04-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

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

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended February 28, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

ASSETS
	February 28, 2009	August 31, 2008
	(Unaudited)
Current Assets
Cash	$34,903	$83,270
Accounts Receivable	-	238,492
Inventory	-	20,750
Other Current Assets	10,502	26,836
Total Current Assets	45,405	369,348

Fixed Assets
Drilling Equipment	-	738,989
Furniture & Fixtures	-	11,896
Total Fixed Assets	-	750,885

Other Assets
Credit and license agreement	2,000	-
Equipment held for sale	738,989	-

TOTAL ASSETS	$786,394	$1,120,233

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$52,135	$69,311
Accrued Expenses	23,528	242,889
Shareholder Loans	108,500	77,500
Total current liabilities	184,163	389,700

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 150,000,000 shares authorized
15,020,017 and 13,019,989 shares issued and outstanding at
February 28, 2009 and August 31, 2008	15,020	13,020
Additional Paid in Capital	1,115,969	1,115,969
(Deficit) Accumulated During the Exploration Stage	(528,758)	(398,456)
Total Stockholders' Equity	602,231	730,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$786,394	$1,120,233

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 28, 2009

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(September 30,) to 2005
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009

Sales revenue	$8,422		$383,110	$-	$621,603
Cost of sales	4,100		278,213	-	450,522
Gross profit	4,322	-	104,897	-	171,081

Mineral property expenses	-	-	-	-	13,974
General and administrative expenses	54,825	16,204	215,757	21,254	666,423
	54,825	16,204	215,757	21,254	680,397

Write down of fixed assets	-	-	19,442	-	19,442

Net (loss) before income taxes	(50,503)	(16,204)	(130,302)	(21,254)	(528,758)

Income taxes	-	-	-	-	-

Net (loss)	$(50,503)	$(16,204)	$(130,302)	$(21,254)	$(528,758)

Weighted average common shares
outstanding - basic and diluted	15,020,017	11,920,000	14,672,890	11,920,000

Net (loss) per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO FEBRUARY 28, 2009

	Six Months	Six Months	Inception
	Ended	Ended	(September 30, 2005)
	February 28, 2009	February 29, 2008	to February 28, 2009
Cash flow from operating activities:
Net (loss)	(130,302)	$(7,180)	(528,758)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Write down of fixed assets	19,442	-	19,442
Decrease in accounts receivable	238,492	-	-
Decrease in inventory	20,750	-	-
(Increase) decrease in other current assets	16,334	-	(10,502)
Increase (decrease) in accounts payable and accrued expenses	(236,537)	-	75,663
Net cash (used by) operating activities	(71,821)	(7,180)	(444,155)

Cash flows from investing activities:
Proceeds from the sale of furniture & fixtures	3,850	-	3,850
Purchase of furniture & fixtures	(11,396)	-	(23,292)
Net cash (used by) investing activities	(7,546)	-	(19,442)

Cash flows from financing activities:
Proceeds from loans	31,000	10,000	108,500
Bank overdraft	-	(1,990)	-
Issuance of capital stock for cash	-	-	390,000
Net cash provided by financing activities	31,000	8,010	498,500

Increase (decrease) in cash	(48,367)	830	34,903

Cash - beginning of period	83,270	-	-

Cash - end of period	34,903	830	34,903

Non cash investing activities
Issuance of common stock for an exclusive license
agreement and purchase of Smoke Screen assets	2,000	-	2,000
Issuance of common stock for fixed assets	-	-	738,989

See the accompanying notes to the financial statements

USR TECHNOLOGY, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $528,758 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (the Credit”) and an exclusive 20 year worldwide license (the License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased drilling service operations pending the receipt of additional financing. As we have ceased operations pending the receipt of additional financing, the common shares and corresponding assets are recorded at par value of $0.001 per share. Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for the Company in all industry sectors.

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

Outstanding and Exercisable Warrants
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$1.25	180,500	3	$225,625	$1.25
	180,500		$225,625	$1.25

	Number of	Weighted
Average
Warrants	Shares	Exercise Price
Outstanding at August 31, 2006	-	$-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2007	-	-
Issued	180,500	1.25
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2008	180,500	$1.25
Issued	-	-
Exercised	-	-
Expired / Cancelled	_
Outstanding at February 28, 2009	180,500	$1.25

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

On April 16, 2008, the Secretary of State of Nevada accepted for filing a Certificate of Change with respect to a six (6) for one (1) forward stock split of our authorized and issued and outstanding shares of common stock, as approved by our board of directors. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 450,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 5,960,000 shares of common stock to 35,760,000 shares of common stock.

Effective June 20, 2008, the Secretary of State of Nevada accepted for filing Articles of Merger wherein we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc. The change of name became effective with the OTC Bulletin Board of June 26, 2008 and our shares began trading under the symbol “USRT”.

Also on June 20, 2008, John L. Ogden resigned as president of our company and was appointed chairman and J. David LaPrade was appointed as president and a director. Mr. LaPrade joined to lead our company in our deployment of USR, SR and other directional drilling services and proprietary well intervention technologies, including Rotary Steerable Tools and USR Mud Motors that are specifically designed to exploit remaining reserves, increase production from marginal wells, restore production from shut in wells and reduce water production.

Effective July 1, 2008, we appointed Kamonchai Kesonpat as our chief operating officer.

Effective September 17, 2008, we effected a three (3) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 450,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decreased from 37,976,967 shares of common stock to 12,658,989 shares of common stock. The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 17, 2008 under the stock symbol “USRI”. Our CUSIP number is 903406 206.

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

On July 3, 2008, we entered into a letter of intent with Euroslot S.A.S., a French company, concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (the “Credit”) and an exclusive 20 year worldwide license (the “License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 2,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased all drilling service operations pending the receipt of additional financing.

On June 26, 2008 we entered into letters of intent for potential acquisitions from Well Flow International and Hydrocarbon Resources Development Co. (P) Ltd. These letters of intent expired on October 31, 2008.

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

Management will review our business plan upon receipt of additional financing.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2009 which are included herein.

Three month period ended February 28, 2009 compared to the three month period ended February 29, 2008.

	Three Months Ended
	February 28	February 29,
	2009	2008
Revenue	$8,422	$-
Cost of Sales	$4,100	$-
Operating Expenses	$54,825	$16,204
Net Profit (Loss)	$(50,503)	$(16,204)

Six month period ended February 28, 2009 compared to the six month period ended February 29, 2008.

	Six Months Ended
	February 28	February 29,
	2009	2008
Revenue	$383,110	$-
Cost of Sales	$278,213	$-
Operating Expenses	$215,757	$21,254
Net Profit (Loss)	$(130,302)	$(21,254)

Expenses

Our operating expenses for the six month periods ended February 28, 2009 and February 29, 2008 are outlined in the table below:

	Six Months Ended
	February 28	February 29,
	2009	2008
General and Administrative	$215,757	$21,254
Mineral Property Expense	$-	$-

Operating expenses for the six months ended February 28, 2009, increased by $194,503 as compared to the comparative period in 2008 primarily as a result of the start up of the Company’s business operations in the provision of drill site supervision and directional drilling services to international oil and gas companies.

We earned revenues of $383,110 during the six month period ended February 28, 2009. Our cost of sales was $278,213, resulting in a gross profit of $104,897. During the six month period ended February 28, 2009, we incurred operating expenses of $215,757, compared to operating expenses of $21,254 incurred during the same period in fiscal 2008. These operating expenses were comprised of general and administrative expenses of $215,757, mostly comprised of payroll, rent and professional services in 2009 compared to $21,254 in 2008. There were no mineral property expenses in 2009 or 2008 as our option agreement on the Strathy Township claim block had been terminated. The increase in operating expenses was due to the start up of our company’s business operations in the provision of drill site supervision and directional drilling services to international oil and gas companies.

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

Upon receipt of additional financing, management will review our business plan. In the interim management is investigating additional opportunities for our company in all industry sectors.

We anticipate spending $100,000 on general and administrative expenses over the next twelve months. Our cash on hand at February 28, 2009 was $34,903. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Employees

As we have ceased drilling services operations, we have no employees other than our sole executive officer.

Over the next twelve months, our management will continuously review the need for additional employees.

Purchase of Significant Equipment

As we have ceased operations, we do not anticipate making any significant equipment purchases over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of February 28, 2009.

Liquidity and Capital Resources

Working Capital
	At	At	Increase/Decrease
	February 28,	August 31,
	2009	2008
Current Assets	$45,405	$369,348	$(323,943)
Current Liabilities	$184.163	$389,700	$(205,537)
Working Capital	$(138,758)	$(20,352)	$(118,406)

Cash Flows
	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2009	2008
Net Cash Provided by (Used in) Operating Activities	$(71,821)	$(7,180)
Net Cash (Used by) Investing Activities	$(7,546)	$-
Net Cash Provided by Financing Activities	$31,000	$8,010
Increase (Decrease) In Cash	$(48,367)	$830

As of February 28, 2009, our company had a working capital deficit of $(138,758.)

We generated revenue of $621,603 and a gross profit of $171,081 since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

As of February 28, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have generated revenues of $621,603 since our incorporation and, have incurred sales costs of $450,522 and mineral property and general and administrative expenses totaling $680,397. Our net loss from inception to February 28, 2009 was $528,758. We had cash in the amount of $34,903 as of February 28, 2009. We cannot provide assurances that we will be able to successfully execute our business plan. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements on Form 10-KSB, dated December 11, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Fluctuations in oil and gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

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

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most drilling services contracts are awarded on the basis of competitive bids, which results in price competition.

The nature of our operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations.

In the event that we restart operations, our operations will be subject to many hazards inherent in the drilling-services industry, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. In addition, our potential international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to our customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. Moreover, insurance coverage generally provides that we may assume a portion of the risk in the form of a deductible. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the overall cost to our company.

The profitability of our proposed international operations could be adversely affected by war, civil disturbance or political or economic turmoil.

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

Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations.

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

We do not currently intend to pay dividends.

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

None.

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

(10)	Material Contracts
10.1	Asset Purchase Agreement dated August 22, 2008, among our company and Mr. Shuayb K. Suleimany (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).
10.2	Employment Agreement dated August 22, 2008, among our company and Mr. LaPrade (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).
10.3	Employment Agreement dated August 22, 2008, among our company and Mr. Kesonpat (incorporated by reference from our Current Report on Form 8-K filed on August 28, 2008).
10.4	Asset Purchase Agreement between our company and Euroslot S.A.S dated September 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on September 26, 2008).
10.5	License Agreement between our company and Euroslot S.A.S. dated September 26, 2008 (incorporated by reference from our Current Report on Form 8-K filed on September 26, 2008).
(21)	Subsidiaries of the Registrant
21.1	Ecological Acquisition Corp.
(31)	Section 302 Certifications
31.1*	Section 302 Certification
(32)	Section 906 Certifications
32.1*	Section 906 Certification

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USR TECHNOLOGY, INC.
(Registrant)

Dated: April 14, 2009	/s/ John L. Ogden
John L. Ogden
President, Chairman and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )