Form 10-Q
period 2009-05-31
Ecologic Transportation, Inc.
filed 2009-07-20
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-139045

ECOLOGIC TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1333 Ocean Avenue, Suite D, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

310.310.2598
(Registrant’s telephone number, including area code)

USR TECHNOLOGY, INC.
20333 State Highway 249, Suite 200, Houston, Texas 77070
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
[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

22,930,318 common shares issued and outstanding as of July 20, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements as of and for the three and nine month periods ended May 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC. (formerly USR Technology, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	May 31, 2009	August 31, 2008
	(Unaudited)
Current Assets
Cash	$12,378	$83,270
Accounts Receivable	-	238,492
Inventory	-	20,750
Other Current Assets	4,259	26,836
Total Current Assets	16,637	369,348

Fixed Assets
Drilling Equipment	-	738,989
Furniture & Fixtures	-	11,896
Total Fixed Assets	-	750,885

Other Assets
Credit and license agreement	2,000	-
Equipment held for sale	738,989	-

TOTAL ASSETS	$757,626	$1,120,233

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$33,281	$69,311
Accounts Payable – Related Party	22,917	-
Accrued Expenses	10,931	242,889
Shareholder Loans	-	77,500
Total current liabilities	67,129	389,700

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized
7,410,000 and 6,510,000 shares issued and outstanding at
May 31, 2009 and August 31, 2008	7,410	6,510
Additional Paid in Capital	1,232,079	1,122,479
(Deficit) Accumulated During the Development/Exploration Stage	(548,992)	(398,456)
Total Stockholders' Equity	690,497	730,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$757,626	$1,120,233

ECOLOGIC TRANSPORTATION, INC. (formerly USR Technology, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO MAY 31, 2009

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(September 30,
	Ended	Ended	Ended	Ended	2005) to
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009

Sales revenue	$-	$-	$383,110	$-	$621,603
Cost of sales	(2,602)	-	275,611	-	447,920
Gross profit	2,602	-	107,499	-	173,683

Mineral property expenses	-	-	-	-	13,974
General and administrative expenses	22,836	14,362	238,593	35,616	689,259
	22,836	14,362	238,593	35,616	703,233

Write down of fixed assets	-	-	19,442	-	19,442

Net (loss) before income taxes	(20,234)	(14,362)	(150,536)	(35,616)	(548,992)

Income taxes	-	-	-	-	-

Net (loss)	$(20,234)	$(14,362)	$(150,536)	$(35,616)	$(548,992)

Weighted average common shares
outstanding - basic and diluted	7,506,739	5,960,000	7,391,666	5,960,000

Net (loss) per common share -
basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

ECOLOGIC TRANSPORTATION, INC. (formerly USR Technology, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND MAY 31 2008
AND FOR THE PERIOD SEPTEMBER 30, 2005 (INCEPTION) TO MAY 31, 2009

			Inception
	Nine Months	Nine Months	(September 30,
	Ended	Ended	2005) to
	May 31, 2009	May 31, 2008	May 31, 2009
Cash flow from operating activities:
Net (loss)	$(150,536)	$(35,616)	$(548,992)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Write down of fixed assets	19,442	-	19,442
Decrease in accounts receivable	238,492	-	-
Decrease in inventory	20,750	-	-
(Increase) decrease in other current assets	22,577	(250)	(4,259)
Increase (decrease) in accounts payable and accrued expenses	(245,071)	7,955	67,129
Net cash (used by) operating activities	(94,346)	(27,911)	(466,680)

Cash flows from investing activities:
Proceeds from the sale of furniture & fixtures	3,850	-	3,850
Purchase of furniture & fixtures	(11,396)	-	(23,292)
Net cash (used by) investing activities	(7,546)	-	(19,442)

Cash flows from financing activities:
Proceeds from shareholder loans	31,000	30,000	108,500
Bank overdraft	-	(1,990)	-
Issuance of capital stock for cash	-	-	390,000
Net cash provided by financing activities	31,000	28,010	498,500

Increase (decrease) in cash	(70,892)	99	12,378

Cash - beginning of period	83,270	-	-

Cash - end of period	$12,378	$99	$12,378

Non cash investing and financing activities:
Issuance of common stock for an exclusive license
agreement and purchase of Smoke Screen assets	$2,000	$-	$2,000
Issuance of common stock for equipment	$-	$-	$738,989
Capital contribution from forgiveness of shareholder loans	$108,500	$-	$108,500

ECOLOGIC TRANSPORTATION, INC. (Formerly USR Technology, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited financial statements of Ecologic Transportation, Inc. (formerly USR Technology, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended August 31, 2008, for Ecologic Transportation, Inc. (formerly USR Technology, Inc.) on Form 10KSB, as filed with the Securities and Exchange Commission.

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

The Company was incorporated in the State of Nevada on September 30, 2005. The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $548,992 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

During our quarter ended November 30, 2008, we ceased drilling services operations pending the receipt of additional financing. We required equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. Our management was unable to secure additional financing and as a result our management investigated additional opportunities for our company in all industry sectors.

On April 26, 2009, the Company entered into an agreement and plan of merger, as amended, with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.), a private Nevada corporation and Ecological Acquisition Corp., a private Nevada corporation and wholly-owned subsidiary of the Company. Ecological Acquisition Corp. was formed by the Company for the purpose of acquiring all of the outstanding shares of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.). Pursuant to the agreement and plan of merger, as amended, Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) was to be merged with and into Ecological Acquisition Corp., with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) continuing after the merger as a wholly-owned subsidiary of the Company.

On July 2, 2009, the Company’s wholly-owned subsidiary, Ecological Acquisition Corp., was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) being the sole surviving entity under the name “Ecologic Sciences, Inc.” and the Company being the sole shareholder of the surviving entity. Pursuant to the merger, the Company plans to raise additional capital required to meet immediate short-term needs and to meet the balance of its estimated funding requirements for the twelve months, primarily through the private placement of its securities. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Upon closing of the transactions contemplated by the agreement and plan of merger on July 2, 2009, the Company issued 17,309,486 shares of its common stock to the former shareholders of Ecologic Sciences, Inc. in consideration for the acquisition of all of the issued and outstanding common shares in the capital of Ecologic

Sciences, Inc. As of the closing date, the former shareholders of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) held approximately 75.85% of the issued and outstanding common shares of the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s fiscal year end is August 31.

The Company’s financial statements and notes reflect the Company prior to the acquisition of Ecologic Sciences, Inc. on July 2, 2009. As a result, the Company’s financial statements and notes for the quarter ended May 31, 2009, do not reflect the acquisition of the Company’s subsidiaries.

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

NOTE 3. SHAREHOLDER LOANS

During reporting period, affiliates of the Company forgave an aggregate of $108,500 of debt for no consideration. These amounts have been recorded as a contribution to capital.

NOTE 4. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

On April 16, 2008, a six for one forward stock split of our authorized and issued and outstanding shares of common stock was effected by the Company and on August 22, 2008, a three for one reverse stock split of our authorized and issued and outstanding shares of common stock was effected by the Company. All shares and per share amounts have been restated to reflect these splits.

Effective June 11, 2009, we effected a two (2) for one (1) reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,410,000 shares of common stock.

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

On July 3, 2008, we entered into a letter of intent with a French company Euroslot S.A.S. concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (the Credit”) and an exclusive 20 year worldwide license (the License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 1,000,000 restricted shares of our common stock. During the quarter ended November 30, 2008, we ceased drilling service operations pending the receipt of additional financing. As we ceased drilling operations pending the receipt of additional financing, the common shares and corresponding assets are recorded at par value of $0.001 per share.

On August 22, 2008, we entered into an asset purchase agreement with Shuayb K. Al Suleimany wherein we agreed to acquire certain assets consisting of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components. In consideration for the purchase of the assets, we agreed to issue 369,495 post split restricted shares of our common stock to Shuayb K Al Suleimany. The fair value of the equipment was approximately $738,989. The closing of the transaction described in the asset purchase agreement occurred on August 26, 2008.

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

During May 2009, certain of our stockholders canceled 100,000 post split shares of our common stock for no consideration.

Outstanding and Exercisable Warrants
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250	3	$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price
Outstanding at August 31, 2006	-	$-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2007	-	$-
Issued	90,250	2.50
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2008	90,250	$2.50
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at May 31, 2009	90,250	$2.50

NOTE 5. SUBSEQUENT EVENTS

Effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name.

During July, 2009, certain of our stockholders canceled 1,900,002 post split shares of our common stock for no consideration.

On July 1, 2009, we entered into a debt settlement subscription agreement with John L. Ogden, a director of our company, whereby Mr. Ogden has agreed to accept, in full satisfaction of the $55,417 currently owing to him, 110,834 restricted shares of our common stock issued at a deemed price of $0.50 per share.

On July 2, 2009, our wholly owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity. In connection with the closing of the merger, we issued an aggregate of 17,309,486 restricted shares of our common stock representing approximately 75.85% of the issued and outstanding shares of our company to the former shareholders of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.). As a result, our issued and outstanding shares increased from 5,620,832 shares of common stock to 22,930,318 shares of common stock.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Ecologic” refer to Ecologic Transportation, Inc., and unless otherwise indicated, our subsidiaries.

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

On April 16, 2008, we effected a six (6) for one (1) forward stock split of our authorized and issued and outstanding shares of common stock, as approved by our board of directors. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 450,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 5,960,000 shares of common stock to 35,760,000 shares of common stock.

On June 20, 2008, we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc. The change of name became effective with the OTC Bulletin Board of June 26, 2008 and our shares began trading under the symbol “USRT”.

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

On August 22, 2008, we entered into an asset purchase agreement with Shuayb K. Al Suleimany wherein we agreed to acquire certain assets consisting of a variety of drilling equipment including drill bits, stabilizers, survey equipment, and two wireline trucks including tools and related components. In consideration for the purchase of the assets, we agreed to issue 369,495 post split restricted shares of our common stock to Shuayb K Al Suleimany. The fair value of the equipment was approximately $738,989. The closing of the transaction described in the asset purchase agreement occurred on August 26, 2008.

On July 3, 2008, we entered into a letter of intent with Euroslot S.A.S., a French company, concerning the granting by Euroslot of a credit against the future supply of certain assets, called Snake ScreenTM (the “Credit”) and an exclusive 20 year worldwide license (the “License”), excluding France, Iran and Russia, to use and market the Snake ScreenTM technology. On September 26, 2008, we entered into the definitive asset purchase agreement and license agreement with Euroslot for the Credit and License. The closing of the transaction occurred on September 26, 2008. In consideration for the Credit and License, we issued 1,000,000 post split restricted shares of our common stock.

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

On November 10, 2008, J. David LaPrade resigned as President and a Director of the Company and Kamonchai Kesonpat resigned as Chief Operating Officer of the Company. As a result of the resignations of Mr. LaPrade and Mr. Kesonpat, John Ogden was appointed as President and remained as Chairman. From this time until the merger with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) our board of directors consisted solely of John Ogden.

During our quarter ended November 30, 2008, we ceased drilling services operations pending the receipt of additional financing. We required equity financing from the sale of our common stock to be able to execute our business plan and continue to make further acquisitions. Our management was unable to secure additional financing and as a result our management investigated additional opportunities for our company in all industry sectors.

On July 2, 2009, our wholly owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity. In connection with the closing of the merger, we issued an aggregate of 17,309,486 restricted shares of our common stock representing approximately 75.85% of the issued and outstanding shares of our company to the former shareholders of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.).

Following the completion of the acquisition of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.), we are a development stage company that plans to be engaged in the rental of environmentally friendly hybrid electric and low-emission vehicles to the public. In connection with the closing of the acquisition of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.), we have changed our executive office location to 1333 Ocean Avenue, Suite D, Santa Monica, California 90401.

Pursuant to the terms of the Agreement and Plan of Merger, as amended:

  effective June 11 2009, we effected a two (2) old for one (1) new reverse stock split of our issued and outstanding common stock. As a result, our authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,410,000 shares of common stock;

  effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 11, 2009 under the new stock symbol “EGCT”. Our new CUSIP number is 27888B 105;

  certain of our pre-closing stockholders canceled 2,000,002 pre-consolidated shares of our common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors; and

  certain affiliates of our company cancelled an aggregate of $108,500 of debt at no consideration.

On July 1, 2009, we entered into a debt settlement subscription agreement with John L. Ogden, a director of our company, whereby Mr. Ogden has agreed to accept, in full satisfaction of the $55,417 currently owing to him, 110,834 restricted shares of our common stock issued at a deemed price of $0.50 per share.

On July 2, 2009 and in connection with the closing of the agreement and plan of merger, there was a change in control of our company that resulted from the issuance of 17,309,486 shares of our common stock to the former shareholders of Ecologic Sciences, Inc.

On July 2, 2009, in connection with the closing of the agreement and plan of merger, we appointed William N. Plamondon III, Edward W. Withrow III, Edward W. Withrow Jr. and Shelly J. Meyers to our board of directors.

Our board of directors now consists of John L. Ogden, William N. Plamondon III, Edward W. Withrow III, Edward W. Withrow Jr. and Shelly J. Meyers.

On closing of the agreement and plan of merger, John Ogden resigned as President of the Company and our Officers now consist of William N. Plamondon III (President and Chief Executive Officer) and Erin E. Davis (Corporate Secretary and Vice President of Marketing and Communications).

Our Current Business

Until April 2009 we were a company focused on the services sector of the oil and gas industry, specifically the provision of drill site supervision and directional drilling services to international oil and gas companies, with emphasis on Ultra-Short Radius (USR), Short Radius (SR) and slim hole applications.

As of the closing date of the agreement and plan of merger on July 2, 2009, we are a development stage company in the business of environmental transportation. We are structured with three primary operating units:

(a)	rental car division: which will focus on an environmental rental car operation;

(b)	systems division: which will focus on an alternative energy operation charged with the development and management of “enhancing” gas stations with alternative clean energy options and solutions; and

(c)	products division: that will develop, acquire and license environmentally friendly products to be distributed by our rental car and systems divisions.

Car Rentals

Currently, we intend to rent only environmentally friendly vehicles in the compact, full-size and sport-utility vehicle classes. We intend to rent cars on daily, multi-day, weekly and monthly basis. We expect that our primary source of revenue will consist of “base time and mileage” car rental fees which can include daily rates including mileage. We expect to also charge an additional fee for one-way rentals to and from specific locations. In addition to rental fees, we intend to sell other optional products to our customers, such as collision or loss damage waivers, supplemental liability insurance, personal effects coverage and gasoline.

Our customers will make rental reservations via our website, www.ecologictranspo.com, at our proposed partners’ websites, at the rental counter at any of our proposed locations, by phone, through several online travel websites that we intend to partner with or through a corporate account program in place with their employers.

We have held discussions with auto manufacturers such as Volkswagen, Toyota and Nissan about coupling green marketing initiatives with fleet sale programs.

Systems

We intend to develop and manage the “greening” of gas stations along with retrofitting them with alternative energy options and solutions. To build this infrastructure, we intend to provide turnkey management, installation, and integration of equipment procurement, equipment installation, contracting, fuel, and regulatory tax incentive and grant subsidization proposals.

We have signed a Memorandum of Understanding (“MOU”) dated May 12, 2009 with Green Solutions & Technologies, LLC (“GST”) a California based company that provides consumers with direct access to more environmentally friendly “green” fuels and technologies. GST, its principals and associates represent approximately 2,000 gas stations in California, Texas, Minnesota and Florida and have been involved in the retail distribution of energy products for over 20 years. Our MOU with GST, and the subsequent formal operating agreement, which has not yet been entered into, will call for GST to assist the company in negotiating contracts with the owners of gas stations whereby our company would represent their interest in arranging for the integration of alternative fuel options and enhancements such as solar panels. To date the clean fuels represented are CNG, Bio-Diesel, and Flex-Fuel (Ethanol, E-10, E20, E-85).

Sales, Marketing, and Advertising

Our primary marketing objective will be to convey to customers that we are the only transportation company committed to the environment. We will seek to appeal to eco-conscious customers by stressing the interrelated environmental and economic benefits of renting our proposed environmentally friendly cars, using our proposed infrastructure, and purchasing our proposed environmental products.

We have developed a strategic media program for which our Ecologic Talk Radio will be the platform. We have designed our Ecologic Talk Radio media web portal and have retained Audio Eye, Inc. to build and develop it as part of the Ecologic Talk Radio media portal and online radio operation, we have procured equipment necessary to operate a premier online talk radio operation. The equipment includes a call center board, microphones, headsets, mixer and computer. We have recently finished negotiating the services of Richard Kepler to head up the Ecologic Talk Radio unit. Mr. Kepler is a veteran of traditional AM/FM Talk Radio with 15 years as the host of his own morning show in Philadelphia. Mr. Kepler is a pioneer of Internet Radio as a co-founder of Voice America, Boombox Radio and Renegade Talk. Effective June 29, 2009, the company entered into an employment agreement with Mr. Kepler whereby Mr. Kepler is to be vice president of radio operations for a term of two years with an annual compensation of $36,000. Pursuant to the terms of the employment agreement, Mr. Kepler’s annual compensation shall increase to $60,000 per annum on December 29, 2009. Mr. Kepler will be responsible for content development, recruitment of additional hosts and marketing initiatives. Although we believe the marketing and branding benefits that could arise from Ecologic Talk Radio are reason enough to have initiated the operation it is management’s goal that Ecologic Talk Radio will become a cash-flow positive operation and a profit center.

Other than as disclosed above, currently, our sales, marketing, and advertising efforts are minimal because of our size and limited financial resources.

Products

We intend to promote, develop, acquire and license environmental products and services.

Our Business Strategy

We believe that growth in demand for environmentally friendly cars and the anticipated increase in production of new models of these vehicles by major automakers have created an opportunity for an environmentally friendly transportation company such as ours. We intend to capitalize on our position as a prime mover in this market by executing a comprehensive business strategy.

Our business model supports growth while holding true to our planet-friendly mission. Our first objective is to purchase our fleet of rental cars and to secure our proposed rental locations. We expect that as costs of gasoline and prices continue to rise, demand for our environmentally-friendly, higher mile per gallon proposed fleet will increase. Our intended business operations and purchase of our fleet will be contingent on our company receiving financing.

This growing demand will allow us to add to our proposed fleet and additional rental locations. We intend to market our fleet to state governments, local governments and environmentally conscious organizations. Our business will continue to expand as more manufacturers make more hybrid, electric, CNG and other environmental vehicles. We will be able to expand our product offering, capitalizing on our position as the prime mover in the market.

We initially intend to have our rental locations located at airports on the west coast of the United States. Our strategy will be a multi-pronged approach. We intend to:

1.	enter into service/joint venture agreements with established car rental companies and use their locations to rent our proposed fleet of cars;

2.	identify acquisition targets for roll up;

3.	add business to expand acquisitions while “greening” the acquisitions; and

4.	develop new facilities that will also be a platform for Ecologic Systems and Ecologic Products

The execution of our business strategy will be contingent upon and require significant financing. There can be no assurance that such financing will become available or if it does, that it will be offered on favorable terms to us. Our ultimate goal is to achieve a national presence in the car rental industry.

Senior Management Team

We have assembled a senior management team with extensive leadership experience in all facets of the car rental industry. Our team has proven success in growth, acquisition integration, and turnaround situations and can draw on a vast network of industry and functional area experts when needed. Its network of relationships goes beyond this expertise and includes key industry players, including vehicle manufacturers, channel intermediaries such as insurance companies, and representatives of the financial community, where the team has established credibility from its past successes.

Competition

The car rental industry is characterized by intense competition on the basis of price, customer service, vehicle quality and availability and the convenience of rental locations. Our competition consists of national, regional and local companies that provide services in the airport and local markets. Currently, we are aware of no other major car rental company that rents only environmentally friendly cars. In the future, we anticipate competition and the eventual loss of our exclusive status. Through increased competition, however, we believe there will be corresponding benefits of increased customer awareness of our environmentally friendly rental cars, lower financing costs and improved results in the pre-owned sales market. Some of our competitors may have greater financial and other resources than we do or may be better positioned to compete for certain opportunities.

We are not aware of any other all environmental transportation company working to “green” gas stations, provide an environmental fueling infrastructure, or promote environmental transportation products.

Insurance

The nature of our proposed car rental business exposes us to a certain degree of risk of liability. Of primary concern are accidents involving vehicles rented from our proposed fleet, which exposes us to claims by customers or third parties for personal injury or property damage. We intend to manage our exposure through a combination of qualified self-insurance and risk transfer to insurance companies.

Government Regulation

Our operations will be subject to various federal, state and local laws, regulations, and controls including the leasing and sale of used cars, licensing, charge card operations, reservation policies, privacy and personal data protection, environmental protection, labor matters, insurance, prices, and advertising. We believe we are in compliance with any such regulations affecting our business.

Environmental Matters

Our business will be subject to various federal, state, and local government environmental regulations. The use of cars and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions, discharge of gasoline, oil and other waste materials. Environmental legislation, regulations, and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that we may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters.

In addition, if we are successful in executing our business strategy, we may become exposed to additional environmental risks. If we acquire other rental companies, we may become subject to environmental liabilities for past conduct of such acquired companies. Further, at airport-leased properties we may acquire, we may be subject to environmental requirements imposed by airports, in addition to those obligations imposed by environmental regulatory agencies. Finally, our business of retrofitting fueling stations and gas stations may be subject to additional environmental requirements, state and federal.

While we believe that we are in substantial compliance with applicable requirements of environmental laws, we cannot offer assurance that our future environmental liabilities will not be material to our consolidated financial position, results of operations, or cash flows.

Dealings with Renters

In the United States, car rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Car rental is also specifically regulated in more than half of the states of the United States. The subjects of state regulation include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states regulate the price, at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer.

We are subject to increasing regulation relating to customer privacy and data protection. In general, we are limited in the uses to which we may put data that we collect about renters, including the circumstances in which we may communicate with them. In addition, we are generally obligated to take reasonable steps to protect customer data while it is in our possession. Our failure to do so could subject us to substantial legal liability or seriously damage our reputation.

Seasonality

There is seasonality only in the car rental sector of our company. The car rental industry tends to be seasonal. The third quarter, during the peak summer months of July and August, has traditionally been the strongest quarter of the year in terms of numbers of rentals and rental rates.

Employees

Currently, we have 3 full time employees in addition to our directors and executive officers.

Over the next twelve months, we intend to significantly increase the number of our employees to 50.

Facilities

Our corporate headquarters are located at 1333 Ocean Avenue Suite D, Santa Monica, California 90401.

Intellectual Property

The Company has filed a trademark application with the US office of Trademarks to trademark the name “Ecologic Transportation, Inc.” and the following logo for our company:

Subsidiaries

Other than as described below, we do not have any subsidiaries:

  Ecologic Sciences, Inc.

  Ecologic Car Rentals, Inc., a Nevada Corporation

  Ecologic Systems, Inc., a Nevada Corporation

Results of Operations

The following results of operations reflect our company prior to the acquisition of Ecologic Sciences, Inc. on July 2, 2009. As a result, our financial statements for the quarter ended May 31, 2009, do not reflect the acquisition of our subsidiaries. The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2009 which are included herein.

Three month period ended May 31, 2009 compared to the three month period ended May 31, 2008.

	Three Months Ended
	May 31,	May 31,
	2009	2008
Revenue	$-	$-
Cost of Sales	$(2,602)	$-
Operating Expenses	$22,836	$14,362
Net (Loss)	$(20,234)	$(14,362)

Expenses

Our operating expenses for the three month periods ended May 31, 2009 and May 31, 2008 are outlined in the table below:

	Three Months Ended
	May 31	May 31
	2009	2008
General and Administrative	$22,836	$14,362
Mineral Property Expense	$-	$-

Operating expenses for the three months ended May 31, 2009, increased by $8,474 as compared to the comparative period in 2008 primarily as a result of increased professional services and administrative costs.

We earned revenues of $Nil during the three month period ended May 31, 2009 as compared to the comparative period in 2008 primarily as a result of our company ceasing drilling services operations during our quarter ended November 30, 2008. Our cost of sales was ($2,602), resulting in a net loss of $20,234. During the three month period ended May 31, 2009, we incurred operating expenses of $22,836, compared to operating expenses of $14,362 incurred during the same period in fiscal 2008. These operating expenses were comprised of general and administrative expenses of $22,836, mostly comprised of rent and professional services in 2009 compared to $14,362 in 2008. There were no mineral property expenses in 2009 or 2008 as our option agreement on the Strathy Township claim block had been terminated.

Nine month period ended May 31, 2009 compared to the nine month period ended May 31, 2008.

	Nine Months Ended
	May 31,	May 31,
	2009	2008
Revenue	$383,110	$-
Cost of Sales	$275,611	$-
Operating Expenses	$238,593	$35,616
Write Down of Fixed Assets	$19,442	$-
Net (Loss)	$(150,536)	$(35,616)

Expenses

Our operating expenses for the nine month periods ended May 31, 2009 and May 31, 2008 are outlined in the table below:

	Nine Months Ended
	May 31	May 31
	2009	2008
General and Administrative	$238,593	$35,616
Mineral Property Expense	$-	$-

Operating expenses for the nine months ended May 31, 2009, increased by $202,977 as compared to the comparative period in 2008 primarily as a result of costs associated with our company’s drill service operations during the first quarter of the period.

We earned revenues of $383,110 during the nine month period ended May 31, 2009. Our cost of sales was $275,611, resulting in a net loss of $150,536 after writing down our fixed assets by $19,442. During the nine month period ended May 31, 2009, we incurred operating expenses of $238,593, compared to operating expenses of $35,616 incurred during the same period in fiscal 2008. These operating expenses were comprised of general and administrative expenses of $238,593, mostly comprised of payroll, rent and professional services in 2009 compared to $35,616 in 2008. There were no mineral property expenses in 2009 or 2008 as our option agreement on the Strathy Township claim block had been terminated.

During our quarter ended November 30, 2008, we ceased drilling services operations pending the receipt of additional financing.

On April 26, 2009, we entered into an agreement and plan of merger, as amended, with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.), a private Nevada corporation and Ecological Acquisition Corp., a private Nevada corporation and wholly-owned subsidiary of our company. Ecological Acquisition Corp. was formed by our company for the purpose of acquiring all of the outstanding shares of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.). Pursuant to the agreement and plan of merger, as amended, Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) was to be merged with and into Ecological Acquisition Corp., with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) continuing after the merger as a wholly-owned subsidiary of our company.

Pursuant to the terms of the Agreement and Plan of Merger, as amended:

  effective June 11 2009, we effected a two (2) old for one (1) new reverse stock split of our issued and outstanding common stock. As a result, our authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,410,000 shares of common stock;

  effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 11, 2009 under the new stock symbol “EGCT”. Our new CUSIP number is 27888B 105;

  certain of our pre-closing stockholders canceled 2,000,002 post split shares of our common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors; and

  certain affiliates of our company forgave an aggregate of $108,500 of debt for no consideration.

On July 2, 2009, Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity.

Pursuant to the merger, we anticipate spending approximately $2,000,000 on general and administrative expenses over the next twelve months. Our cash on hand at May 31, 2009 was $12,378. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Employees

As at May 31, 2009, our directors and officers are our only employees.

On July 2, 2009, subsequent to the closing of the merger, we had 3 full time employees in addition to our directors and executive officers.

Over the next twelve months, we intend to significantly increase the number of our employees to 50.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of May 31, 2009.

Liquidity and Capital Resources

Working Capital
	At	At	Increase/
	May 31,	August 31,	Decrease
	2009	2008
Current Assets	$16,637	$369,348	(352,711)
Current Liabilities	$67,129	$389,700	(322,571)
Working Capital	$(50,492)	$(20,352)	(30,140)

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2009	2008
Net Cash (Used in) Operating Activities	$(94,346)	$(27,911)
Net Cash (Used in) Investing Activities	$(7,546)	$-
Net Cash Provided by Financing Activities	$31,000	$28,010
Increase (Decrease) In Cash	$(70,892)	$99

As of May 31, 2009, our company had a working capital deficit of $(50,492).

We generated revenue of $621,603 and a gross profit of $173,683 since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Subsequent to our quarter ended May 31, 2009, certain affiliates of our company forgave an aggregate of $108,500 of debt for no consideration.

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

As of May 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to our Business

We have a limited operating history, and it is difficult to evaluate our financial performance and prospects. There is no assurance that we will achieve profitability or that we will not discover problems with our business model.

We have a limited operating history. As such, it is difficult to evaluate our future prospects and performance, and therefore we cannot ensure that we will operate profitably in the future.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. As of May 31, 2009, our cash available was $12,378. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

Our business plan may not be realized.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including inadequate working capital and a limited operating history. The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business. Unanticipated events may occur that could affect the actual results achieved during the forecast periods. Consequently, the actual results of operations during the forecast periods will vary from the forecasts, and such variations may be material. In addition, the degree of uncertainty increases with each successive year presented. There can be no assurance that we will succeed in the anticipated operation of our business plan. If our business plan proves to be unsuccessful, our business may fail and you may lose your entire investment.

We will need additional financing to expand our business, and to implement our business plan. Such financing may not be available on favorable terms, if at all.

If we need funds and cannot raise them on acceptable terms, we may not be able to:

  execute our business plan;
  acquire or lease our proposed fleet of rental cars;
  take advantage of future opportunities, including synergistic acquisitions;
  respond to customers, competitors or violators of our proprietary and contractual rights; or
  remain in operation.

We will have to raise substantial additional capital if we wish to execute our business plan. There can be no assurance that debt or equity financing, or cash generated by operations, will be available or sufficient to meet our requirements. Additional funding may not be available under favorable terms, if at all.

We may be unable to predict accurately the timing and amount of our capital requirements. We have historically financed our activities through the sale of our equity securities, loans and from lines of credit. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. It is possible that banks, venture capitalists and other investors may perceive our capital structure or operating history as too great a risk to bear. As a result, additional funding may not be available at attractive terms, or at all. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, change our method of operations, curtail operations significantly, obtain funds through entering into arrangements with collaborative partners or others, or issue additional securities. Any future issuances of our securities may result in substantial dilution to existing stockholders.

Our success will depend on our newly assembled senior management team.

Our success will be largely dependent upon the performance of our senior management team. Investors must rely on the expertise and judgment of senior management and other key personnel. The failure to attract and retain individuals with the skill and experience necessary to execute our business plan could have a materially adverse impact upon our prospects. We currently do not have any key man insurance policies and have no current plans to obtain any; therefore, there is a risk that the death or departure of any director, member of management, or any key employee could have a material adverse effect on operations.

We face significant competition in the car rental industry.

The car rental business is highly competitive. We compete against a number of established rental car companies with greater marketing and financial capabilities. Our market specialization is the rental of hybrid electric and low-emissions cars. Although we believe that we will be the first rental company featuring predominately environmentally friendly cars, we may face difficulty competing against other car rental companies should they devote significant resources to such cars. There can be no assurance that one or more competitors may not initiate a rental business similar to ours, thus compromising the differentiating factor for us. Increased competition in the rental car industry may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against our competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations.

We are dependent on fleet financing for acquiring cars.

Our ability to purchase and finance our proposed fleet of rental vehicles will depend on the calculation and assignment of risk for the resale value of the vehicles. Despite our plans for securing the resale value, lending companies may not be enticed to finance the cars. There can be no assurance that the financing required to purchase and deploy cars will be available to us in order to meet business projections. Our failure to obtain financing for the acquisition of cars could have a material adverse effect on our business and prospects.

We may not maintain insurance sufficient to cover the full extent of our liabilities.

We intend to maintain various forms of insurance. However, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. Also, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position, results of operations or prospects.

We may not be able to obtain all the necessary licenses and permits required to carry on our business activities.

Our operations may require licenses and permits from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to carry required business activities.

We may not be able to maintain the information technology and computer systems required to serve our customers.

Our reputation and ability to attract retain, and serve customers are dependent upon the reliable performance of our technology infrastructure and fulfillment processes. Interruptions or technical problems could make our systems unavailable to service customers and could diminish the overall attractiveness of our service to potential customers.

Risks Relating to Our Common Shares

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our shareholders to resell their shares.

Our common shares are quoted on the OTC Bulletin Board service. Trading in shares quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our share is a penny stock. Trading of our share may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our shares.

Our share is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our share.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our share.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

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

3.6	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.7

Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.8

Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Kepler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

(21)	Subsidiaries of the Registrant

Exhibit	Description
Number
21.1	Ecological Sciences, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: July 20, 2009	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )