Form 10-Q
period 2009-09-30
Ecologic Transportation, Inc.
filed 2009-11-23
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  ________________

Commission File Number 333-139045

ECOLOGIC TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1327 Ocean Avenue, Suite B, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

310.899.3900
(Registrant’s telephone number, including area code)

New Fiscal Year December 31
Old Fiscal Year August 31
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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,930,318 common shares issued and outstanding as of November 23, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$43,285	$-
Other current assets	94,228	-

TOTAL CURRENT ASSETS	$137,513	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,669	$-
Related party loans	99,773	-

Total Current Liabilities	163,442	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized
23,180,318 and 6,048,741 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	23,180	6,049
Additional paid in capital	485,481	710
Subscriptions receivable	-	(6,049)
(Deficit) accumulated during the development stage	(534,590)	(710)

Total Stockholders' (Deficit)	(25,929)	-

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$137,513	$-

See the accompanying notes to the financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO SEPTEMBER 30, 2009

	Three Months	Nine Months	Inception
	Ended	Ended	(December 16, 2008) to
	September 30, 2009	September 30, 2009	September 30, 2009

Revenue	$-	$-	$-

General and administrative expenses	230,386	533,880	534,590

Net (loss) before income taxes	(230,386)	(533,880)	(534,590)

Income taxes	-	-	-

Net (loss)	$(230,386)	$(533,880)	$(534,590)

Weighted average common shares
outstanding - basic and diluted	23,120,427	16,122,021

Net (loss) per common share -
basic and diluted	$(0.01)	$(0.03)

See the accompanying notes to the financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO SEPTEMBER 30, 2009

	Nine Months	Inception
	Ended	(December 16, 2008)
	September 30, 2009	to September 30, 2009
Cash flow from operating activities:
Net (loss)	$(533,880)	$(534,590)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock issued for compensation	224,250	224,250
Changes in operating assets and liabilities:
(Increase) In other current assets	(92,500)	(92,500)
Increase in accounts payable and accrued expenses	19,585	19,585
Net cash (used in) operating activities	(382,545)	(383,255)

Cash flows from investing activities:
Cash received in reverse merger	10,448	10,448
Net cash provided by (used in) investing activities	10,448	10,448

Cash flows from financing activities:
Proceeds from related party loans	104,247	104,247
Repayments of related party loans	(4,474)	(4,474)
Cash received for subscriptions receivable	6,049	-
Issuance of capital stock for cash	309,560	316,319
Net cash provided by financing activities	415,382	416,092

Increase in cash	43,285	43,285

Cash - beginning of period	-	-

Cash - end of period	$43,285	$43,285

Non cash financing activities

Recapitalization for reverse acquisition	$(49,467)	$(49,467)
Capital contribution from shareholder	$5,110	$5,110
Stock issued for services	$450,000	$450,000

See the accompanying notes to the financial statements

ECOLOGIC TRANSPORTATION, INC. (Formerly USR Technology, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
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

The Company was incorporated in the State of Nevada on September 30, 2005. The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $534,590 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

On July 2, 2009, the Company’s wholly-owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) being the sole surviving entity under the name “Ecologic Sciences, Inc.” and the Company being the sole shareholder of the surviving entity. Pursuant to the merger the Company plans to raise additional capital required to meet immediate short-term needs and to meet the balance of its estimated funding requirements for the twelve months, primarily through the private placement of its securities. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Upon closing of the transactions contemplated by the agreement and plan of merger on July 2, 2009, the Company issued 17,559,486 shares of its common stock to the former shareholders of Ecologic Sciences, Inc. in consideration for the acquisition of all of the issued and outstanding common shares in the capital of Ecologic Sciences, Inc. As of the closing date, the former shareholders of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) held approximately 75.85% of the issued and outstanding common shares of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s fiscal year end is December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

NOTE 3. RELATED PARTY LOANS

During the nine months ended September 30, 2009, affiliates of the Company loaned $104,247 of which $4,474 was repaid. The loan has a 7% interest rate, is unsecured and payable upon demand.

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

During the period from December 16, 2008 (Inception) to September 30, 2009, the Company issued 17,309,486 common shares for total cash proceeds of $316,319.

During the period from December 16, 2008 (Inception) to September 30, 2009, the Company issued 750,000 common shares for a services valued at $450,000 of which $346,250 is recorded as deferred compensation at September 30, 2009.

During July 2009, certain stockholders canceled 1,900,002 post split shares of common stock for no consideration. On July 2, 2009, USR’s wholly owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity. In connection with the closing of the merger, the Company issued an aggregate of 17,559,486 restricted shares of common stock representing approximately 75.85% of the issued and outstanding shares of the Company to the former shareholders of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.). As a result, the issued and outstanding shares increased from 5,620,832 shares of common stock to 23,180,318 shares of common stock.

Effective July 2, 2009, the Company issued 7,520,834 common shares to the shareholders of predecessor Ecologic Transportation, Inc. (formerly USR Technology, Inc.), on an exchange basis of one share of Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc) common stock for each share of Ecologic Transportation, Inc. (formerly USR Technology, Inc.), common stock.

	Outstanding and Exercisable Warrants
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250	2	$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price
Outstanding at August 31, 2007	-	-
Issued	90,250	2.50
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at August 31, 2008	90,250	$2.50
Issued	-	-
Exercised	-	-
Expired / Cancelled	_
Outstanding at September 30, 2009	90,250	$2.50

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between September 30, 2009 and November 23, 2009, which is the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

On September 29, 2009 we executed a financial advisory and investment banking services agreement with North Sea Securities LP. Under this agreement, North Sea Securities will advise the Company in structuring and executing transactions, act as its placement agent for equity, and assist it with a full range of corporate debt transactions for acquisitions and fleet financing. North Sea Securities is a wholly owned subsidiary of North Sea Partners LLC, a private investment banking firm.

On October 9, 2009, we completed a private placement financing. The placement consisted of 852,000 shares of the Company’s common stock at a purchase price of $.25. The gross proceeds amounted to $213,000. The shares of restricted stock were sold to an accredited U.S. investor.

On November 10, 2009, in accordance with the change in direction of our company, we have rescinded our agreements with Shuayb K. Al Suleimany and Euroslot S.A.S.

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

Corporate History

We were incorporated in the State of Nevada on September 30, 2005 under the name Heritage Explorations Inc. On June 20, 2008, we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc. and on June 26, 2008 and our shares began trading under the symbol “USRT”. We were engaged primarily in the provision of drilling services internationally.

On July 2, 2009, USR's wholly owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity. In connection with the closing of the merger, we issued an aggregate of 17,309,486 restricted shares of our common stock representing approximately 75.85% of the issued and outstanding shares of our company to the former shareholders of Ecologic Sciences, Inc.

Following the completion of the acquisition of Ecologic Sciences, Inc., we are a development stage company that plans to be engaged in the rental of environmentally friendly hybrid electric and low-emission vehicles to the public.

Pursuant to the terms of the Agreement and Plan of Merger, as amended:

  effective June 11 2009, we effected a two (2) old for one (1) new reverse stock split of our issued and outstanding common stock. As a result, our authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,510,000 shares of common stock;

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

On July 2, 2009 and in connection with the closing of the agreement and plan of merger, there was a change in control of our company that resulted from the issuance of 17,559,486 shares of our common stock to the former shareholders of Ecologic Sciences, Inc.

The issuance of the 17,559,486 common shares to the former shareholders of Ecologic Sciences, Inc. was deemed to be a reverse acquisition for accounting purposes. Ecologic Sciences, Inc., the acquired entity, is regarded as the predecessor entity as of July 2, 2009. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the December 31st fiscal year end of Ecologic Sciences, Inc. Such financial statements will depict the operating results of Ecologic Sciences, Inc., including the acquisition of our company, from July 2, 2009.

On July 2, 2009, in connection with the closing of the agreement and plan of merger, we appointed William N. Plamondon III, Edward W. Withrow III, Edward W. Withrow Jr. and Shelly J. Meyers to our board of directors. On July 13, 2009, we appointed Dr. Bernhard Steiner to our board of directors.

On August 27, 2009, we appointed Shelly J. Meyers, a member of our board of directors, as the Chairperson of our audit committee.

Our board of directors now consists of Edward W. Withrow III, William N. Plamondon III, Shelly J. Meyers, John L. Ogden, Edward W. Withrow Jr. and Bernhard F.J. Steiner

Our audit committee is now comprised of Shelly J. Meyers (Chairperson), John L. Ogden and Edward W. Withrow Jr.

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we have agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic ShineTM, for a period of three years at certain of Park N Fly Inc.’s locations. We opened in Atlanta, Georgia on October 19, 2009. We opened in San Diego, California on November 16, 2009 and will open in Los Angeles, California in December 2009.

On November10, 2009, in accordance with the change in direction of our company, we have rescinded our agreements with Shuayb K. Al Suleimany and Euroslot S.A.S.

Our Current Business

Until April 2009 we were a company focused on the drilling services sector of the oil and gas industry As of the closing date of the agreement and plan of merger on July 2, 2009, we are a development stage company in the business of environmental transportation. We are structured with three operating units. Our primary operation is the car rental division which will focus on an environmental car rental operation.

We have two subsidiaries in addition to Ecologic Car Rentals Inc.:

1.	Ecologic Products, Inc., a Nevada Corporation
2.	Ecologic Systems, Inc., a Nevada Corporation

These subsidiaries were created to provide an infrastructure and support for Ecologic Car Rentals. Our car rental business and our systems business intends to provide distribution channels for certain environmental products and both generate certain internal product requirements in order to allow us to be “green” throughout our operation. Initially our business plan calls for the products to be focused on transportation and its ancillary markets.

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

Our customers will make rental reservations via our website, www.ecologictransportation.com, at our proposed partners’ websites, at the rental counter at any of our proposed locations, by phone, through several online travel websites that we intend to partner with or through a corporate account program in place with their employers.

We have held discussions with auto manufacturers such as Volkswagen, Toyota and Nissan about coupling green marketing initiatives with fleet sale programs.

We plan to acquire existing profitable independent car rental operations on a multi-regional basis and convert their operations to an Ecologic platform. We have identified independent car rental operations that will provide a multi-regional presence and can be used as a platform to become the only large “green” independent car rental operation in the U.S.

We will incrementally replace the fleets with our environmental vehicles over a 12 – 24 month period. Our strategy is to co-brand with the acquisitions for a limited period of time and complete the rebranding to “green” outlets as Ecologic Car Rentals.

Ecologic Products

Our car rental business and our systems business intend to provide distribution channels for certain environmental products and both generate certain internal product requirements in order to allow us to be “green” throughout our operation. Initially our business plan calls for the products to be focused on transportation and its ancillary markets.

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine, a device and system for near waterless car cleaning that delivers cleaning comparable to normal washing without using any harmful chemicals.

We have launched Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. Park N’ Fly has launched an initial test market and the initial results have encouraged them to accelerate the roll-out with the intention of using Ecologic Shine in all of their locations.

The commercialization of the Ecologic Shine products and services are:

  Good for the environment

  Good for the customer

  Good for the vehicle

  Good for the bottom line

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

We intend to:

  Exploit the differentiation of Ecologic Car Rentals from other car rental company brands.
  Use direct sales and education to state and municipal government agencies, universities, and corporations committed to environmental efforts.
  Capitalize on public relations opportunities available to an all environmental transportation company.
  Employ strategic use of electronic and internet distribution employing state of the art technology to target retail customers looking for green transportation including direct marketing and affinity programs.

Ecologic created www.ecologicradio.com as a way of expanding the communication of the brand’s message.

  Ecologic Radio is headed by talk radio veteran Rich Kepler. Rich is a veteran of 15 years of talk radio in Philadelphia. Rich is an online radio pioneer and co-founder of Boombox Radio, Voice America & Renegade Talk.
  Talk Show: Ecologic Talk Radio (Eco Talk) will be a call in online talk radio network. Eco Talk’s goal is to become a 24 hour 7 day a week online broadcaster.
  Host: Rich has built a career developing content and has an extensive network of potential hosts to become members of Eco talk.
  Content: Green Auto, Green Building, Green Fuels, Green Lifestyle, Green Investments & Products.

  Distribution: Internet Domestic & International, I Phone.

Other than as disclosed above, currently, our sales, marketing, and advertising efforts are minimal because of our size and limited financial resources.

On September 29, 2009 we executed a financial advisory and investment banking services agreement with North Sea Securities LP. Under this agreement, North Sea Securities will advise Ecologic Transportation in structuring and executing transactions, act as its placement agent for equity, and assist it with a full range of corporate debt transactions for acquisitions and fleet financing. North Sea Securities is a wholly owned subsidiary of North Sea Partners LLC, a private investment banking firm. North Sea delivers the highest level of independent strategic advice and execution to help clients meet their capital structure needs. North Sea identifies and advises on transactional solutions that preserve enterprise value for its clients and create greater certainty of return for investors. With offices in New York and London, the firm’s professional team brings together over 25 decades of experience and innovation across all sectors of the credit markets.

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

Employees

As of September 30, 2009 we had 3 full time employees in addition to our directors and executive officers. Currently, we have 10 full time employees.

Over the next twelve months, we intend to significantly increase the number of our employees to 50.

Facilities

Our corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2009 which are included herein.

		Three Months		Nine Months		Inception
		Ended		Ended		(December 16, 2008)
		September 30		September 30		to September 30,
		2009		2009		2009
Revenue	$	Nil	$	Nil	$	Nil
General and		$230,386		$533,880		$534,590
Administrative Expenses
Net (Loss)		$(230,386)		$(533,880)		$(534,590)

General and Administrative Expenses

Our general and administrative expenses for the three month period, nine month period ended September 30, 2009 and the period from inception (December 16, 2008) to September 30, 2009 are outlined in the table below:

	Three Months	Nine Months	Inception
	Ended	Ended	(December 16, 2008)
	September 30	September 30	to September 30,
	2009	2009	2009
General and	$230,386	$533,880	$534,590
Administrative

Operating expenses for the three months ended September 30, 2009, were comprised of $117,500 of consulting, $45,000 of amortization of stock compensation, and $67,886 of office, overhead and other general and administrative expenses.

Operating expenses for the nine months ended September 30, 2009 were comprised of $238,150 of consulting, $103,750 of amortization of stock compensation, and $191,980 of office, overhead and other general and administrative expenses.

We anticipate earning revenues in the near future as a result of launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. Park N’ Fly is operating as of October 2009 in Atlanta. The roll-out will continue with Park n Fly’s San Diego location which will launch November 16, 2009 and its Los Angeles location which is planned to launch on December 1, 2009 with future location openings to be announced prior to December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital
	At		At
	September 30,		December 31,	Increase
	2009		2008	/Decrease
Current Assets	$137,513	$	Nil	$137,513
Current Liabilities	$163,442	$	Nil	$163,442
Working Capital	$(25,929)	$	Nil	$(25,929)

Cash Flows
	Nine Months	Inception
	Ended	(December
	September	16, 2008) to
	30,	September
	2009	30, 2009
Net Cash (Used in) Operating Activities	$(382,545)	$(383,255)
Net Cash (Used in) Investing Activities	$10,448	$10,448
Net Cash Provided by Financing Activities	$415,382	$416,092
Increase in Cash	$43,285	$43,285

We had cash in the amount of $43,285 as of September 30, 2009 as compared to $Nil as of December 31, 2008. We had a working capital deficit of $25,929 as of September 30, 2009. We anticipate earning revenues in the near future as a result of our launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. Park N’ Fly is operating as of October 2009 in Atlanta and intend to roll-out to all of their locations. Park n Fly’s San Diego location launched November 16, 2009 and its Los Angeles location is planned to launch on December 1, 2009 with future location openings to be announced prior to December 31, 2009.

During the nine months ended September 30, 2009, affiliates of the Company loaned $104,247 of which $4,474 was repaid. The loan has a 7% interest rate, is unsecured and payable upon demand.

On October 9, 2009, we completed a private placement financing. The placement consisted of 852,000 shares of the Company’s common stock at a purchase price of $.25. The gross proceeds amounted to $213,000. The shares of restricted stock were sold to an accredited U.S. investor.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

Our principal sources of funds have been from sales of our common stock.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Item 4T. Controls and Procedures

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

As of September 30, 2009, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of September 30, 2009, our cash available was $43,285. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 9, 2009, we completed a private placement financing. The placement consisted of 852,000 shares of the Company’s common stock at a purchase price of $.25. The gross proceeds amounted to $213,000. The shares of restricted stock were sold to an accredited U.S. investor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

The issuance of the 17,309,486 common shares to the former shareholders of Ecologic Sciences, Inc. was deemed to be a reverse acquisition for accounting purposes. Ecologic Sciences, Inc., the acquired entity, is regarded as the predecessor entity as of July 2, 2009. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the December 31st fiscal year end of Ecologic Sciences, Inc. Such financial statements will depict the operating results of Ecologic Sciences, Inc., including the acquisition of our company, from July 2, 2009.

During the nine months ended September 30, 2009, affiliates of the Company loaned $104,247 of which $4,474 was repaid. The loan has a 7% interest rate, is unsecured and payable upon demand.

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

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Kepler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

Exhibit	Description
Number

(21) 21.1	Subsidiaries of the Registrant Ecological Sciences, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: November 23, 2009	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )