Form 10-K
period 2009-12-31
Ecologic Transportation, Inc.
filed 2010-04-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 333-139045

ECOLOGIC TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1327 Ocean Avenue, Suite B, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	310.899.3900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [   ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2009 (was
$23,631,297 based on a closing price of $1.80 for the Common Stock on June 30, 2009 the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

22,662,824 Common Shares issued & outstanding as of April 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.              Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Ecologic" mean Ecologic Transportation, Inc. and our wholly-owned subsidiaries, Ecological Products, Inc., Ecologic Car Rentals, Inc. and Ecologic Systems, Inc., unless otherwise indicated.

Corporate Overview

The address of our principal executive office is 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. Our telephone number is 310.899.3900.

Our common stock is quoted on the OTC Bulletin Board under the symbol “EGCT”.

Corporate History

We were incorporated in the State of Nevada on September 30, 2005 under the name Heritage Explorations Inc. On June 20, 2008, we merged with our wholly owned subsidiary and changed our name to USR Technology, Inc., and on June 26, 2008 our shares began trading under the symbol “USRT”. We were engaged primarily in the provision of drilling services internationally.

On July 2, 2009, USR's wholly owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) with Ecologic Sciences, Inc. being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity. In connection with the closing of the merger, we issued an aggregate of 17,559,486 restricted shares of our common stock representing approximately 75.85% of the issued and outstanding shares of our company to the former shareholders of Ecologic Sciences, Inc.

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

  effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 11, 2009 under the stock symbol “EGCT”. Our CUSIP number is 27888B 105;

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

The issuance of the 17,559,486 common shares to the former shareholders of Ecologic Sciences, Inc. was deemed to be a reverse acquisition for accounting purposes. Ecologic Sciences, Inc., the acquired entity, is regarded as the predecessor entity as of July 2, 2009. Starting with the periodic report for the quarter in which the acquisition was consummated, the Company has filed annual and quarterly reports based on the December 31st fiscal year end of Ecologic Sciences, Inc.

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

Our board of directors consists of Edward W. Withrow III, William N. Plamondon III, Shelly J. Meyers, John L. Ogden, Edward W. Withrow Jr. and Bernhard F.J. Steiner.

Our audit committee is comprised of Shelly J. Meyers (Chairperson), John L. Ogden and Edward W. Withrow Jr.

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park ‘N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we have agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic Shine TM, for a period of three years at certain of Park ‘N Fly Inc.’s locations. We opened in Atlanta, Georgia on October 19, 2009. We opened in San Diego, California on November 16, 2009 and opened in Los Angeles, California in December 2009.

On November 10, 2009, in accordance with the change in direction of our company, we rescinded our agreements with Shuayb K. Al Suleimany and Euroslot S.A.S.

Our Current Business

Until April 2009, we were a company focused on the drilling services sector of the oil and gas industry. As of the closing date of the agreement and plan of merger on July 2, 2009, we became a development stage company in the business of environmental transportation. We are structured with three operating units. Our primary operation is the car rental division which will focus on an environmental car rental operation.

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

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine, a proprietary waterless car cleaning process that delivers cleaning comparable to normal washing without using any harmful chemicals.

We have launched Ecologic Shine in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets. Park ‘N Fly has launched an initial test market and the results have encouraged them to accelerate the roll-out with the intention of using Ecologic Shine in all of their locations.

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

We have signed a Memorandum of Understanding (“MOU”) dated May 12, 2009 with Green Solutions & Technologies, LLC (“GST”) a California based company that provides consumers with direct access to more environmentally friendly “green” fuels and technologies. GST, its principals and associates represent approximately 2,000 gas stations in California, Texas, Minnesota and Florida and have been involved in the retail distribution of energy products for over 20 years. Our MOU with GST, and the subsequent formal operating agreement, which has not yet been entered into, will call for GST to assist the company in negotiating contracts with the owners of gas stations whereby our company would represent their interest in arranging for the integration of alternative fuel options and enhancements such as solar panels. To date the clean fuels represented are CNG, Bio-Diesel, and Flex-Fuel (Ethanol, E-10, E20, E-85. Not yet consummated.

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

  Ecologic Radio is headed by talk radio veteran Rich Keppler. Rich is a veteran of 15 years of talk radio in Philadelphia. He is an online radio pioneer and co-founder of Boombox Radio, Voice America & Renegade Talk.

  Talk Show: Ecologic Talk Radio (Eco Talk) is a call in online talk radio network. Eco Talk’s goal is to become a 24 hour 7 day a week online broadcaster.

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

We initially intend to have our rental locations located at airports on the west coast of the United States. Our strategy will be a multi-pronged approach. We intend to:

1.	identify acquisition targets for roll up;

2.	add business to expand acquisitions while “greening” the acquisitions; and

3.	develop new facilities that will also be a platform for Ecologic Systems and Ecologic Products

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

Facilities

Our corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401.

Employees

As of December 31, 2009 we had 18 employees in addition to our directors and executive officers. Currently, we have 24 employees. Over the next twelve months, we intend to significantly increase the number of our employees.

Principal Suppliers

KO Manufacturing, Inc.  Ecologic Shine™ products are manufactured exclusively for Ecologic Shine™ by KO Manufacturing. KO Manufacturing was founded in 1976 and is headquartered in Springfield, MO.

Competition

For waterless car cleaning services, there are three primary competitors:

ProntoWash is a company based in Argentina with franchises in the United States. All product and delivery systems are manufactured in Argentina, making it costly to import to the U.S.

GeoWash is a 100% franchised company with global franchisees.

EcoWash is a 100% franchised company owned and operated in Australia with a third party product supplier.

Dependence on a Few or Major Customers

The company is currently dependent upon a major customer. The major customer for the car cleaning services is Park ‘N Fly, an off airport parking company. In 2009, 100% of sales were attributable to Park 'N Fly. At December 31, 2009, 100% of accounts receivable were due from Park 'N Fly.

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

Intellectual Property

We have an agreement with KO Manufacturing for our Ecologic Shine products for the exclusive use of the Ecologic Shine waterless car wash products.

The Company has filed a trademark application with the US office of Trademarks to trademark the name “Ecologic Transportation, Inc.” and the following logo for our company:

The Company has filed a trademark for Ecologic Shine.

Seasonality

There is seasonality only in the car rental sector of our company. The car rental industry tends to be seasonal. The third quarter, during the peak summer months of July and August, has traditionally been the strongest quarter of the year in terms of numbers of rentals and rental rates.

Research and Development

Our company has not spent any funds on research and development since inception (December 16.2008) .

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders, but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A.           Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative as our business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

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

Currently, we have limited operating capital. As of December 31, 2009, our cash available was $26,166. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

We face significant competition in the car rental industry. There can be no assurance that we will be able to compete successfully against our competitors.

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

Item 2.              Properties

Our corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401. We lease our headquarters on a month to month basis (suite B, M, F) for $7,800 per month.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

Item 3.              Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.              (Removed and Reserved)

PART II

Item 5.              Market for Common Equity and Related Stockholder Matters

In the United States, our common shares are traded on the Over-the-Counter Bulletin Board under the symbol “EGCT.” The following quotations obtained from Stock Watch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
December 31, 2009	$2.00	$0.66
September 30, 2009	$3.10	$1.85
June 30, 2009	No trades	No trades
March 31, 2009	No trades	No trades
December 31, 2008	$0.90	$0.06
September 30, 2008	$1.00	$0.30
June 30, 2008	No trades	No trades

Quarter Ended(1)	High	Low
March 31, 2008	No trades	No trades
December 31, 2007	No trades	No trades

(1)          Our common shares were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol “USRI”. On June 11, 2009 our trading symbol changed to EGCT. There has been intermittent trading of shares of our common stock since we were approved for quotation.

Our common shares are issued in registered form. Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL, 33701(Telephone 727.289.0010, Facsimile 727.289.0069) is the registrar and transfer agent for our common shares. On, April 12,2010 the shareholders' list of our common shares pursuant to Island Stock Transfer list showed 84 registered shareholders and 21,610,824 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list does not include 852,000 shares authorized for issuance, but not issued to Matrix Advisors pursuant to a private placement subscription and stock purchase agreement, 100,000 shares authorized for issuance, but not issued to Audio Eye pursuant to a consulting agreement and 100,000 shares authorized for issuance but not issued to Richard Keppler, pursuant to an employment agreement representing a total of authorized shares of 22,662,824.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 16, 2008. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

Recent Sales of Unregistered Securities

None.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the year ended December 31, 2009 and the period inception (December 16, 2008) to December 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

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

	Year Ended
Results of Operations	December 31
	2009		2008
Revenue	$34,579	$	Nil
Cost of Sales	43,832		Nil
Gross profit (loss)	(9,253)		Nil
General and Administrative expenses	1,237,456		710
Operating (loss)	(1,246,709)		(710)
Interest income	19		Nil
Net (loss)	$(1,246,690)		$(710)

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine, a device and system for near waterless car cleaning that delivers cleaning comparable to normal washing without using any harmful chemicals.

We have launched Ecologic Shine in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets. Park ‘N Fly has launched an initial test market and the initial results have encouraged them to accelerate the roll-out with the intention of using Ecologic Shine in all of their locations.

The commercialization of the Ecologic Shine products and services are:

  Good for the environment
  Good for the customer
  Good for the vehicle
  Good for the bottom line

Revenue

For the year 2009 revenue in the amount of $34,579 consisted of limited levels of car washing services beginning in October 2009 in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. There were no corresponding revenues for the year 2008. As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

Cost of sales in the amount of $43,832 consisted of cleaning supplies and payroll, including related payroll taxes. There was no corresponding cost of sales for the year 2008.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $1,237,456 as compared to $710 for the year ended December 31, 2008, which represented minimal incorporation expenses.

For the year ended December 31, 2009, general and administrative expenses of $1,237,456 consisted of accounting fees of $33,485, liability and workers compensation insurance of $9,067, legal and professional fees of $30,987, office supplies and expenses of $31,224, management consulting services of $445,000, investor relations services of $149,751, amortization of stock options of $268,267 relating to consulting services, other outside services of $62,500, publicity and promotion of $82,481, rent expense of $56,400, travel, entertainment and promotion of $64,250 and other sundry expenses of $4,044. A significant amount of the accounting fees, legal and professional fees, consulting and investor relations and outside services were attributable to the merger and transition of our business activities.

Liquidity and Capital Resources

Working Capital

	At December 31,	At December	Increase/
	2009	31, 2008	Decrease
Current Assets	$115,309	$-	$115,309
Current Liabilities	242,663	-	242,663
Working Capital	$(127,354)	$-	$(127,354)

Cash Flows	Year Ended	Period from
	December 31,	inception
	2009	(December 16,
		2008) to December
		31, 2008
Net Cash (Used in) Operating Activities	$(606,940)	$(710)
Net Cash Provided by Investing Activities	10,448	-
Net Cash Provided by Financing Activities	622,658	710
Increase in Cash	$26,166	$-

We had cash in the amount of $26,166 as of December 31, 2009 as compared to $0 as of December 31, 2008. We had a working capital deficit of $127,354 as of December 31, 2009.

As at December 31, 2009, the balance of loans made to our company by affiliates is $94,049, in addition to accrued interest in the amount of $1,554. The loans bear interest at the rate of 7% per annum, are unsecured and are payable one year from demand.

On October 9, 2009, we completed a private placement financing. The placement consisted of 852,000 shares of our company’s common stock at a purchase price of $0.25. The gross proceeds amounted to $213,000. The shares of restricted stock were sold to an accredited U.S. investor.

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

Our principal sources of funds have been from sales of our common stock and loans from affiliates.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for our ongoing expenses. These expenses include working capital, SG&A, expansion of Ecologic Shine, and the pursuit of two acquisitions. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Personnel

As of December 31, 2009, we had 18 employees in addition to our directors and executive officers. Currently, we have 24 full time employees at our airport car cleaning locations in addition to our directors and executive officers. Over the next twelve months, we intend to significantly increase the number of our employees.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The consolidated audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Per Share Amounts

Our company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of our company's stock options and warrants

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

NEW ACCOUNTING PRONOUNCEMENTS

Our company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”) to determine the impact of new pronouncements on US GAAP and the impact on our company. Our company adopted the following new accounting standards during 2009:

In June 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for US GAAP. The Codification replaces all previous US GAAP accounting standards as described in ASC 105 (SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. Our company adopted the updated guidance in 2009. The adoption had no impact on our company’s consolidated financial position, results of operations or cash flows.

Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by our company. A brief discussion of the pronouncement is presented in the following paragraphs. Our company is currently evaluating the potential future impact on our financial statements from the implementation of these new standards.

Accounting Standards Update (ASU) 2010-06 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

Accounting Standards Update (ASU) 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard will be effective January 1, 2010.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on our company's consolidated financial position, results of operations or cash flows

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.             Financial Statements and Supplementary Data

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report

Consolidated Balance Sheets as at December 31, 2009 and 2008

Consolidated Statements of Operations for the year ended December 31, 2009, for the period from inception (December 16, 2008) to December 31, 2008, and for the period from inception (December 16, 2008) to December 31, 2009.

Consolidated Statements of Changes in Stockholders' Equity for the period from inception (December 16, 2008) to December 31, 2009.

Consolidated Statements of Cash Flows for the year ended December 31, 2009, the period from inception (December 16, 2008) to December 31, 2008, and for the period from inception (December 16, 2008) to December 31, 2009.

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Ecologic Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Ecologic Transportation, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2009, the period from inception (December 16, 2008) to December 31, 2008, and the period from inception (December 16, 2008) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecologic Transportation, Inc. as of December 31, 2009 and 2008, the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2009, the period from inception (December 16, 2008) to December 31, 2008 and the period from inception (December 16, 2008) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations and anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Denver, Colorado
April 12, 2010

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$26,166	$-
Accounts receivable	27,415	-
Prepaid expenses and other current assets	61,728	-

Total Current Assets	115,309	-

Other Assets	8,931	-

TOTAL ASSETS	$124,240	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$242,663	$-

Total Current Liabilities	242,663	-

Related party loans	94,049	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized
no shares issued or outstanding at December 31, 2009 and
December 31, 2008, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares
authorized
22,662,824 and 6,048,741 shares issued and outstanding at
December 31, 2009 and December 31, 2008, respectively	22,663	6,049
Additional paid in capital	1,012,265	710
Subscription receivable	-	(6,049)
(Deficit) accumulated during the development stage	(1,247,400)	(710)

Total Stockholders' (Deficit)	(212,472)	-

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$124,240	$-

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009,
FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2008,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2009

		Inception	Inception
		(December 16, 2008) to	(December 16, 2008) to
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$34,579	$-	$34,579

Cost of sales	43,832	-	43,832

Gross profit (loss)	(9,253)	-	(9,253)

General and administrative expenses	1,237,456	710	1,238,166

Operating (loss)	(1,246,709)	(710)	(1,247,419)

Interest income	19	-	19

Net (loss)	$(1,246,690)	$(710)	$(1,247,400)

Weighted average common shares outstanding - basic and diluted	18,054,100	6,048,741

Net (loss) per common share - basic and diluted	$(0.07)	$(0.00)

ECOLOGIC TRANSPORTATION. INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2009

					(DEFICIT)
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE		TOTAL
						$
Balance, December 16, 2008 (date of inception)	-	$-	$-	$-	$-		-

Issuance of common stock for subscription receivable	6,048,741	6,049	-	(6,049)	-		-

Contributed capital	-	-	710	-	-		710

Net loss					(710)		(710)

Balance, December 31, 2008	6,048,741	6,049	710	(6,049)	(710)		-

Cash paid to satisfy subscription receivable	-	-	-	6,049	-		6,049

Issuance of common stock for investor relations, web site design and radio operations services at $0.24 to $1.80 per share	750,000	750	119,750	-	-		120,500

Issuance of common stock for cash at $0.001 to $0.25 per share	11,612,745	11,613	510,947	-	-		522,560

Eliminate Ecologic Sciences, Inc. stock	(17,559,486)	(17,559)	17,559	-	-		-

Accounting for shares in USR in reverse acquisition	7,520,834	7,521	(7,521)	-	-		-

Recapitalization for reverse acquisition	17,559,486	17,559	(49,467)	-	-		(31,908)

Stock cancellations	(3,269,496)	(3,269)	3,269	-	-		-

ECOLOGIC TRANSPORTATION. INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2009

					(DEFICIT)
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL

Options issued for consulting	-	-	268,267	-	-	268,267

Amortization of deferred compensation	-	-	148,750	-	-	148,750

Net loss	-	-	-	-	(1,246,690)	(1,246,690)

Balance, December 31, 2009	22,662,824	$22,663	$1,012,265	$-	$(1,247,400)	$(212,472)

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009,
FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2008,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2009

		Inception	Inception
		(December 16,	(December 16,
		2008)	2008)
		to December 31,	to December 31,
	December 31, 2009	2008	2009
Cash flow from operating activities:
Net (loss)	$(1,246,690)	$(710)	$(1,247,400)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock issued for compensation	477,517	-	477,517
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(27,415)	-	(27,415)
(Increase) in other assets	(8,931)	-	(8,931)
Increase in accounts payable and accrued expenses	198,579	-	198,579
Net cash (used in) operating activities	(606,940)	(710)	(607,650)

Cash flows from investing activities:
Cash received in reverse merger	10,448	-	10,448
Net cash provided by investing activities	10,448	-	10,448

Cash flows from financing activities:
Proceeds from related party loans	94,049	-	94,049
Contributed capital	-	710	710
Subscriptions received	6,049	-	6,049
Issuance of capital stock for cash	522,560	-	522,560

Net cash provided by financing activities	622,658	710	623,368

Increase in cash	26,166	-	26,166

Cash - beginning of period	-	-	-

Cash - end of period	$26,166	-	26,166

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities

Recapitalization for reverse acquisition	$(31,908)	$-	$(31,908)
Subscription receivable	$-	$6,049	$6,049

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1. OVERVIEW

Ecologic Transportation, Inc. (the Company) was incorporated in the State of Nevada on September 30, 2005. The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

The Company is structured with three operating units. The primary operation is the car rental division which will focus on an environmental car rental operation.

There are two subsidiaries in addition to Ecologic Car Rentals Inc.:

1.	Ecologic Products, Inc., a Nevada Corporation
2.	Ecologic Systems, Inc., a Nevada Corporation

Ecologic Shine™, the first Ecologic product, is a proprietary waterless car cleaning process that has no adverse environmental impact. On September 24, 2009, the Company, through its wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park ‘N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, the Company has agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic Shine TM, for a period of three years at certain of Park ‘N Fly Inc.’s locations. We opened a location in Atlanta, Georgia on October 19, 2009; in San Diego, California on November 16, 2009; and in Los Angeles, California in December 1, 2009. Subsequently, we opened at an additional lot in Atlanta, Georgia on March 1, 2010, and Houston, Texas on March 15, 2010.

On April 26, 2009, the Company entered into an agreement and plan of merger, as amended, with Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.), a private Nevada corporation, and Ecological Acquisition Corp., a private Nevada corporation and wholly-owned subsidiary of the Company. Ecological Acquisition Corp. was formed by the Company for the purpose of acquiring all of the outstanding shares of Ecologic Sciences, Inc.. Pursuant to the agreement and plan of merger, as amended, Ecologic Sciences, Inc. (formerly, Ecologic Transportation, Inc.) was to be merged with and into Ecological Acquisition Corp., with Ecologic Sciences, Inc. continuing after the merger as a wholly-owned subsidiary of the Company.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,247,400 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable: The Company extends credit to customers based upon individual credit evaluation and the specific circumstances of the customer. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

The Company noted no allowance for doubtful accounts at December 31, 2009 or December 31, 2008.

Per Share Amounts: The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants

Income Taxes: The Company accounts for income taxes under ASC 740, “Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax asset is considered to be unlikely.

Use of Estimates: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

The Company’s current revenue stream is from Ecologic Products’ Ecologic Shine. Through the agreement with Park ‘N Fly, Ecologic Shine is currently operating in five Park ‘N Fly locations. Park ‘N Fly is billed every two weeks by Ecologic Transportation for the total cars cleaned, and Park ‘N Fly pays upon receipt.

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment. If impairment indicators exist, the Company performs additional analysis to quantify the amount by which capitalized costs exceed recoverable value.

Stock Based Compensation: The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Fair Value of Financial Instruments: ASC 825, “Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, prepaid and other current assets, inventory, accounts payable and accrued expenses, capital leases, deferred revenue and line of credit. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, they are receivable or payable on demand, or they bear appropriate interest rates.

Recent Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”) to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company adopted the following new accounting standards during 2009:

In June 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for US GAAP. The Codification replaces all previous US GAAP accounting standards as described in ASC 105 (SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by the Company. A brief discussion of the pronouncement is presented in the following paragraphs. The Company is currently evaluating the potential future impact on its financial statements from the implementation of these new standards.

Accounting Standards Update (ASU) 2010-06 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

Accounting Standards Update (ASU) 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard will be effective January 1, 2010.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows

NOTE 3. PREPAID EXPENSES

The prepaid expenses of $60,000 as of December 31, 2009, represents the prepaid portion of a fee, pursuant to a consulting agreement between the Company and Capital Group Communications, Inc., for its services to assist the Company in its efforts to gain greater recognition and awareness among relevant investors in the public capital market. The total fee, which was paid through the issuance of 500,000 shares of restricted common stock of the Company valued at $120,000, is being amortized ratably over the twelve month period commencing July 1, 2009 through June 30, 2010.

NOTE 4. RELATED PARTY LOANS

On September 1, 2009 the Company entered into a loan with an affiliate for $94,049. The loan bears interest at the rate of 7% per annum, is unsecured and is payable within one year upon demand. No payments of principal or interest were made during 2009. Accrued interest at December 31, 2009 was $1,554.

NOTE 5. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value. The amendment of the Articles has not yet been filed with the Nevada Secretary of State's Office.

During January 2009 the Company issued 500,000 common shares for investor relations consulting services valued at $120,000 (see note 3).

During March 2009 the Company issued 9,560,745 common shares for cash at $0.001 per share.

During April 2009 the Company issued 1,200,000 common shares for cash at $0.25 per share.

During April 2009 the Company issued 100,000 common shares for web site design services valued at $180,000 of which $140,000 is deferred at December 31, 2009.

During May 2009 the Company issued 50,000 common shares for web site design services valued at $90,000 of which $71,250 is deferred at December 31, 2009.

During June 2009 the Company issued 100,000 common shares for radio operations services valued at $180,000 of which $90,000 is deferred at December 31, 2009.

Effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name.

On July 2, 2009, USR’s wholly owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. with Ecologic Sciences, Inc. being the sole surviving entity under the name “Ecologic Sciences, Inc.” and our company being the sole shareholder of the surviving entity. In connection with the closing of the merger, the Company issued an aggregate of 17,559,486 restricted shares of common stock representing approximately 75.85% of the issued and outstanding shares of the Company to the former shareholders of Ecologic Sciences, Inc.. As a result, the issued and outstanding shares increased from 5,620,832 shares of common stock to 23,180,318 shares of common stock.

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

During October 2009, certain stockholders canceled 1,369,494 post split shares of common stock for no consideration.

During October 2009 the Company issued 852,000 shares of its common stock for $213,000 in cash.

As at December 31, 2009 the Company has 22,662,824 common shares issued and outstanding.

NOTE 6. WARRANTS AND OPTIONS

On October 1, 2009 the Company entered into a consulting agreement for services under which the Company issued 2,287,547 options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vest on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing The Black Scholes Valuation at $983,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The amortization recorded by the Company for the period October 1, 2009 to December 31, 2009 is $268,267 as a charge to income. Assumptions used in valuing the options: expected term is 3,67 years, expected volatility is 0.33, risk-free interest rate is 2.00%, and dividend yield is 0.00% .

In conjunction with the reverse acquisition in July 2009, ETI assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

As at December 31, 2009 the Company has 90,250 Warrants and 2,287,547 Options issued and outstanding.

	Outstanding and Exercisable Warrants
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250	1.75	$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price
Outstanding at Inception (December 16, 2008)	-	-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2008	-	$-
Issued	92,250	2.50
Exercised	-	-
Expired / Cancelled
Outstanding at December 31, 2009	90,250	$2.50

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.67	$571,887	$0.25
	2,287,547		$571,887	$0.25

	Number	Weighted
	of	Average
Options	Shares	Exercise
Price
Outstanding at Inception (December 16, 2008)	-	-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2008	-	-
Issued October 1, 2009	2,287,547	$0.25
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2009	2,287,547	$0.25

NOTE 7 COMMITMENTS AND CONTINGENCIES

William N. Plamondon III, Chief Executive Officer of Ecologic Transportation signed an employment agreement with the Company (Form 8-K filed on July 9, 2009). The employment agreement calls for Mr. Plamondon to be paid $35,000 per month for a period of 3 years. The employment agreement provides for standard health benefits.

Huntington Chase, Ltd., a Nevada corporation wherein Edward W. Withrow, III, Ecologic Transportation’s Chairman owns a majority control, signed a consulting agreement with the Company on October 12, 2009. The consulting agreement provides for Huntington Chase, Ltd to perform certain advisory functions to the Company. The consulting agreement provides that Huntington Chase, Ltd be paid $15,000 per month for a period of 3 years.

Richard Keppler signed an employment agreement with the Company (Form 8-K filed on July 9, 2009) The Company signed an employment agreement with Mr. Keppler on July 9, 2009 to create, produce and perform an online radio show entitled Ecologic Radio. The employment agreement has a Term of 2 years and calls for Mr. Keppler to be paid $3,000 per month for the initial 6 months and then reverts to $5,000 per month for the remaining 18 months. The employment agreement provides for additional compensation in the form of stock in the amount of 100,000 shares of the Company’s Common stock. Mr. Keppler was to be issued 25,000 shares at signing and 12,500 shares per quarter until the end of his 2 year contract.

Matrix Advisors, LLC a New York Limited Liability Company signed a consulting agreement with the Company dated effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three years from September 1, 2009. The vesting period for the options ends on September 1, 2010.

NOTE 8. INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009, are presented below:

Deferred tax assets:
Net operating loss carry forwards	$424,000
Less valuation allowance	(424,000)
Net deferred tax asset	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $424,000 during 2009.

NOTE 9 SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2009 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

The Company signed an Investment Banking and Financial Advisory Agreement with Innovator Capital of London England dated January 9, 2010. The Agreement provides for Innovator Capital to perform the following services; strategic business consulting, capital raising activities, strategic partnership in both the private and public sector, merger and acquisition advisory and corporate communications strategy. The economics of the agreement are as follows; an engagement fee of 15,625 pounds sterling (USD$23,437) was to be paid upon signing. The Company negotiated to pay 7,812.50 pounds sterling (USD$12,481) upon signing and the remaining 7,812.50 pounds sterling after the Company raises a minimum of $1,000,000. The agreement provides for a monthly retainer fee of 15,625 pounds sterling (USD $23,437) which will accrue on a daily basis payable monthly in arrears such fee will be deferred and will commence, with arrears also being payable, immediately upon the receipt by Ecologic of a minimum aggregate $2,000,000. Innovator receives a 5% fee of all monies raised for the Company.

During the first three months of 2010 the Company increased its loan with an affiliate to $235,049. The loan bears interest at the rate of 7% per annum, is unsecured and is payable within one year upon demand.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.          Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.          Other Information

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William N. Plamondon III	President, Chief Executive Officer and Director	62	July 2, 2009
John L. Ogden	Director	56	March 3, 2008
Edward W. Withrow III	Chairman of the Board and Director	45	July 2, 2009
Edward W. Withrow Jr.	Director	72	July 2, 2009
Shelly J. Meyers	Director	50	July 2, 2009
Bernhard F.J. Steiner	Director	62	July 13, 2009
Erin E. Davis	Secretary and Vice President of Marketing and Communications	44	July 2, 2009
Paul Christensen	Vice President of Rental Operations	62	July 2, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

William N. Plamondon III, President, Chief Executive Officer and Director

Mr. Plamondon has served over 30 years in a variety of industries as Chief Executive Officer and Chief Restructuring Officer for both public and private companies. In his various roles as an executive, a board member, and an advisor, Mr. Plamondon realized that a critical success factor for any venture was the ability to get the right experience matched with the appropriate perspective. Mr. Plamondon has purchased over $500 million in acquisition value businesses and sold companies with enterprise values of over $1 billion. He has secured financings in excess of $3 billion.

As CEO of R.I. Heller & Co., LLC, Mr. Plamondon served on a variety of assignments such as the Chief Executive Officer of Advantage Car Rental. An expert in distributed management, he was brought in to plan and execute a restructuring. He also served as CEO for EV Rental Cars, LLC. Mr. Plamondon recently completed an assignment where he served as the interim CEO for Protein Polymer Technologies, Inc., a biomedical device company based in San Diego, CA. Prior to these assignments, he served as an Advisor to the CEO, CFO and the Board of Directors of Murray, Inc., a manufacturing company, pre and post filing for Chapter 11. Simultaneously, he served as the Chief Restructuring Officer for May Logistics Services where he restructured $100 million bank debt and sold a $20 million operating division of the company.

Prior to those assignments, Mr. Plamondon was President and Chief Executive Officer of ANC Rental Corporation, the parent company of Alamo Rent A Car and National Car Rental, a 2.5 billion dollar global company with over 14,000 employees. Following a successful restructuring including the renegotiation of all franchising agreements, the company was sold in October, 2003. He was appointed by the Board with the consensus of secured and unsecured creditors after serving as Chief Restructuring Officer, where he was responsible for developing and implementing a strategic plan to return the company to profitable growth in the aftermath of the travel industry slowdown following September 11, 2001. His tenure with the business began in June of 2000 when he was named to serve on ANC's board of directors, where he chaired the audit committee.

In December 2000, Mr. Plamondon joined E&Y Capital Advisors, LLC, a subsidiary of Ernst & Young LLP, as a consultant in its Restructuring Advisory Services Group. In addition to participating in client engagements, he developed and managed a "crisis management" resource to provide clients with experienced candidates for the positions of CEO, CFO and COO.

Prior to forming R.I. Heller & Co., LLC, Mr. Plamondon served as CEO of the First Merchants Acceptance Corporation, a $750m publicly-held financial services company. There he managed the turnaround, financial restructuring and sale of the company.

For more than 19 years Mr. Plamondon was with Budget Rent a Car. He began his career at Budget in 1978 in Franchise Development. As Vice President, Franchised Operations, he built the company's functions in Field Operations, Training and Development, and Acquisition and Refranchising, managing more than 25 transactions and $350 million in assets.

As Budget transitioned from a franchising to an operating company, Mr. Plamondon successfully restructured the Florida operations, the company's largest acquisition a $100 million subsidiary. In 1989, he returned to Corporate Headquarters as Executive Vice President of Sales and Marketing and later EVP North America.

In 1992, at the direction of Ford Motor Company and Budget's Board of Directors, Mr. Plamondon was named President of Budget Rent a Car; the title of CEO was added the following year. In this capacity, he was responsible for acquisitions integration, organizational development, and cost restructuring at the $2.5 billion company, whose more than 3200 locations spanned 117 countries. Mr. Plamondon left Budget in 1997 with the successful sale of the company to Team Rental Group.

Mr. Plamondon has served on the boards of private and public companies, as well as non-profit organizations. He was a founding member of the National Tourism Organization and formerly served on the Board of American Car Rental Association and the International Franchise Association. He currently serves on the Board of Trustees for North Central College, the Board of Directors of Protein Polymer Technologies, Inc., and is a 7-year member of the Executive Advisory Committee for Give Kids the World. Mr. Plamondon is an active member of the American Bankruptcy Institute and the Turnaround Management Association. He is an accomplished key-note speaker for organizations and conventions worldwide.

John L. Ogden, Director

Mr. Ogden has 30 years experience in energy corporate finance, international negotiations, corporate and asset acquisition, business development and energy company management. Since 1995 he has been a principal and managing director of Wood Roberts, LLC., an energy corporate financial advisory firm based in Houston, Texas. Between 1985 and 1995, he managed an independent corporate financial consulting business specializing in domestic and international energy issues, providing M&A advice, and strategic corporate financial consulting services. Mr. Ogden graduated from the University of Leeds, England, with a Bachelor of Laws (honors) and is qualified as a Barrister-at-Law in England.

Edward W. Withrow III, Director

Mr. Withrow has over 20 years of experience as a financier, wherein he has developed an expertise in finding small undervalued and under-funded companies and creating value with them. In 1992 Mr. Withrow created Box Office Partners I, II, & III, a series of funds that provided off-balance sheet financing for foreign film distributors. In 1994 Mr. Withrow became a pioneer in the development of sell-thru educational entertainment video into grocery stores chains which led to the creation of Family Store Entertainment, LLC an educational entertainment company involved in production, licensing, acquisition and distribution of children’s entertainment. In 1998 Mr. Withrow co-founded Simplyfamily.com an Internet based an integrated affinity community.

In 2000, Mr. Withrow founded Huntington Chase Financial Group, LLC and Huntington Chase, Ltd. to engage in venture capital and merchant banking activities. From 2000 until the present, Mr. Withrow acquired, restructured, merged, created and was a senior advisor to 10 companies. From 2002 to 2004, Mr. Withrow was the CEO of Reward Enterprises, Inc., a public company and early adopter of VOIP telecommunications in the international market with operations in North Africa and India. In 2003 to 2004 Mr. Withrow founded Symphony Card, LLC a stored value debit card targeting the West African nation of Nigeria in partnership with Fountain Trust Bank, PLC.

From 2004 to 2005, Mr. Withrow became the CEO of Addison-Davis Diagnostics, Ltd, a leading edge point-of-care diagnostic company. From 2005 to present, Mr. Withrow co-founded Eaton Scientific Systems, Ltd., a biotechnology company and co-authored a patent pending non-hormonal treatment for women in menopause and post cancer treatments. From 2006 to present, Mr. Withrow was a co-founder of Montecito Bio Sciences, Ltd. an innovative diagnostic company. He is the author of several patents in the life sciences space. In 2006 Mr. Withrow became a Managing Director of Orient Financial Group, Ltd a Hong Kong registered financial advisory firm headquartered in Hong Kong with representative offices in Geneva, Delhi and Los Angeles.

Mr. Withrow co-founded Save Our Children a non-profit organization that assisted in fundraising activities for charities that focused on child abuse and since 1999 has been actively involved with Planet Hope a non-profit organization that helps homeless mothers and their children.

Edward W. Withrow Jr., Director

Mr. Withrow earned his Master’s in Business Administration from Harvard University, with a concentration in Investment Banking. He has a bachelor’s degree in Business, with a concentration in Finance and Accounting, from the University of Colorado. He served twenty-four years on active duty in the U.S. Navy as a professional logistician, retiring with the rank of Captain. He spent approximately 20 years as a financial professional with Drexel Burnham Lambert, Paine Webber, Merrill Lynch and Wells Fargo.

Mr. Withrow has been very active in civic leadership for the past 20 years serving in a number of elected and appointed positions, including Mayor of Alameda, California. He is currently serving as the regionally elected President of the Governing Board of The Peralta Colleges, an institution consisting of 2,000 faculty and staff and approximately 30,000 students.

Shelly J. Meyers, Director

Shelly Meyers has over 20 years of financial and investment experience. She is Founder and President of Palisades Management LLC, a Registered Investor Advisor (RIA) that provides investment management services to high net worth individuals and institutions. The firm also provides strategic advisory services to corporations pertaining to corporate finance and capital market activities.

Prior to founding Palisades Management, in June 2007 Ms. Meyers served as Executive Vice President for Pacific Global Investment Management Company (PGIMC), where she played an integral role in launching PGIMC’s high net worth management business, merging the separately managed account business of Meyers Capital Management (“MCM”) into PGIMC in mid-2003. While at PGIMC, the Firm’s high net worth business grew from less than $1,000,000 to approximately $100,000,000. Ms. Meyers also managed the Pacific Advisor Funds’ Multi-Cap Value Fund from inception (April 2002) to a five-year record that beat the S&P 500 on an annualized basis, and which ranked the Fund in the top 10% in its five year Morningstar peer group.

Ms. Meyers founded MCM and the Meyers Investment Trust in June 1996, and managed the Trust’s Meyers Pride Value Fund from inception in June 1996 to September 2001. The Fund was awarded a five star ranking by Morningstar under her management, and in 2001 Morningstar with Ms. Meyers as manager recognized the Fund as the #1 large-cap value fund in the United States. The Meyers Value Fund was sold to Citizens Funds in September 2001 with Ms. Meyers serving as sub-advisor until October 2002.

From 1993 to 1996, Ms. Meyers served as Assistant Vice-President at The Boston Company Asset Management, Inc. (“BCAM”). She acted as an Assistant Portfolio Manager and equity research analyst for the institutional investment group in a team responsible for equity investments valued at $10 billion. Prior to that, she served in the Finance Department at Chevron Corp, and was the first woman sent to important oil and gas operations throughout Asia and the South Pacific.

Ms. Meyers has often addressed national audiences on investing issues, with regular appearances on CNBC’s Power Lunch, CNN, and Bloomberg TV. She has also been featured in publications such as The Wall Street Journal, The New York Times, Investor’s Business Daily, USA Today, The Washington Post, Mutual Fund Magazine and Business Week. In 1998, Ms. Meyers was named to the Board of Trustees for E*Trade Funds, serving until September 2006. She was elected to the U.S. National Registry of Who’s Who, first listed in the year 2000 edition.

Ms. Meyers received her MBA from Dartmouth College’s Amos Tuck School of Business Administration. She received her BA with a major in Political Science and minor in Economics from the University of Michigan. Ms. Meyers was issued a CPA license by the state of California in 1990.

Bernhard F.J. Steiner, Director

Most recently, from 2004 until February 2009, Bernhard Steiner was Chief Executive Officer and a director of Clean Diesel Technologies, Inc. (NASDAQ:CDTI & AIM:CDT), a cleantech company providing sustainable solutions to reduce emissions, increase energy efficiency and lower the carbon intensity of on- and off-road engine applications. Previously, Dr. Steiner was the executive director of sales and marketing at Wayfinder Systems AB, a Sweden based company, which has launched server-based navigation systems for mobile phones and has become the market leader in the field. From 1999 to March 2003, he served in varying positions with Motorola, Inc. beginning as director, strategic marketing and new business development for the Integrated Electronics Systems Sector, working with four business groups: automotive, telematics, energy systems and computer platforms. The following year Dr. Steiner was promoted to director of worldwide sales and marketing, and then to general manager of global solutions for the company's personal communication sector where he created and grew a team of more than 200 professionals to enter into the hardware services and application business. From 1994 to 1998, Dr. Steiner held the position of group managing director at NXT PLC, a London based company, where he was involved in strategic planning including M&A and technical developments to ensure the Group's continued growth and profitability.

Dr. Steiner served as chairman and chief executive officer of Huntingdon, U.K. based Mission Electronics and Leeds and U.K. based Wharfedale International Limited, under NXT PLC, where he restructured the companies to integrate them into the company and make them profitable.

Dr. Steiner earned a bachelor’s, master’s and doctorate in business administration from the University of St. Gallen in Switzerland.

Erin E. Davis, Corporate Secretary and Vice President of Marketing and Communications

Ms. Davis has over 20 years of experience in the retail, restaurant and hospitality, media and travel industries. Specializing in the fields of communication/public relations/investor relations, mergers and acquisitions, organizational development, and performance enhancement, she has increased stakeholder value for both public and private global companies. She has over 15 years of experience working with companies throughout merger and acquisition periods, as well as bankruptcy restructuring. Having completed numerous mergers and acquisitions, she has refined her ability to quickly and accurately perform assessments and build teams to position companies for success. As a part of this process and in company restructurings, she has implemented strategic internal and external communication plans that have facilitated smooth transitions. Her unique skill set includes expertise in branding and co-branding to both the marketplace and internal audiences.

From 2005 to 2007 Ms. Davis served as Corporate Secretary and Vice President of Public Relations for Protein Polymer Technologies, Inc., a biotechnology company in California. She successfully completed their investor relations’ presentations, designed acquisition strategies, and headed up their public relations and investor relations. She also recently completed an assignment with Murray, Inc., a manufacturing company, on their pre and post bankruptcy filing communication and documentation. Prior to that, from 2002 to 2003, she was with ANC Rental Corporation as Vice President of Communications, leading both internal communication programs and external public relations including their worldwide franchising system. Ms. Davis has extensive training and development experience in a variety of big box retail chains and restaurants. Additionally, she is accomplished in media production work in the music industry and industrial film arena.

Ms. Davis worked with both financial institutions and operations executives executing a European insolvency with the German subsidiary of ANC. Additionally; she played a key role shutting down a failed roll-up with an international company. She is a certified executive coach, an award winning seminar speaker, and is an active member of the Turnaround Management Association and the American Bankruptcy Institute.

Paul Christensen, Vice President of Rental Operations

Mr. Christensen has over 30 years of experience managing both corporate, franchise and independent operations primarily in the Western United States. He has served in a number of capacities including Zone and Regional Vice President and Chief Operating Officer. He has spearheaded numerous acquisitions of rental car businesses as the firms with whom he was employed executed consolidation strategies. Mr. Christensen has also owned and operated a structural steel fabrication and erection business, which he subsequently sold.

Most recently, he managed the day-to-day operations including fleet management for EV Rental Cars. He spent 13 years with the Hertz Corporation between 1971 and 1984 managing various locations including Dallas, New

Orleans, and Los Angeles Airport ultimately becoming responsible for all Southern California Pool operations at Hertz. As the Bay Area Manager for Budget he oversaw Western Corporate Operations. During this period he assisted in the successful acquisition of Reno, Monterey, Sacramento, Fresno and a number of local market locations.

As COO for Budget of Southern California Mr. Christensen controlled Budget's largest franchise operation for a six-year period. After the successful sale of this franchise he owned and operated the steel business in the San Francisco Bay Area. From 1997 to 1999, as Western Regional Vice President for DTAG he again was involved in operations and in the acquisitions of San Diego, California, Orange County, California, Denver, Colorado, and Phoenix, Arizona. He reopened the Ontario, California Airport Operation and tripled the overall California fleet for DTAG during his tenure. Most recently from 2001 to 2003 he worked with the ANC Rental Corporation as General Manager for the Southern California Area.

Mr. Christensen's close involvement with the West coupled with his overall years of operational experience make him a valuable addition to our team. He is member of the American Car Rental Association, completed the internal MBA training program with Hertz, and is Zenger Miller Course graduate. He is also a Vietnam Era Veteran.

Family Relationships

Other than as described below, there are no family relationships among our directors or executive officers.

Edward W. Withrow, Jr. is the father of Edward W. Withrow III; Erin E. Davis is the wife of William N. Plamondon III.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.           being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of Shelly J. Meyers, John L. Ogden and Edward W. Withrow Jr. Effective August 27, 2009, Shelly Meyers was appointed chair of the audit committee. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that Shelly Meyers qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

During fiscal 2009 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings.

Item 11.           Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William N. Plamondon III President, CEO, and Director(1)	2009 2008	315,000 N/A	None N/A	None N/A	None N/A	None N/A	None N/A	None N/A	315,000 N/A
John L. Ogden Former President, Chairman and Director(2)	2009 2008	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	2,500 N/A	2,500 N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward W. Withrow III, Chairman of the Board and Director(3)	2009	165,000	None	None	None	None	None	None	165,000
J. David LaPrade Former President and Director(4)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Kamonchai Kesonpat Former Chief Operating Officer(5)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Terry Desjardins Former President, Treasurer, Secretary, Chief Financial Officer and Director(6)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	William N. Plamondon III became our president, chief executive officer and director on July 2, 2009.
(2)

John L. Ogden was appointed president and as a director of our company on March 3, 2008 and was appointed Chairman upon his resignation as president on June 20, 2008. On July 2, 2009, Mr. Ogden resigned as chairman and president.

(3)	Edward W. Withrow III is the Founder and Chairman of the Board for Ecologic Transportation, Inc.
(4)	J. David LaPrade was appointed as president and as a director of our company on June 20, 2008. Mr. LaPrade resigned as president and director on November 10, 2008.
(5)	Kamonchai Kesonpat was appointed as chief operating officer of our company on July 1, 2008. Mr. Kesonpat resigned as chief operating officer on November 10, 2008.
(6)

Terry Desjardins was appointed president, treasurer, secretary, chief executive officer and as a director on September 30, 2005. Mr. Desjardins resigned as president on March 3, 2008 and as a director, secretary, chief financial officer and treasurer on June 26, 2008.

Stock Options/SAR Grants

During the year ended December 31, 2009, we did not grant any stock options to any directors or officers.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended December 31, 2009 or December 31, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2009:

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers except for the Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
William N. Plamondon III 4240 Galt Ocean Drive Ste. 404 Fort Lauderdale, FL 33308	4,059,750	17.9%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
John L. Ogden 675 Bering Drive Suite 675 Houston, TX 77057	210,834	*
Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90401	3,713,741	16.4%
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	50,000	*
Shelly J. Meyers 860 Via de la Paz Suite E-3° Pacific Palisades, CA 90272	500,000	2.2%
Erin E. Davis 4240 Galt Ocean Drive Ste. 404 Fort Lauderdale, FL 33308	1,000,000	4.4%
Directors and Officers as a Group (6 individuals)	9,534,325	42%

* represents an amount less than one percent

(1) Based on 22,662,824 shares outstanding as of March 25, 2010.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

We currently act with six directors, consisting of William N. Plamondon III, John L. Ogden, Edward W. Withrow III, Edward W. Withrow Jr., Shelly J. Meyers and Bernhard F.J. Steiner. We have determined that Shelly J. Meyers and Bernhard F.J. Steiner are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15

Item 14.           Principal Accountants Fees and Services

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2009 $	December 31, 2008 $
Audit Fees	18,370	5,000
Audit Related Fees	6,500	3,500
Tax Fees	5,000	4,850
All Other Fees	Nil	Nil
Total	29,870	13,350

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-B

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

3.6	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

Exhibit	Description
Number

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

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Keppler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9*	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP.

10.10*	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009

10.11*	Consulting Agreement with Huntington Chase for Advisory Services dated October 12, 2009.

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.
Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.

Dated: April 13, 2010	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer, and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer, and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Dated: April 13, 2010	/s/ John Ogden
John L. Ogden
Director

Dated: April 13, 2010	/s/ Edward W. Withrow III
Edward W. Withrow III
Director

Dated: April 13, 2010	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
Director

Dated: April 13, 2010	/s/ Shelly J. Meyers
Shelly J. Meyers
Director