Form 10-Q
period 2010-03-31
Ecologic Transportation, Inc.
filed 2010-05-17
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

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
22,912,824 common shares issued and outstanding as of May 14, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets
Cash	$23,434	$26,166
Accounts receivable	35,934	27,415
Prepaid expenses and other current assets	31,765	61,728

Total Current Assets	91,133	115,309

Other Assets	9,076	8,931

TOTAL ASSETS	$100,209	$124,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$195,878	$242,663
Related party payables	199,051	0

Total Current Liabilities	394,929	242,663

Due to related parties	256,081	94,049

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 22,662,824 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	22,663	22,663
Additional paid in capital	1,325,531	1,012,265
(Deficit) accumulated during the development stage	(1,898,995)	(1,247,400)

Total Stockholders' (Deficit)	(550,801)	(212,472)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$100,209	$124,240

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009, AND FOR
THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO MARCH 31, 2010
(Unaudited)

	March 31, 2010	March 31, 2009	Inception
			(December 16, 2008)
			to March 31, 2010
Revenue	$79,722	$-	$114,301
Cost of sales	80,489	-	124,321
Gross profit (loss)	(767)	-	(10,020)
General and administrative expenses	650,852	20,979	1,889,018
Operating (loss)	(651,619)	(20,979)	(1,899,038)
Interest income	24	-	43
Net (loss)	$(651,595)	$(20,979)	$(1,898,995)
Weighted average common shares outstanding - basic and diluted	22,622,824	8,188,875
Net (loss) per common share - basic and diluted	$(0.03)	$(0.00)

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO MARCH 31, 2010
(Unaudited)

			Inception
			(December 16, 2008)
	March 31, 2010	March 31, 2009	to March 31, 2010
Cash flow from operating activities:
Net (loss)	$(651,595)	$(20,979)	$(1,898,995)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	343,266	-	820,783
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(8,519)	-	(35,934)
(Increase) in other assets	(182)	(2,500)	(9,113)
Increase in accounts payable and accrued expenses	152,266	-	350,845
Net cash (used in) operating activities	(164,764)	(23,479)	(772,414)
Cash flows from investing activities:
Cash received in reverse merger	-	-	10,448
Net cash provided by investing activities	-	-	10,448
Cash flows from financing activities:
Proceeds from related party loans	162,032	3,606	256,081
Contributed capital	-	-	710
Subscriptions received	-	6,049	6,049
Issuance of capital stock for cash	-	14,324	522,560
Net cash provided by financing activities	162,032	23,979	785,400
Increase (decrease) in cash	(2,732)	500	23,434
Cash - beginning of period	26,166	-	-
Cash - end of period	$23,434	500	23,434
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash investing and financing activities
Recapitalization for reverse acquisition	$-	$-	$(31,908)
Subscription receivable	$-	$-	$6,049

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited financial statements of Ecologic Transportation, Inc. (formerly USR Technology, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the year ended December 31, 2009, on Form 10K, as filed with the Securities and Exchange Commission.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,898,995 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Fair Value of Financial Instruments. ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Recently Adopted Accounting Standards. The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June, 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs). The ASC was effective during the period ended September 30, 2009. Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010 via ASU No. 2010-09. The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The amended ASU was effective immediately and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Consolidations - ASU No. 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates. The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. DUE TO RELATED PARTIES

As at March 31, 2010, affiliates and related parties are due a total of $455,132 which is comprised of loans to the Company of $246,049, accrued compensation of $199,052, accrued interest of $4,942 and unpaid expenses of $5,089. For the period January 1, 2010 to March 31, 2010, loans to the Company increased by $152,009, accrued compensation increased by $112,500 and accrued interest increased by $3,320. The loans to the Company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest were made to date.

NOTE 4. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value.

As at March 31, 2010 the Company has 22,662,824 common shares issued and outstanding.

NOTE 5. WARRANTS AND OPTIONS

On October 1, 2009 the Company entered into a consulting agreement for services under which the Company issued 2,287,547 options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vest on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing The Black Scholes Valuation at $983,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The amortization recorded by the Company for the period ended March 31, 2010 is $343,266 as a charge to income. Assumptions used in valuing the options: expected term is 3.67 years, expected volatility is 0.33, risk-free interest rate is 2.00%, and dividend yield is 0.00% .

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

As at March 31, 2010 the Company has 90,250 Warrants and 2,287,547 Options issued and outstanding.

Outstanding and Exercisable Warrants

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250	1.50	$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
		Price

Outstanding at December 31, 2009	90,250	$2.50
Issued
Exercised	-	-
Expired / Cancelled
Outstanding at March 31, 2010	90,250	$2.50

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.5	$571,887	$0.25
	2,287,547		$571,887	$0.25

	Number	Weighted
	of	Average
Options	Shares	Exercise
Price

Outstanding at December 31, 2009	2,287,547	$0.25
Issued
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at March 31, 2010	2,287,547	$0.25

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between April 1, 2010 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as follows.

During the period April 1, 2010 to May 7, 2010 the Company increased its loan from related parties by $34,600; from a total of $246,049 at March 31, 2010 to $280,649 at May 7, 2010. The loan bears interest at the rate of 7% per annum, is unsecured and is payable within one year upon demand.

On May 11, 2010 the Company entered into an agreement with Wakabayashi Fund, LLC (“Wakabayashi”) to provide institutional market awareness and public relations services to the Company. The Company reserves the right to terminate the agreement at any time after notifying Wakabayashi in writing of its dissatisfaction in the services provided by Wakabayashi. The Agreement obligates the Company to pay Wakabayashi a non-refundable retainer item consisting of the issuance of 250,000 shares of the Company’s common stock subject to a proprietary restrictive clause which precludes any liquidation of Wakabayashi’s vested common stock in the Company until the termination of the Agreement.

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

Following the completion of the acquisition of Ecologic Sciences, Inc., we are a development stage company that plans to be engaged in the rental of environmentally friendly hybrid, electric and low-emission vehicles to the public.

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

  effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 11, 2009 under the new stock symbol “EGCT”. Our CUSIP number was changed to 27888B 105;

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

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we have agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic ShineTM, for a period of three years at certain of Park N Fly Inc.’s locations. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009), and 4. Houston, Texas, during this most recent quarterly period.

Overview

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

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010 which are included herein.

	Three Months		Three Months	Inception
	Ended		Ended	(December 16, 2008) to
	March 31, 2010		March 31, 2009	March 31, 2010
Revenue	$79,722	$	Nil	$114,301
General and Administrative Expenses	$650,852		$20,979	$1,889,018
Net (Loss)	$(651,595)		$(20,979)	$(1,898,995)

General and Administrative Expenses

Our general and administrative expenses for the three month periods ended March 31, 2010 and March 31, 2009 and the period from inception (December 16, 2008) to March 31, 2010 are outlined in the table below:

			Inception
	Three Months Ended	Three Months Ended	(December 16, 2008) to
	March 31, 2010	March 31, 2009	March 31, 2010
General and Administrative	$650,852	$20,979	$1,889,018

Operating expenses for the three months ended March 31, 2010, were comprised of $224,988 of consulting, $343,266 of amortization of stock compensation, and $82,598 of office, overhead and other general and administrative expenses.

Operating expenses for the three months ended March 31, 2009 were comprised of $10,254 of office, overhead and other general and administrative expenses.

We have recently commenced earning revenues as a result of launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009), and 4. Houston, Texas, during this most recent quarterly period.

As at March 31, 2010, affiliates and related parties are due a total of $455,132 which is comprised of loans to the company of $246,049, accrued compensation of $199,052, accrued interest of $4,942 and unpaid expenses of $5,089. For the period January 1, 2010 to March 31, 2010, loans to the company increased by $152,009, accrued compensation increased by $112,500 and accrued interest increased by $3,320. The loans to the company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest were made to date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital
	At	At	Increase/Decrease
	March 31,	December 31,
	2010	2009
Current Assets	$91,133	$115,309	$(24,176)
Current Liabilities	$394,929	$242,663	$152,266
Working Capital	$(303,796)	$(127,354)	$(176,442)

Cash Flows

		Three		Three
		Months		Months
		Ended		Ended
		March 31,		March 31,
		2010		2009
Net Cash (Used in) Operating Activities		$(164,764)		$(23,479)
Net Cash Provided By Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$162,032		$23,979
Increase in Cash		$(2,732)		$500

We had cash in the amount of $23,434 as of March 31, 2010 as compared to $26,166 as of December 31, 2009. We had a working capital deficit of $303,796 as of March 31, 2010. We anticipate continuing to earn revenues in the near future as a result of our launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009), and 4. Houston, Texas, during this most recent quarterly period.

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

Our principal sources of funds have been from sales of our common stock and loans from related parties.

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

As of March 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of March 31, 2010, our cash available was $23,434. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Item 4. [Removed and Reserved]

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

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

Exhibit	Description
Number
10.5	Employment agreement dated June 29, 2009 between our company and Mr. Kepler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010)

(21)	Subsidiaries of the Registrant

21.1	Ecologic Products, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

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

Dated: May 17, 2010