Form 10-Q
period 2010-06-30
Ecologic Transportation, Inc.
filed 2010-08-16
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

____________________________________
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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,930,318 common shares issued and outstanding as of August 13, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended June 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$33,782	$26,166
Accounts receivable	22,726	27,415
Prepaid expenses and other current assets	1,728	61,728

Total current assets	58,236	115,309

Fixed assets	600	-

Other assets	9,193	8,931

TOTAL ASSETS	$68,029	$124,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$203,968	$242,663
Due to related parties	376,805	-

Total current liabilities	580,773	242,663

Related party loans	340,849	94,049

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 23,712,824 and 22,662,824 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	23,713	22,663
Additional paid in capital	1,729,322	1,012,265
(Deficit) accumulated during the development stage	(2,606,628)	(1,247,400)

Total Stockholders' (Deficit)	(853,593)	(212,472)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$68,029	$124,240

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO JUNE 30, 2010
(Unaudited)

					Inception
	Three months ended		Six months ended		(December 16, 2008) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$109,577	$-	$189,299	$-	$223,878

Cost of sales	92,641	-	173,130	-	216,962

Gross profit (loss)	16,936	-	16,169	-	6,916

General and administrative expenses	724,593	213,055	1,375,445	234,034	2,613,611

Operating (loss)	(707,657)	(213,055)	(1,359,276)	(234,034)	(2,606,695)

Interest income	24	-	48	-	67

Net (loss)	$(707,633)	$(213,055)	$(1,359,228)	$(234,034)	$(2,606,628)

Weighted average common shares outstanding - basic and diluted	22,807,329	17,113,882	22,735,476	12,700,962

Net (loss) per common share - basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.02)

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO JUNE 30, 2010
(Unaudited)

			Inception
			(December 16,
			2008)
	June 30, 2010	June 30, 2009	to June 30, 2010
Cash flow from operating activities:
Net (loss)	$(1,359,228)	$(234,034)	$(2,606,628)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	778,107	37,271	1,255,624
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,689	-	(22,726)
(Increase) in other assets	(262)	(16,799)	(9,193)
Increase (decrease) in accounts payable and accrued expenses	(38,695)	5,623	159,884
Increase in due to related parties	376,805	-	376,805
Net cash (used in) operating activities	(238,584)	(207,939)	(846,234)

Cash flows from investing activities:
Cash used to purchase fixed assets	(600)	-	(600)
Cash received in reverse merger	-	-	10,448
Net cash (used in) provided by investing activities	(600)	-	9,848

Cash flows from financing activities:
Proceeds from related party loans	246,800	-	340,849
Contributed capital	-	-	710
Subscriptions received	-	-	6,049
Issuance of capital stock for cash	-	300,000	522,560
Net cash provided by financing activities	246,800	300,000	870,168

Increase in cash	7,616	92,061	33,782

Cash - beginning of period	26,166	-	-

Cash - end of period	$33,782	92,061	33,782

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities

Recapitalization for reverse acquisition	$-	$-	$(31,908)
Subscription receivable	$-	$-	$6,049

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010
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

The financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

The Company was incorporated in the State of Nevada on September 30, 2005. The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced, or, if its operations have commenced, there has been no significant revenues there from.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception, resulting in an accumulated deficit of $2,606,628. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share. The Company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Fair Value of Financial Instruments. ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010.

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

NOTE 3. DUE TO RELATED PARTIES

As at June 30, 2010, affiliates and related parties are due a total of $717,654 which is comprised of loans to the Company of $340,849, accrued compensation of $369,052, accrued interest of $7,753 and unpaid expenses of $5,592. For the period April 1, 2010 to June 30, 2010, loans to the Company increased by $94,800, accrued compensation increased by $117,000 and accrued interest increased by $2,811. During the six month period ended June 30, 2010, loans to the Company increased by $246,800, accrued compensation increased by $328,963 and accrued interest increased by $6,199. The loans to the Company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest have been made to date.

NOTE 4. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value.

On May 18, 2010 the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as operating expense for the period May 18, 2010 to June 30, 2010 and deferred compensation of $421,875 which will be amortized through May 18, 2012.

On May 20, 2010 the Company entered into a Memorandum of Understanding and Binding Effect (“Memorandum”) with Wakabayashi Fund, LLC (“Wakabayashi”) to cancel the agreement that the Company entered into with Wakabayishi on May 11, 2010 wherein Wakabayishi was to provide institutional market awareness and public relations services to the Company. Under the original agreement, the Company issued to Wakabayashi a retainer of 250,000 shares of the Company’s common stock (the “Shares”). Under the terms of the Memorandum, Wakabayishi agreed to return the Shares and the Company agreed to cancel the Shares and issue 50,000 new shares for consulting expense valued at $0.45 per share for a total of $22,500 to Wakabayishi (the “Replacement Shares”) As at June 30, 2010 the Company has recorded the cancellation and issuance as stated above.

As of June 30, 2010 the Company has 22,712,824 common shares issued and outstanding.

NOTE 5. WARRANTS AND OPTIONS

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five year at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vest on July 2, 2010 and 120,000 of which vest on July 2, 2011 and 195,000 were granted to four consultants, all of which vest on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were recorded on the books as prepaid expense of $15,600 as of June 30, 2010. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as at June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49% .

On October 1, 2009 the Company entered into a consulting agreement for services under which the Company issued 2,287,547 options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vest on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing the Black Scholes method of valuation at $983,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The amortization recorded by the Company for the three month period ended June 30, 2010 was $268,266 as a charge to income. The Company used the following assumptions in valuing the options: expected term 3.67 years, expected volatility 33%, risk-free interest rate of 2%, and dividend yield of 0%.

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

As of June 30, 2010 the Company has 90,250 warrants and 2,722,547 options issued and outstanding.

Outstanding Warrants

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250	1.16	$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price

Outstanding at December 31, 2009	90,250	$2.50
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at June 30, 2010	90,250	$2.50

Outstanding and Exercisable Options

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.5	$571,887	$0.25
$0.473	435,000	5.0	205,755	0.473
	2,722,547		$777,642	$0.362

	Number	Weighted
	of	Average
Options	Shares	Exercise
		Price

Outstanding at December 31, 2009	2,287,547	$0.25
Issued	435,000	0.473
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at June 30, 2010	2,722,547	$0.362

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to June 30, 2010, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as follows.

During the period July 1, 2010 to August 13, 2010 the Company increased its loan from related parties by $4,550; from a total of $340,849 at June 30, 2010 to $345,399 at August 13, 2010. The loan bears interest at the rate of 7% per annum, is unsecured and is payable within one year upon demand.

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement is for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of Five Thousand Dollars ($5,000) per month, payment of which is deferred until the Company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. The Company will reimburse KBC for service already rendered in the one-time amount of Twenty Five Thousand Dollars ($25,000).

On September 29, 2009 we executed a financial advisory and investment banking services agreement with North Sea Securities LP. Under this agreement, North Sea Securities advised Ecologic Transportation in structuring and executing transactions, acted as its placement agent for equity, and assisted it with a full range of corporate debt transactions for acquisitions and fleet financing. The agreement expired as specified in the terms of the agreement.

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

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we have agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic ShineTM, for a period of three years at certain of Park N Fly Inc.’s locations. We opened in Atlanta, Georgia on October 19, 2009. We opened in San Diego, California on November 16, 2009.

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

Results of Operations

Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010 which are included herein.

	Three		Three	Six Months		Six Months
	Months		Months	Ended		Ended	Inception
	Ended		Ended	June 30,		June 30,	(December 16,
	June 30,		June 30,	2010		2009	2008) to June 30,
	2010		2009				2010
Revenue	$109,577	$	Nil	$189,299	$	Nil	$223,878
General and Administrative	$724,593		$213,055	$1,375,445		$234,034	$2,613,611
Expenses
Net (Loss)	$(707,657)		$(21,3055)	$(1,359,228)		$(234,034)	$(2,606,628)

Revenue

We have recently commenced earning revenues as a result of launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009). The current plans are to grow the revenue base in these locations and then to expand into additional locations as capital permits.

General and Administrative Expenses

Operating expenses for the three months ended June 30, 2010, were comprised of $301,575 of consulting, $343,266 of amortization of stock compensation, and $79,752 of office, overhead and other general and administrative expenses.

Operating expenses for the three months ended June 30, 2009 were comprised of $175,500 of consulting, $12,859 of travel expenses and $24,696 of office, overhead and other general and administrative expenses.

Operating expenses for the six months ended June 30, 2010, were comprised of $526,563 of consulting, $686,532 of amortization of stock compensation, $41,339 of legal and accounting fees and $121,011 of office, overhead and other general and administrative expenses.

Operating expenses for the six months ended June 30, 2009 were comprised of $175,500 of consulting, $22,800 of rent expense, $12,859 of travel expenses and $22,875 of office, overhead and other general and administrative expenses.

We have recently commenced earning revenues as a result of launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009). The current plans are to grow the revenue base in these locations and then to expand into additional locations as capital permits. Our company had begun operations in Houston, Texas in March,2010 and closed the operation in June 2010 because of a lack of volume and poor economics due to seasonality retaining the ability to reopen at a future date.

As at June 30, 2010, affiliates and related parties are due a total of $717,654 which is comprised of loans to the Company of $340,849, accrued compensation of $369,052, accrued interest of $7,753 and unpaid expenses of $5,592. For the period April 1, 2010 to June 30, 2010, loans to the Company increased by $94,800, accrued compensation increased by $117,000 and accrued interest increased by $2,811. The loans to the Company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest were made to date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital

	At	At	Increase/Decrease
	June 30,	December 31,
	2010	2009
Current Assets	$58,236	$115,309	$(57,073)
Current Liabilities	$580,773	$242,663	$338,110
Working Capital	$(522,537)	$(127,354)	$(395,183)

Cash Flows

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Net Cash (Used in) Operating Activities	$(235,584)	$(207,939)
Net Cash Provided By Investing Activities	$(600)	$-
Net Cash Provided by Financing Activities	$246,800	$300,000
Increase in Cash	$7,616	$92,061

We had cash in the amount of $33,782 as of June 30, 2010 as compared to $26,166 as of December 31, 2009. We had a working capital deficit of $522,537 as of June 30, 2010. We anticipate continuing to earn revenues as a result of our launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009).

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

As of June 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of June 30, 2010, our cash available was $33,782. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On June 25, 2010 Dr. Bernhard F. J. Steiner, a director of the Company, passed away.

On August 16, 2010 appointed Dr. Martin A. Blake DBA, MBA, BSc to its Board of Directors. Dr. Blake currently serves as the Head of Corporate Social Responsibility, Sustainability and Social Policy for the Royal Mail Group plc, the postal service company for the United Kingdom.

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

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Kepler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.10*	Advisory Agreement For Executive Services Of Norman A. Kunin dated as of January 1, 2010.

10.11*	Independent Consulting Agreement between our company and Prominence Capital, LLC effective as of April 5, 2010.

(21)	Subsidiaries of the Registrant

21.1	Ecologic Products, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: August 16, 2010	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )