Form 10-Q
period 2010-09-30
Ecologic Transportation, Inc.
filed 2010-11-15
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to ____________

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,712,824 common shares issued and outstanding as of November 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31, 2009
	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$29,073	$26,166
Accounts receivable	29,547	27,415
Prepaid expenses and other current assets	1,728	61,728

Total current assets	60,348	115,309

Fixed assets	600	-

Other assets	9,193	8,931

TOTAL ASSETS	$70,141	$124,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$311,305	$242,663
Due to related parties	29,652	-

Total current liabilities	340,957	242,663

Related party loans	859,454	94,049

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 23,712,824 and 22,662,824 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	23,713	22,663
Additional paid in capital	2,015,178	1,012,265
(Deficit) accumulated during the development stage	(3,169,161)	(1,247,400)

Total stockholders' (deficit)	(1,130,270)	(212,472)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$70,141	$124,240

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

					Inception
	Three months ended		Nine months ended		(December 16, 2008)
					to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Revenue	$107,496	$-	$296,654	$-	$331,233
Cost of sales	107,596	-	291,791	-	335,623
Gross profit (loss)	(100)	-	4,863	-	(4,390)
General and administrative expenses	559,382	230,386	1,926,690	533,880	3,164,856
Operating (loss)	(559,482)	(230,386)	(1,921,827)	(533,880)	(3,169,246)
Interest income	17	-	66	-	85
Net (loss)	$(559,465)	$(230,386)	$(1,921,761)	$(533,880)	$(3,169,161)
Weighted average common shares outstanding - basic and diluted	23,712,824	23,120,427	23,207,329	16,122,021
Net (loss) per common share - basic and diluted	$(0.02)	$(0.01)	$(0.08)	$(0.03)

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

			Inception
			(December 16,
			2008)
	September	September	to September 30,
	30, 2010	30, 2009	2010
Cash flow from operating activities:
Net (loss)	$(1,921,761)	$(533,880)	$(3,169,161)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock issued for compensation	1,063,963	224,250	1,541,480
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,132)	-	(29,547)
(Increase) in other assets	(262)	(92,500)	(9,193)
Increase in accounts payable and accrued expenses	68,642	19,585	267,221
Increase in due to related parties	499,152	-	499,152
Net cash (used in) operating activities	(292,398)	(382,545)	(900,048)

Cash flows from investing activities:
Cash used to purchase fixed assets	(600)	-	(600)
Cash received in reverse merger	-	10,448	10,448
Net cash (used in) provided by investing activities	(600)	10,448	9,848

Cash flows from financing activities:
Issuance of common stock for cash	-	309,560	522,560
Cash received for subscription receivable	-	6,049	6,049
Contributed capital	-	-	710
Proceeds from related party loans	295,905	99,773	389,954
Net cash provided by financing activities	295,905	415,382	919,273

Increase in cash	2,907	43,285	29,073

Cash - beginning of period	26,166	-	-

Cash - end of period	$29,073	43,285	29,073

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities

Recapitalization for reverse acquisition	$-	$(49,467)	$(31,908)
Subscription receivable	$-	$-	$6,049
Conversion of related party payable to note payable	$469,500	$-	$469,500

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September30, 2010
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception, resulting in an accumulated deficit of $3,169,161. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments . ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010.

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

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. The

ASU was adopted during the period ended September 30, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3. DUE TO RELATED PARTIES

As at September 30, 2010, affiliates and related parties are due a total of $889,106, which is comprised of loans to the Company of $859,454, accrued interest of $17,608 and unpaid expenses of $12,044. During the nine month period ended September 30, 2010, loans to the Company increased by $765,405 and accrued interest increased by $16,054.

The Company’s $765,405 increase in loans is comprised of an increase in already outstanding loans from Huntington Chase, Ltd. by $295,905. The remaining portion was a conversion of accrued compensation to notes payable. On September 30, 2010 the Company issued a $297,000 promissory note to R.I. Heller & Co. LLC and a $172,500 promissory note to Huntington Chase, Ltd. (the “Related Party Creditors”).  The promissory notes represent accrued compensation owed to the Related Party Creditors.

 All outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the Related Party Creditors.  No payments of principal or interest have been made to date.

NOTE 4. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value.

On May 18, 2010, the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as stock compensation expense for the period May 18, 2010 to June 30, 2010 and deferred compensation of $421,875 which will be amortized through May 18, 2012. For the period July 1, 2010 to September 30, 2010 the Company recorded $56,250 as stock compensation expense, reducing deferred compensation to $365,625 as at September 30, 2010.

On May 20, 2010 the Company entered into a Memorandum of Understanding and Binding Effect (“Memorandum”) with Wakabayashi Fund, LLC (“Wakabayashi”) to cancel the agreement that the Company entered into with Wakabayishi on May 11, 2010 wherein Wakabayishi was to provide institutional market awareness and public relations services to the Company. Under the original agreement, the Company issued to Wakabayashi a retainer of 250,000 shares of the Company’s common stock (the “Shares”). Under the terms of the Memorandum, Wakabayishi agreed to return the Shares and the Company agreed to cancel the Shares and issue 50,000 new shares valued at $0.45 per share for a total of $22,500 of stock compensation expense to Wakabayishi (the “Replacement Shares”). As at September 30, 2010 the Company has recorded the cancellation and issuance as stated above.

As of September 30, 2010 the Company has 23,712,824 common shares issued and outstanding. NOTE 5. COMMITMENTS

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

NOTE 6. WARRANTS AND OPTIONS

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five year at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vest on July 2, 2010 and 120,000 of which vest on July 2, 2011 and 195,000 were granted to four consultants, all of which vested on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were recorded on the books as deferred compensation of $15,600 as of June 30, 2010. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as at June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49% .

On October 1, 2009 the Company entered into a consulting agreement for services under which the Company issued 2,287,547 options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vested on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing the Black Scholes method of valuation at $983,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The amortization recorded by the Company for the three month period ended September 30, 2010 was $184,604 as a charge to income. The Company used the following assumptions in valuing the options: expected term 3.67 years, expected volatility 33%, risk-free interest rate of 2%, and dividend yield of 0%.

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

As of September 30, 2010 the Company has 90,250 warrants and 2,722,547 options issued and outstanding.

Outstanding Warrants
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250	1.00	$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price

Outstanding at December 31, 2009	90,250	$2.50
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at September 30, 2010	90,250	$2.50

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.1	$571,887	$0.25
$0.473	435,000	4.75	205,755	0.473
	2,722,547		$777,642	$0.286

	Number	Weighted
	of	Average
Options	Shares	Exercise
		Price

Outstanding at December 31, 2009	2,287,547	$0.25
Issued	435,000	0.473
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at September 30, 2010	2,722,547	$0.286

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to September 30, 2010, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Following the completion of the acquisition of Ecologic Sciences, Inc., we became a development stage company with plans to be engaged in the rental of environmentally friendly hybrid electric and low-emission vehicles to the public.

Pursuant to the terms of the Agreement and Plan of Merger, as amended:

  effective June 11 2009, we effected a 2 old for 1 new reverse stock split of our issued and outstanding common stock. As a result, our authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,510,000 shares of common stock;

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

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we have agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic ShineTM, for a period of three years at certain of Park N Fly Inc.’s locations. We opened in Atlanta, Georgia on October 19, 2009, in San Diego, California on November 16, 2009 and in Los Angeles, California on November 16, 2009.

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

On July 1, 2010 our company entered into an advisory agreement for executive services of Norman A. Kunin with Kunin Business Consulting, a division of Ace Investors, LLC. The advisory agreement is for the non-exclusive services of Norman A. Kunin to serve as chief financial officer of our company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of $5,000 per month, payment of which is deferred until our company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. Our company will reimburse Kunin Business Consulting for services already rendered in the one-time amount of $25,000.

On May 18, 2010 our company entered into an independent consulting agreement with Prominence Capital, LLC to represent our company in investor communications and public relations for a term of 2 years commencing May 18, 2010. As remuneration for the services of Prominence, our company issued to Prominence 1,000,000 restricted common shares of our company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. We recorded $28,125 as operating expense for the period May 18, 2010 to June 30, 2010 and deferred compensation of $421,875 which will be amortized through May 18, 2012.

On September 30, 2010 the company issued a $297,000 promissory note to R.I. Heller & Co. LLC and a $172,500 promissory note to Huntington Chase, Ltd. The promissory notes represent accrued compensation owed to the R. I. Heller & Co. LLC and Huntington Chase, Ltd. The promissory notes bear interest at the rate of 7% per annum and are due and payable within one year of receipt of written demand by the R. I. Heller & Co. LLC and Huntington Chase, Ltd.

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

Results of Operations

Three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010 which are included herein.

	Three		Three	Nine Months		Nine Months
	Months		Months	Ended		Ended	Inception
	Ended		Ended	September 30,		September 30,	(December 16,
	September 30,		September 30,	2010		2009	2008) to,
	2010		2009				September 30 ,2010
Revenue	$107,496	$	Nil	$296,654	$	Nil	$331233
General and Administrative Expenses	$559,382		$230,386	$1,926,690		$533,880	$3,164,856
Net (Loss)	$(559,465)		$(230,386)	$(1,921,761)		$(533,880)	$(3,169,161

Revenue

We continue to earn revenues as a result of launching Ecologic ShineTM in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009). The current plans are to continue to grow the revenue base in these locations and then to expand into additional locations as capital permits.

General and Administrative Expenses

Operating expenses for the three months ended September 30, 2010, were comprised of $212,500 of consulting, $285,856 of amortization of stock compensation, and $61,026 of office, overhead and other general and administrative expenses.

Operating expenses for the three months ended September 30, 2009 were comprised of $117,500 of consulting, $45,000 of amortization of stock compensation, and $67,886 of office, overhead and other general and administrative expenses.

Operating expenses for the nine months ended September 30, 2010, were comprised of $606,538 of consulting, $1,063,963 of stock compensation expense, $99,633 of legal and accounting fees and $156,556 of office, overhead and other general and administrative expenses.

Operating expenses for the nine months ended September 30, 2009 were comprised of $238,150 of consulting, $103,750 of amortization of stock compensation, and $191,980 of office, overhead and other general and administrative expenses.

Amortization of stock compensation for the three and nine month periods ended September 30, 2010 were in connection with various agreements entered into for services which have been articulated in the appropriate filings of the company.

We have recently commenced earning revenues as a result of launching Ecologic ShineTM in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009). The current plans are to grow the revenue base in these locations and then to expand into additional locations as capital permits. Our company had begun operations in Houston, Texas in March 2010 and closed the operation in June 2010 because of a lack of volume and poor economics due to seasonality retaining the ability to reopen at a future date.

As at September 30, 2010, affiliates and related parties are due a total of $889,106 which is comprised of loans to the Company of $389,954, accrued compensation evidenced by promissory notes of $469,500, accrued interest of $17,608 and unpaid expenses of $12,044. For the period July 1, 2010 to September 30, 2010, loans to the Company increased by $56,105, accrued compensation increased by $150,000 and accrued interest increased by $9,855. The loans to the Company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest were made to date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resource

Working Capital
	At	At	Increase/Decrease
	September 30,	December 31,
	2010	2009
Current Assets	$60,348	$115,309	$(54,961)
Current Liabilities	$340,957	$242,663	$98,294
Working Capital	$(280,609)	$(127,354)	$(153,255)

Cash Flows

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Net Cash (Used in) Operating Activities	$(292,398)	$(382,545)
Net Cash (Used in) Provided By Investing Activities	$(600)	$10,448
Net Cash Provided by Financing Activities	$295,905	$415,382
Increase in Cash	$2,907	$43,285

We had cash in the amount of $29,073 as of September 30, 2010 as compared to $26,166 as of December 31, 2009. We had a working capital deficit of $280,609 as of September 30, 2010.

We anticipate continuing to earn revenues as a result of our launching Ecologic ShineTM in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009).

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception, resulting in an accumulated deficit of $3,169,161. Further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Estimates

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

Fair Value of Financial Instruments

ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010.

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

Stock Based Compensation

The company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of September 30, 2010, our cash available was $29,073. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Our success will depend on our assembled senior management team.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On June 25, 2010 Dr. Bernhard F. J. Steiner, a director of our company, passed away.

On August 16, 2010 we appointed Dr. Martin A. Blake DBA, MBA, BSc as a director of our company.

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

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Keppler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 2, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.10	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.11

Independent Consulting Agreement between our company and Prominence Capital, LLC effective as of April 5, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

Exhibit	Description
Number
(21)	Subsidiaries of the Registrant
21.1	Ecologic Products, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.

(31)	Section 302 Certifications
31.1*	Section 302 Certification of William N. Plamondon III
31.2*	Section 302 Certification of Norman A. Kunin

(32)	Section 906 Certifications
32.1*	Section 906 Certification of William N. Plamondon III
32.2*	Section 906 Certification of Norman A. Kunin

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: November 15, 2010	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer and Director
(Principal Executive Officer)

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: November 15, 2010	/s/ Norman A. Kunin
Norman A. Kunin
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer)