Form 10-K
period 2010-12-31
Ecologic Transportation, Inc.
filed 2011-03-31
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2010 (was $6,186,074 based on a closing price of $0.45 for the Common Stock on June 29 2010 the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

23,812,824 Common Shares issued and outstanding as of March 31, 2011.

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

We have held discussions with auto manufacturers such as Volkswagen, Toyota and Nissan about coupling green marketing initiatives with fleet sale programs. In addition, we have held discussions with a U.S. based electric automobile manufacturer regarding possible acquisition of their new line of electric vehicles.

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

We have launched Ecologic Shine in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and in this regard Park ‘N Fly has launched an initial test market and we currently have operations in Atlanta, San Diego and Los Angeles with encouraging results, however no new locations have been established as at December 31, 2010.

The commercialization of the Ecologic Shine products and services are:

  Good for the environment
  Good for the customer
  Good for the vehicle
  Good for the bottom line

Ecologic Systems

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
  Distribution: Internet Domestic & International.

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

Facilities

Our corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401.

Employees

As of December 31, 2010 we had 35 full and part-time employees in addition to our directors and executive officers. Currently, we have 34 full and part-time employees. Over the next twelve months, we intend to significantly increase the number of our employees.

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

Dependence on a Few or Major Customers

The company is currently dependent upon a major customer. The major customer for the car cleaning services is Park ‘N Fly, an off airport parking company. In 2010, 100% of sales were attributable to Park 'N Fly. At December 31, 2010, 100% of accounts receivable were due from Park 'N Fly.

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

The Company has filed a trademark application with the US office of Trademarks to trademark the name “Ecologic Transportation, Inc.” and the following logo for our company:

On August 17, 2010 the United States Patent and Trademark Office registered a Service Mark consisting of the words Ecologic Shine as illustrated below.

Seasonality

There is seasonality only in the car rental sector of our company. The car rental industry tends to be seasonal. The third quarter, during the peak summer months of July and August, has traditionally been the strongest quarter of the year in terms of numbers of rentals and rental rates.

Research and Development

Our company has not spent any funds on research and development since inception (December 16, 2008).

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

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov .

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

Currently, we have limited operating capital. As of December 31, 2010, our cash available was $21,579. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

In the United States, our common shares are traded on the Over-the-Counter Bulletin Board under the symbol “EGCT.” The following quotations obtained from Stock Watch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low prices of our common shares for the periods indicated below are as follows:

Quarter Ended (1)	High	Low
December 31, 2010	$0.52	$0.07
September 30, 2010	$0.53	$0.31
June 30, 2010	$0.85	$0.31
March 31, 2010	$1.07	$0.56
December 31, 2009	$2.00	$0.66
September 30, 2009	$3.10	$1.85
June 30, 2009	No trades	No trades
March 31, 2009	No trades	No trades
Quarter Ended (1)	High	Low

(1) Our common shares were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol “USRI”. On June 11, 2009 our trading symbol changed to EGCT. There has been intermittent trading of shares of our common stock since we were approved for quotation.

Our common shares are issued in registered form. Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL, 33701(Telephone 727.289.0010, Facsimile 727.289.0069) is the registrar and transfer agent for our common shares. . On, March 31, 2011 the shareholders' list of our common shares pursuant to Island Stock Transfer showed 83 registered shareholders and 23,662,824 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list of 23,662,824 does not include (i) 50,000 shares that have not yet been issued but recorded by the Company to Audio Eye, Inc. pursuant to a consulting agreement dated May 15, 2009; and (ii) 100,000 shares that have not yet been issued but recorded by the Company to Richard Keppler pursuant to an employment agreement providing for 100,000 shares, 25,000 shares at signing and 12,500 shares per quarter until the end of his two year contract. Pursuant to his employment agreement, Mr. Keppler was to have been issued 87,500 shares as at December 31, 2010 out of the total due of 100,000 shares. Mr. Keppler is currently employed by the Company and the Company intends to issue Mr. Keppler the shares pursuant to his employment agreement.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 16, 2008. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five years at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vest on July 2, 2010 and 120,000 of which vest on July 2, 2011 and 195,000 were granted to four consultants, all of which vested on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were recorded on the books as deferred compensation of $15,600 as of June 30, 2010. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as at June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49%.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2009 and 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

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

Results of Operations	Year Ended December 31
	2010	2009
Revenue	$386,708 $	34,579
Cost of Sales	368,413	43,832
Gross profit (loss)	18,295	(9,253)
General and Administrative expenses	2,547,511	1,237,456
Operating (loss)	(2,529,216)	(1,246,709)
Interest income	81	19
Net (loss)	$(2,529,135)	$(1,246,690)

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine, a device and system for near waterless car cleaning that delivers cleaning comparable to normal washing without using any harmful chemicals.

We have launched Ecologic Shine in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and in this regard Park ‘N Fly has launched an initial test market and we currently have operations in Atlanta, San Diego and Los Ang eles with encouraging results, however no new locations have been established as at December 31, 2010. An additional location was opened in Houston on March 24, 2010 and having not met expectations was subsequently closed on June 30, 2010 upon mutual agreement by Park ‘N Fly and the Company

The commercialization of the Ecologic Shine products and services are:

  Good for the environment
  Good for the customer
  Good for the vehicle
  Good for the bottom line

Revenue

For the year 2010, revenue in the amount of $386,708 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the year 2009, revenue in the amount of $34,579 consisted of limited levels of car washing services beginning in October 2009 in Atlanta, San Diego and Los Angeles, our initial cities oftest market operations. As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the year 2010, cost of sales in the amount of $368,413 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. For the year 2009, cost of sales in the amount of $43,832 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An audit of the workers compensation insurance resulted in a reduction of the deposit premium and reduced cost of sales accordingly. Increased sales activity at the car washing in the year 2010 sites resulted in an increased cost of sales. The increase in revenue and reduction in workers compensation insurance expense resulted in a gross profit in the year 2010 of $18,295 compared to a gross loss of ($9,253) in the year 2009.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were $2,547,511 as compared to $1,237,456 for the year ended December 31, 2009. General and administrative expenses for both 2009 and 2010 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Significant increases in general and administrative expenses in the year 2010 over 2009 were attributable to the following items:
(i) an increase in accounting and professional fees of $67,794 due primarily to a $10,834 increase in our auditors fees, a $59,000 financial consulting fee for services that commenced on July 1, 2010, a $15,655 decrease in legal fees and an increase of $2,090 in fees to various other accounting consultants;
(ii) an increase in management consulting fees of $313,488 due primarily to $235,000 increases in accrued executive management fees which commenced May 1, 2009, therefore including twelve months of expense in 2010 and only eight months of expense in 2009;
(iii) an increase in amortization of stock options of $683,486, primarily due to amortizing stock options to three consultants all of which commenced in 2009 and included only a portion of the expense in that year; and
(iv) an increase in other outside services of $92,500, including an increase of $80,000 to a consultant which commenced on December 1, 2009; and
(v) an increase in capital market expenses of $75,000 attributable to a fee to a financial advisory consultant.

General and Administrative Expenses

	Year Ended	Year Ended
	December	December
	2010	2009	Variances

Legal, accounting and professional fees	$132,266	$64,472	$67,794
Liability and workers compensation insurance	10,263	9,067	1,196
Office supplies and miscellaneous expenses	59,892	31,000	28,892
Management consulting services	758,488	445,000	313,488
Value of stock option grants	40,950	-	40,950
Investor relations services	60,000	149,751	(89,751)
Amortization of stock options related to consulting services	951,763	268,267	683,496
Other outside services	155,000	62,500	92,500
Publicity expense	90,000	82,481	7,519
Rent expense	93,800	56,400	37,400
Travel, entertainment and promotion	51,406	64,250	(12,844)
Capital market expense	75,000	-	75,000
Bad debts	7,993	-	7,993
Related party interest expense	49,731	1,554	48,177
Payroll taxes and employee benefits	10,959	2,714	8,245

Total	$2,547,511	$1,237,456	$1,279,055

Liquidity and Capital Resources

Working Capital

	At December	At December
	31,	31,	Increase/
	2010	2009	(Decrease)
Current Assets	$36,138	$115,309	$(79,171)
Current Liabilities	526,687	242,663	284,024
Working Capital (Deficit)	$(490,549)	$(127,354)	$363,195

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Net Cash (Used in) Operating Activities	$(564,522)	$(606,940)
Net Cash Provided by Investing Activities	(600)	10,448
Net Cash Provided by Financing Activities	560,535	622,658
Increase (Decrease) in Cash	$(4,587)	$26,166

We had cash in the amount of $21,579 as of December 31, 2010 as compared to $26,166 as of December 31, 2009. We had a working capital deficit of $490,549 as of December 31, 2010.

At December 31, 2010, the balance of loans made to our company by affiliates was $1,124,084, including accrued interest of $54,285. The loans bear interest at the rate of 7% per annum, are unsecured and are payable one year from demand.

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

The Company is in negotiation with several financing sources for up to $2,000,000 in working capital, however there is no assurance that these negotiations will prove fruitful or that any financing will result from them.

On September 29, 2009, we executed a financial advisory and investment banking services agreement with North Sea Securities LP. Under this agreement, North Sea Securities was to advise Ecologic Transportation in structuring and executing transactions, act as its placement agent for equity, and assist it with a full range of corporate debt transactions for acquisitions and fleet financing. Both parties agreed that it was no longer in the best interest of the Company to continue the relationship and as at December 31, 2010 the Agreement was terminated.

On November 23, 2010, we executed an agreement with BMO Capital Markets (“BMO”) retaining BMO to act, on an exclusive basis, (with the exception of up to a $2 million private equity placement which we presently seek and reserve the right to continue to seek), as sole financial advisor and sole placement agent in connection with a possible private placement of equity or debt securities on a best efforts basis and subject to BMO’s satisfactory completion of its due diligence investigation. The Company has paid a non-refundable retainer to BMO in the amount of $75,000 which would be credited against financing fees to BMO upon a successful closing of a financing. There is no assurance that a financing of any kind will be successful.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Personnel

As of December 31, 2010, we had 35 full and part-time employees in addition to our directors and executive officers. Currently, we have 34 full and part-time time employees at our airport car cleaning locations in addition to our directors and executive officers. Over the next twelve months, we intend to significantly increase the number of our employees.

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

Per Share Amounts

Our company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of our company's stock options and warrants.

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2010:

     Fair Value Measurements: – Accounting Standards Update (“ASU”) No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

     Consolidations: – ASU No. 2009-17 revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

     Embedded Derivatives: – ASU No. 2010-11 clarified that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU was adopted during the period ended September 30, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates:

     The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

     ASU No. 2010-13 was issued in April 2010, and clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

     ASU 2010-29 was issued in December 2010, and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

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

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, for the period from Inception (December 16, 2008) to December 31, 2010

Consolidated Statements of Changes in Stockholders' (deficit) for the period from inception (December 16, 2008) to December 31, 2010.

Statement of Cash Flows for the Years Ended December 31, 2009 and 2010 and for the period December 16, 2008 (Inception) to December 31, 2010

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Ecologic Transportation, Inc.

We have audited the accompanying consolidated balance sheets of Ecologic Transportation, Inc.( a development stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period from inception (December 16, 2008) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecologic Transportation, Inc. as of December 31, 2010 and 2009, the results of its consolidated operations and its consolidated cash flows for the years then ended, and the period from inception (December 16, 2008) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
March 31, 2011

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$21,579	$26,166
Accounts receivable, net	8,607	27,415
Prepaid expenses and other current assets	5,952	61,728

Total Current Assets	36,138	115,309

Other Assets	9,239	8,931

TOTAL ASSETS	$45,377	$124,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$466,128	$242,663
Due to related parties	60,559	-

Total Current Liabilities	526,687	242,663

Related party loans	1,124,084	94,049

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 23,812,824 and 22,662,824 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	23,813	22,663
Additional paid in capital	2,147,328	1,012,265
(Deficit) accumulated during the development stage	(3,776,535)	(1,247,400)

Total Stockholders' (Deficit)	(1,605,394)	(212,472)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$45,377	$124,240

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD DECEMBER 16, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

				Inception
				(December 16, 2008)
	December 31,	December 31,		to December 31,
	2010	2009		2010
Revenue	$386,708	$34,579 $		421,287

Cost of sales	368,413	43,832		412,245

Gross profit (loss)	18,295	(9,253)		9,042

General and administrative expenses	2,547,511	1,237,456		3,785,677

Operating (loss)	(2,529,216)	(1,246,709)		(3,776,635)

Interest income	81	19		100

Net (loss)	$(2,529,135)	$(1,246,690	) $	(3,776,535)

Weighted average common shares outstanding - basic and diluted	23,334,742	18,054,100

Net (loss) per common share - basic and diluted	$(0.10)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2010

					(DEFICIT)
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL

Balance, December 16, 2008 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for subscription receivable	6,048,741	6,049	-	(6,049)	-	-

Contributed capital	-	-	710	-	-	710

Net loss					(710)	(710)

Balance, December 31, 2008	6,048,741	6,049	710	(6,049)	(710)	-

Cash paid to satisfy subscription receivable	-	-	-	6,049	-	6,049

Issuance of common stock for investor relations, web site design and radio operations services at $0.24 to $1.80 per share	750,000	750	119,750	-	-	120,500

Issuance of common stock for cash at $0.001 to $0.25 per share	11,612,745	11,613	510,947	-	-	522,560

Eliminate Ecologic Sciences, Inc. stock	(17,559,486)	(17,559)	17,559	-	-	-

Accounting for shares in USR in reverse acquisition	7,520,834	7,521	(7,521)	-	-	-

Recapitalization for reverse acquisition	17,559,486	17,559	(49,467)	-	-	(31,908)

Stock cancellations	(3,269,496)	(3,269)	3,269	-	-	-

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2010
(continued)

					(DEFICIT)
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE		TOTAL
Options issued for consulting	-	-	268,267	-	-		268,267

Amortization of deferred compensation	-	-	148,750	-	-		148,750

Net loss	-	-	-	-	(1,246,690)		(1,246,690)

Balance, December 31, 2009	22,662,824	22,663	1,012,265	-	(1,247,400)		(212,472)

Common stock issued for services	1,150,000	1,150	80,475				81,625

Options issued for consulting			25,350				25,350

Options issued to directors			15,600				15,600

Amortization of deferred compensation			1,013,638				1,013,638

Net loss					(2,529,135)		(2,529,135)

Balance, December 31, 2010	23,812,824 $	23,813 $	2,147,328 $	- $	(3,776,535	) $	(1,605,394)

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2010

			Inception
			(December 16,
			2008)
			to December 31,
	December 31, 2010	December 31, 2009	2010
Cash flow from operating activities:
Net (loss)	$(2,529,135)	$(1,246,690)	$(3,776,535)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock and options issued for compensation	1,196,213	477,517	1,673,730
Expenses converted to related party loans	469,500		469,500
Provision for uncollectable accounts	(7,993)	-	(7,993)
Depreciation	600	-	600
Changes in operating assets and liabilities:
(Increase) decrease in accounts
receivable	26,801	(27,415)	(614)
(Increase) decrease in other assets	(4,532)	(8,931)	(13,463)
Increase in accounts payable and accrued
expenses	223,465	198,570	422,044
Increase in due to related parties	60,559		60,559
Net cash (used in) operating activities	(564,522)	(606,940)	(1,172,172)

Cash flows from investing activities:
Cash used in purchase of fixed assets	(600)	-	(600)
Cash received in reverse merger	-	10,448	10,448
Net cash provided by (used in) investing activities	(600)	10,448	9,848

Cash flows from financing activities:
Proceeds from related party loans	575,535	94,049	669,584
Payments to related party loans	(15,000)	-	(15,000)
Contributed capital	-	-	710
Subscriptions received	-	6,049	6,049
Issuance of capital stock for cash	-	522,560	522,560
Net cash provided by financing activities	560,535	622,658	1,183,903

Increase (decrease) in cash	(4,587)	26,166	21,579

Cash - beginning of period	26,166	-	-

Cash - end of period	21,579	26,166	21,579

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash investing and financing activities

Recapitalization for reverse acquisition	$-	$(31,908)	$(31,908)
Conversion of related party payable to note payable	$469,500	$-	$469,500
Subscription receivable	$-	$-	$6,049

The accompanying notes are an integral part of these consolidated financial statements

     ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $3,776,535 since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had $7,993 in allowance for doubtful accounts at December 31, 2010 and zero at December 31, 2009.

Per Share Amounts: Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants

Income Taxes: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization. Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed. Management evaluated the Company’s tax positions under FASB ASC No. 740 “Uncertain Tax Positions,” and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial statements to comply with the provisions of this guidance.

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

Fair Value of Financial Instruments: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2010:

     Fair Value Measurements: – Accounting Standards Update (“ASU”) No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy;

adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

     Consolidations: – ASU No. 2009-17 revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

     Embedded Derivatives: – ASU No. 2010-11 clarified that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU was adopted during the period ended September 30, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates:

     The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

     ASU No. 2010-13 was issued in April 2010, and clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

     ASU 2010-29 was issued in December 2010, and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

     There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. PREPAID EXPENSES

The prepaid expenses of $5,952 as of December 31, 2010 consists primarily of prepaid workers compensation insurance and $60,000 as of December 31, 2009 represents the prepaid portion of workers compensation insurance and the prepaid portion of a fee, pursuant to a consulting agreement between the Company and Capital Group Communications, Inc., for its services to assist the Company in its efforts to gain greater recognition and awareness among relevant investors in the public capital market. The total fee, which was paid through the issuance of 500,000 shares of restricted common stock of the Company valued at $120,000, was amortized ratably over the twelve month period commencing July 1, 2009 through June 30, 2010.

NOTE 4. RELATED PARTY LOANS

As at December 31, 2010, affiliates and related parties are due a total of $1,184,643, which is comprised of loans to the Company of $1,069,799, accrued interest of $54,285 and unpaid expenses of $60,559. During the year ended December 31, 2010, loans to the Company increased by $975,750 and accrued interest increased by $54,285.

The Company’s $975,750 increase in loans is comprised of an increase in already outstanding loans from Huntington Chase, Ltd. by a total of $290,250. This consisted of $305,250 in proceeds and $15,000 in payments. The remaining portion was a conversion of accrued compensation to notes payable. During 2010 the Company issued a $425,000 promissory note to R.I. Heller & Co. LLC and a $232,500 promissory note to Huntington Chase, Ltd. (the Related Party Creditors”). The promissory notes represent accrued compensation owed to the Related Party Creditors. During 2010 the Company issued notes to OFS Capital Group in total of $28,000.

All outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

Accrued interest at December 31, 2010 was $54,285.

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

During April 2009 the Company issued 100,000 common shares for web site design services valued at $180,000 of which $80,000 is deferred at December 31, 2010.

During May 2009 the Company issued 50,000 common shares for web site design services valued at $90,000 of which $41,250 is deferred at December 31, 2010.

During June 2009 the Company issued 100,000 common shares for radio operations services valued at $180,000 which was fully expensed during 2009 and 2010.

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

During May 2010 the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $450,000 of which $309,375 is deferred at December 31, 2010.

On May 20, 2010 the Company entered into a Memorandum of Understanding and Binding Effect (“Memorandum”) with Wakabayashi Fund, LLC (“Wakabayashi”) to cancel the agreement that the Company entered into with Wakabayishi on May 11, 2010 wherein Wakabayishi was to provide institutional market awareness and public relations services to the Company. Under the original agreement, the Company issued to Wakabayashi a retainer of 250,000 shares of the Company’s common stock (the “Shares”). Under the terms of the Memorandum, Wakabayishi agreed to return the Shares and the Company agreed to cancel the Shares and issue 50,000 new shares valued at $0.45 per share for a total of $22,500 of stock compensation expense to Wakabayishi (the “Replacement Shares”). As of December 31, 2010 the Company has recorded the cancellation and issuance as stated above.

During September 2010, the Company issued 100,000 shares for services valued at $31,000.

As at December 31, 2010 the Company has 23,812,824 common shares issued and outstanding.

NOTE 6. WARRANTS AND OPTIONS

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five years at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vest on July 2, 2010 and 120,000 of which vest on July 2, 2011 and 195,000 were granted to four consultants, all of which vest on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were recorded on the books as prepaid expense of $15,600 as of June 30, 2010. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as at June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49% .

On October 1, 2009 the Company entered into a consulting agreement for services under which the Company issued 2,287,547 options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vested on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing The Black Scholes Valuation at $989,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The full amount was amortized during 2009 and 2010. Assumptions used in valuing the options: expected term is 3.67 years, expected volatility is 0.33, risk-free interest rate is 2.00%, and dividend yield is 0.00% .

In conjunction with the reverse acquisition in July 2009, ETI assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

As at December 31, 2010 the Company has 90,250 Warrants and 2,287,547 Options issued and outstanding.

	Outstanding and Exercisable Warrants
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250.75		$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price
Outstanding at Inception (December 16, 2008)	-	-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2008	-	$-
Issued	92,250	2.50
Exercised	-	-
Expired / Cancelled
Outstanding at December 31, 2009	90,250	$2.50
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2010	90,250	2.50

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	2.67	$571,887	$0.25
$0.473	435,000	4.50	$205,755	$0.47
	2,722.547		$777,642	$0.28

	Number	Weighted
	of	Average
Options	Shares	Exercise
Price
Outstanding at Inception (December 16, 2008)	-	$-
Issued	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2008	-	-
Issued October 1, 2009	2,287,547	0.25
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2009	2,287,547	0.25
Issued	435,000	0.47
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2010	2,722,547	$0.32

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with William N. Plamondon III, Chief Executive Officer. The employment agreement calls for Mr. Plamondon to be paid $35,000 per month for a period of three years. The employment agreement provides for standard health benefits.

Huntington Chase, Ltd., a Nevada corporation wherein Edward W. Withrow, III, Ecologic Transportation’s Chairman owns a majority control, signed a consulting agreement with the Company on October 12, 2009. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions to the Company. The consulting agreement provides that Huntington Chase, Ltd. be paid $15,000 per month for a period of three years.

The Company has an employment agreement with Richard Keppler on July 9, 2009 to create, produce and perform an online radio show entitled Ecologic Radio. The employment agreement has a term of two years and calls for Mr. Keppler to be paid $3,000 per month for the initial six months and then reverts to $5,000 per month for the remaining 18 months The employment agreement also provides for Mr. Keppler to receive, as additional compensation, 100,000 shares of the Company’s common stock; 25,000 shares at signing and 12,500 shares per quarter until the end of his two year agreement. Pursuant to his employment agreement, Mr. Keppler was to have been issued 87,500 shares as at December 31, 2010 out of the total due of 100,000 shares. Mr. Keppler is currently employed by the Company and the Company intends to issue Mr. Keppler the shares pursuant to his employment agreement.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to perform the following services; strategic business consulting, capital raising activities, strategic partnership in both the private and public sector, merger and acquisition advisory and corporate communications strategy. The economics of the agreement are as follows; an engagement fee of 15,625 pound sterling (USD$23,437) was to be paid upon signing. The Company negotiated to pay 7,812.50 pound sterling (USD$12,481) upon signing and the remaining 7,812.50 pounds sterling after the Company raises a minimum of $1,000,000. The agreement provides for a monthly retainer fee of 15,625 pounds sterling (USD $23,437) which will accrue on a daily basis payable monthly in arrears; such fee will be deferred and will commence, with arrears also being payable, immediately upon the receipt by Ecologic of a minimum aggregate $2,000,000. Innovator receives a 5% fee of all monies raised for the Company. As at December 31, 2010, the Company and Innovator are in dispute with respect to the Innovator Agreement, however it is management’s belief that the outcome will not adversely affect the Company.

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company dated effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three years from September 1, 2009. The vesting period for the options ended on September 1, 2010. On November 24, 2010, Matrix waived its right of first refusal to participate in the financing transaction contemplated in the engagement letter between BMO Capital Markets Corp and the Company.

On May 18, 2010 the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as operating expense for the period May 18, 2010 to June 30, 2010 and deferred compensation of $421,875 which will be amortized through May 18, 2012. The Company has a deferred compensation balance of $309,375 at December 31, 2010.

On May 20, 2010 the Company entered into a Memorandum of Understanding and Binding Effect (“Memorandum”) with Wakabayashi Fund, LLC (“Wakabayashi”) to cancel the agreement that the Company entered into with Wakabayishi on May 11, 2010 wherein Wakabayishi was to provide institutional market awareness and public relations services to the Company. Under the original agreement, the Company issued to Wakabayashi a retainer of 250,000 shares of the Company’s common stock (the “Shares”). Under the terms of the Memorandum, Wakabayishi agreed to return the Shares and the Company agreed to cancel the Shares and issue 50,000 new shares for consulting expense valued at $0.45 per share for a total of $22,500 to Wakabayishi (the “Replacement Shares”).

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement is for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of $5,000 per month, payment of which is deferred until the Company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. The Company will reimburse KBC for services already rendered in the one-time amount of $25,000.

NOTE 8. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are presented below:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forwards	$1,363,000	$424,000
Less valuation allowance	(1,363,000	(424,000)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $939,000 during 2010.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 9 SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2010 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William N. Plamondon III	President, Chief Executive Officer and Director	63	July 2, 2009
John L. Ogden	Director	57	March 3, 2008
Edward W. Withrow III	Chairman of the Board and Director	46	July 2, 2009
Edward W. Withrow Jr.	Director	73	July 2, 2009
Shelly J. Meyers	Director	51	July 2, 2009
Dr. Martin A. Blake	Director	54	August 12, 2010
Erin E. Davis	Secretary and Vice President of Marketing and Communications	45	July 2, 2009
Paul Christensen	Vice President of Rental Operations	63	July 2, 2009
Norman A. Kunin	Chief Financial Officer	73	July 1, 2010

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

Ms. Meyers has often addressed national audiences on investing issues, with regular appearances on CNBC’s Power Lunch , CNN, and Bloomberg TV. She has also been featured in publications such as The Wall Street Journal, The New York Times, Investor’s Business Daily, USA Today, The Washington Post, Mutual Fund Magazine and Business Week. In 1998, Ms. Meyers was named to the Board of Trustees for E*Trade Funds, serving until September 2006. She was elected to the U.S. National Registry of Who’s Who, first listed in the year 2000 edition.

Ms. Meyers received her MBA from Dartmouth College’s Amos Tuck School of Business Administration. She received her BA with a major in Political Science and minor in Economics from the University of Michigan. Ms. Meyers was issued a CPA license by the state of California in 1990.

Bernhard F.J. Steiner, Director

Mr. Steiner passed away on June 26, 2010 and his position as director was filled by Dr. Martin A. Blake.

Dr. Martin A. Blake, MBA, BSc, Director

Dr. Blake is a sustainability expert with over 25 years experience developing strategic plans and influencing high profile stakeholders within governments, NGOs as well as the postal, construction, healthcare, oil and gas and charity sectors.

From 2004 to the present, Dr. Blake has been the Head of CSR, Sustainability and Social Policy for the Royal Mail Group plc, London, UK’s postal service company and largest single employer, with more than 195,000 employees, 14,000 retail outlets and a fleet of 35,000 vehicles.

From 2001 to 2004, Dr. Blake was Director of Change, Performance and Risk Management of local authority proving public services for Suffolk Coastal District Council, Suffolk, UK. He successfully designed and directed the implementation of a major transformational change management programme.

Since 1988, Dr. Blake has also held the positions of Interim Managing Director of InterVest Group (BVI) Limited, Bahrain, an international financial services and venture capital provider and Director of Community Infrastructure Development for Saudi Arabian Oil Company, KSA, Saudi Arabia, the largest oil producing, refining and shipping company in the world.

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

Norman A. Kunin, C.P.A., Chief Financial Officer

Mr. Kunin is a highly skilled financial executive with a wealth of diversified accounting and financial management experience. His professional career encompasses over forty years of financial and accounting expertise. Norman founded Kunin Business Consulting, a Los Angeles area-based company providing consultancy services for a variety of private and publicly held companies. These services include duties as Interim Chief Financial Officer and/or financial executive, preparation of documents for filings with the Securities and Exchange Commission, managing the due diligence process for mergers and acquisitions, financial forecasting, business planning and interfacing with lending and capital formation institutions. Mr. Kunin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of Shelly J. Meyers, John L. Ogden and Edward W. Withrow Jr. Effective August 27, 2009, Shelly Meyers was appointed chair of the audit committee . We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that Shelly Meyers qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

During the Calendar Year 2010 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William N. Plamondon III President, CEO, and Director (1)	2010 2009	420,000 315,000	None None	None None	None None	None None	None None	None None	420,000 315,000
John L. Ogden Former President, Chairman and Director (2)	2010 2009	N/A N/A	N/A N/A	N/A N/A	10,400 N/A	N/A N/A	N/A N/A	- 2,500	10,400 2,500

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward W. Withrow III, Chairman of the Board and Director (3)	2010 2009	155,000 165,000	None None	None None	None None	None None	None None	None None	155,000 165,000
Norman A. Kunin, Chief Financial Officer (4)	2010	59,000	None	None	6,500	None	None	None	55,000

(1)	William N. Plamondon III became our president, chief executive officer and director on July 2, 2009.
(2)

John L. Ogden was appointed president and as a director of our company on March 3, 2008 and was appointed Chairman upon his resignation as president on June 20, 2008. On July 2, 2009, Mr. Ogden resigned as chairman and president.

(3)	Edward W. Withrow III is the Founder and Chairman of the Board for Ecologic Transportation, Inc.
(4)	Norman A. Kunin became our chief financial officer on July 1, 2010.

Stock Options/SAR Grants

During the year ended December 31, 2010, we granted the following stock options to directors and officers:

On June 30, 2010, Edward W. Withrow, Jr. was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 80,000 shares of the Company’s common stock at a price of $0.473 per share.

On June 30, 2010, John L. Ogden was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 80,000 shares of the Company’s common stock at a price of $0.473 per share.

On June 30, 2010, Norman A. Kunin was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 50,000 shares of the Company’s common stock at a price of $0.473 per share.

On June 30, 2010, Shelly J. Meyers was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 80,000 shares of the Company’s common stock at a price of $0.473 per share.

On June 30, 2010, Paul Christensen was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 50,000 shares of the Company’s common stock at a price of $0.473 per share.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended December 31, 2010 or December 31, 2009 by any officer or director of our company.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2010.

We have no formal plan for compensating our directors for their service in their capacity as directors, however, our directors and certain officers have received stock options to purchase common shares under the Company’s 2009 Stock Option Plan and may receive additional stock options at the discretion of our board of directors or (as to future stock options) a compensation committee which may be established under the Plan in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers except for the Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009) and the Advisory agreement dated July 1, 2010 between our company and Kunin Business Consulting, a division of Ace Investors, LLC for the services of Norman A. Kunin as Chief Financial Officer (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 16, 2010.)

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and certain officers have received stock options under the Company’s 2009 Stock Option Plan and may receive additional stock options at the discretion of our board of directors under the Plan in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

The Company’s employment agreement with William Plamondon, our chief executive officer, contains certain terms with respect to remuneration received or that may be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000. Mr. Plamondon’s employment agreement is included in this filing as Exhibit Number 10.1 – Material Contracts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock (1)
William N. Plamondon III 4240 Galt Ocean Drive Ste. 404 Fort Lauderdale, FL 33308	4,059,750	17.2%
John L. Ogden 675 Bering Drive Suite 675 Houston, TX 77057	477,500 (2)	2.1%
Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90401	3,713,741	15.7%
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	50,000	*
Shelly J. Meyers 860 Via de la Paz Suite E-3A Pacific Palisades, CA 90272	500,000	2.1%
Erin E. Davis 4240 Galt Ocean Drive Ste. 404 Fort Lauderdale, FL 33308	1,000,000	4.2%
Norman A. Kunin 1390 Redsail Circle Westlake Village, CA 91361	50,000	*
Dr. Martin A. Blake Harbour House 40 Findhorn Forres IV363YE, Scotland	-0-	-0-

Directors and Officers as a Group
(7 individuals)	9,850,991	41.5%

* represents an amount less than one percent

(1) Based on 23,812,824 shares outstanding as of March 31, 2011. (2) As of December 31, 2010 Mr. Ogden

(2) As of December 31, 2010 Mr. Ogden owned 100% of the issued and outstanding stock of Chapelco, Inc., (“Chapelco”) a corporation that owned 266,666 shares of common stock of the Company. On March 18, 2011 Chapelco was dissolved and on March 22, 2010 its ownership of the Company’s common stock was transferred from Chapelco to John Ogden.

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

Director Independence

We currently act with six directors, consisting of William N. Plamondon III, John L. Ogden, Edward W. Withrow III, Edward W. Withrow Jr., Shelly J. Meyers and Dr. Martin A. Blake. We have determined that Shelly J. Meyers and Dr. Martin A. Blake are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010 $	December 31, 2009 $
Audit Fees	35,704	18,370
Audit Related Fees	0	6,500
Tax Fees	5,000	5,000
All Other Fees	0	Nil
Total	40,704	29,870

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 21, 2008).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008).

3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2008).

3.6	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

Exhibit Number	Description

3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Keppler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of debt settlement subscription agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.11	Consulting Agreement with Huntington Chase for Advisory Services dated October 12, 2009. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.12	Agreement dated November 23, 2010 with BMO Capital Markets

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.
Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

31.2*	Section 302 Certification of Norman Kunin

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

32.2*	Section 906 Certification of Norman Kunin

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.

Dated: March 31, 2011	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Norman Kunin
Norman Kunin
CFO
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ John Ogden
John L. Ogden
Director

Dated: March 31, 2011	/s/ Edward W. Withrow III
Edward W. Withrow III
Director

Dated: March 31, 2011	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
Director

Dated: March 31, 2011	/s/ Shelly J. Meyers
Shelly J. Meyers
Director

Dated: March 31, 2011	/s/ Martin Blake
Martin Blake
Director

Dated: March 31, 2011	/s/ Norman Kunin
Norman Kunin
CFO
(Principal Financial Officer and Principal Accounting Officer)