Form 10-Q
period 2011-03-31
Ecologic Transportation, Inc.
filed 2011-06-28
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

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

_________________________________________________
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
24,482,824 common shares issued and outstanding as of June 23, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current Assets
Cash	$45,322	$21,579

Accounts receivable	27,963	8,607
Prepaid expenses and other current assets	7,654	5,952

Total Current Assets	80,939	36,138

Other Assets	10,661	9,239

TOTAL ASSETS	$91,600	$45,377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$487,633	$466,128
Related party payables	60,559	60,559
Loans and notes payable	25,000	-

Total Current Liabilities	573,192	526,687

Related party loans	1,461,341	1,124,084

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 23,812,824 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23,813	23,813
Additional paid in capital	2,226,078	2,147,328
(Deficit) accumulated during the development stage	(4,192,824)	(3,776,535)

Total Stockholders' (Deficit)	(1,942,933)	(1,605,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$91,600	$45,377

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010, AND FOR
THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO MARCH 31, 2011
(Unaudited)

			Inception
			(December 16, 2008)
	March 31, 2011	March 31, 2010	to March 31, 2011

Revenue	$88,368	$79,722	$509,655
Cost of sales	82,533	80,489	494,778
Gross profit (loss)	5,835	(767)	14,877
General and administrative expenses	400,132	647,814	4,134,291
Operating (loss)	(394,297)	(648,581)	(4,119,414)
Interest expense	(22,007)	(3,038)	(73,525)
Interest income	15	24	115
Net (loss)	$(416,289)	$(651,595)	$(4,192,824)
Weighted average common shares outstanding
- basic and diluted	23,812,824	22,622,824
Net (loss) per common share - basic and diluted	$(0.01)	$(0.03)

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO MARCH 31, 2011
(Unaudited)

			Inception
			(December 16, 2008)
	March 31, 2011	March 31, 2010	to March 31, 2011

Cash flow from operating activities:
Net (loss)	$(416,289)	$(651,595)	$(4,192,824)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	78,750	343,266	1,752,480
Expenses converted to related party loans	-	-	469,500
Provision for uncollectible accounts	-	-	(7,993)
Depreciation	-	-	600
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(19,356)	(8,519)	(19,970)

(Increase) in other assets	(3,124)	(182)	(16,587)

Increase in accounts & notes payable, accrued expenses, deferred compensation & due to related parties	193,512	152,266	676,115
Net cash (used in) operating activities	(166,507)	(164,764)	(1,338,679)
Cash flows from investing activities:
Cash received in reverse merger less cash used for fixed assets	-	-	9,848
Net cash provided by investing activities	-		9,848
Cash flows from financing activities:

Net proceeds from related party loans	165,250	162,032	819,834
Contributed capital	-	-	710
Proceeds from loans and notes payable	25,000	-	25,000
Subscriptions received	-	-	6,049
Issuance of capital stock for cash	-	-	522,560

Net cash provided by financing activities	190,250	162,032	1,374,153
Increase (decrease) in cash	23,743	(2,732)	45,322
Cash - beginning of period	21,579	26,166	-
Cash - end of period	$45,322	23,434	45,322
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash investing and financing activities
Recapitalization for reverse acquisition	$-	$-	$(31,908)
Conversion of related party payable to note payable	$150,000	$-	$619,500
Subscription receivable	$-	$-	$6,049

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1. NATURE AND CONTINUANCE OF OPERATIONS

The accompanying unaudited financial statements of Ecologic Transportation, Inc. (formerly USR Technology, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the year ended December 31, 2010, on Form 10K, as filed with the Securities and Exchange Commission.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $4,128,957 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share: The Company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Fair Value of Financial Instruments: ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011.

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

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during the period ended March 31, 2011:

Fair Value Measurements: – Accounting Standards Update (“ASU”) No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The final provisions of ASU No. 2010-06 were adopted during the period ended March 31, 2011, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. The Company adopted ASU No. 2010-13 during the period ended March 31, 2011 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. LOANS AND NOTES PAYABLE

On March 29, 2011 Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand. As at the date of this filing, no demand has been made.

NOTE 4. RELATED PARTY LOANS

As at March 31, 2011, affiliates and related parties are due a total of $1,461,341, which is comprised of loans to the Company of $1,388,049, and accrued interest of $73,292. During the three months ended March 31, 2011, loans to the Company increased by $315,250 and accrued interest increased by $22,007.

The Company’s $315,250 increase in loans is comprised of reclassification of related party accounts payable to Huntington Chase, Ltd. and R.I. Heller of $150,000, an increase in already outstanding loans from OFS Capital Group USA, Ltd of $16,250, the issuance of a new note to Skyy Holdings, Inc. of $100,000 and the issuance of a new note to Kyle Withrow of $49,000, all Related Party Creditors. The loans represent accrued compensation owed to the Related Party Creditors.

All outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

Accrued interest at March 31, 2011 was $73,292.

NOTE 4. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value.

The Company expensed $78,750 of deferred compensation during the three month period ended March 31, 2011. There remains $98,750 of deferred compensation which will be expensed over the following thirteen months.

As at March 31, 2011 the Company has 23,812,824 common shares issued and outstanding.

NOTE 5. WARRANTS AND OPTIONS

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

As at March 31, 2011, the Company has 90,250 warrants and 2,287,547 options issued and outstanding.

	Outstanding and Exercisable Warrants

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250.5		$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
		Price

Outstanding at December 31, 2010	90,250	$2.50
Issued
Exercised	-	-
Expired / Cancelled
Outstanding at March 31, 2011	90,250	$2.50

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.25	$571,887	$0.25
$0.473	435,000		205,755	0.47
	2,722,547		$777,642	$0.28

	Number	Weighted
	of	Average
Options	Shares	Exercise
Price

Outstanding at December 31, 2010	2,722,547	$0.28
Issued
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at March 31, 2011	2,722,547	$0.28

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The Company has an employment agreement with Richard Keppler on July 9, 2009 to create, produce and perform an online radio show entitled Ecologic Radio. The employment agreement has a term of two years and calls for Mr. Keppler to be paid $3,000 per month for the initial six months and then reverts to $5,000 per month for the remaining 18 months The employment agreement also provides for Mr. Keppler to receive, as additional compensation, 100,000 shares of the Company’s common stock; 25,000 shares at signing and 12,500 shares per quarter until the end of his two year agreement. Pursuant to his employment agreement, Mr. Keppler was to have been issued 100,000 shares as at March 31, 2011. Mr. Keppler is currently employed by the Company and the Company issued Mr. Keppler the shares pursuant to his employment agreement.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to perform the following services; strategic business consulting, capital raising activities, strategic partnership in both the private and public sector, merger and acquisition advisory and corporate communications strategy. The economics of the agreement are as follows; an engagement fee of 15,625 pound sterling (USD$23,437) was to be paid upon signing. The Company negotiated to pay 7,812.50 pound sterling (USD$12,481) upon signing and the remaining 7,812.50 pounds sterling after the Company raises a minimum of $1,000,000. The agreement provides for a monthly retainer fee of 15,625 pounds sterling (USD $23,437) which will accrue on a daily basis payable monthly in arrears; such fee will be deferred and will commence, with arrears also being payable, immediately upon the receipt by Ecologic of a minimum aggregate $2,000,000. Innovator receives a 5% fee of all monies raised for the Company. As at March 31, 2011, the Company and Innovator are in dispute with respect to the Innovator Agreement, however it is management’s belief that the outcome will not adversely affect the Company.

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

On May 18, 2010 the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as operating expense for the period May 18, 2010 to June 30, 2010 and deferred compensation of $421,875 which will be amortized through May 18, 2012. The Company has a deferred compensation balance of $253,125 at March 31, 2011.

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

NOTE 7. SUBSEQUENT EVENTS

On April 1, 2011, the Company amended the Agreement for Executive Services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC (the “Amendment”). The Amendment (i) increased the monthly Executive Fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of the Company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.

On April 1, 2011 the Company entered into an independent consulting agreement (“the Oracle Agreement”) with Oracle Capital Partners, LLC (“Oracle”) wherein Oracle was engaged to represent the company in investors’ communications and public relations from the date of issuance of the Remuneration Shares until September 30, 2011. Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of Six Hundred Twenty Thousand (620,000) restricted shares of the Company’s common stock at par value (the “Remuneration Shares”). The Remuneration Shares were recorded on the books and records of the Company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and will be amortized ratably over the period April 1, 2011 to September 30, 2011.

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32 and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32 for a total grant of 3,025,000 stock options . Of the total options granted, 1,000,000 were granted to our Chief Executive Officer which vest (i) up to 250,000 at any time after the first 90 days of grant; (ii) up to an additional 250,000 after the second 90 days of grant; (iii) up to an additional 250,000 after the third 90 days of grant; and (iv) up to an additional 250,000 after the fourth 90 days of grant. Of the total options granted, 750,000 were granted to our Chairman of the Board which vest (i) up to 187,500 at any time after the first 90 days of grant; (ii) up to an additional 187,500 after the second 90 days of grant; (iii) up to an additional 187,500 after the third 90 days of grant; and (iv) up to an additional 187,500 after the fourth 90 days of grant. Of the total options granted, 775,000 were granted to five employees which vest (i) up to 193,750 at any time after the first 90 days of grant; (ii) up to an additional 193,750 after the second 90 days of grant; (iii) up to an additional 193,750 after the third 90 days of grant; and (iv) up to an additional 193,750 after the fourth 90 days of grant. Of the total options granted, 450,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant. The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500. The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97

On April 19, 2011 the Board of Directors approved modifications to the Promissory Notes (“Notes”) previously issued to R.I. Heller LLC. and Huntington Chase, Ltd. beneficially owned by our Chief Executive Officer and Chairman of the Board, respectively, in the combined amount of Six Hundred Fifty Seven Thousand Five Hundred Dollars ($657,500) (“Modifications”). The Modifications included a conversion feature to the Notes which provide the holders of the Notes to convert the Notes to common stock of the Company at a conversion price equal to $0.32 per share (“Conversion Price”). The Conversion Price is based upon the 30-day average trading price of the Company’s shares from the date of issuance of the Notes.

During the period April 1, 2011 to June 15, 2011 the Company increased its loans from related parties by $129,766; from a total of $1,461,341 at March 31, 2011 to $1,591,107 at June 15, 2011. The loan bears interest at the rate of 7% per annum, is unsecured and is payable within one year upon demand.

On April 12, 2011 the Company entered into a non-exclusive Placement Agent Agreement with View Trade Securities, Inc. to act as the Company’s exclusive agent to sell up to $2,000,000 of the Company’s Senior Convertible Notes and paid View Trade a fee of $15,000.

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

Following the completion of the acquisition of Ecologic Sciences, Inc., we are a development stage company that plans to be engaged in the rental of environmentally friendly hybrid, electric and low- emission vehicles to the public.

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

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we have agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic Shine TM , for a period of three years at certain of Park N Fly Inc.’s locations. We have opened and commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009), 3. Los Angeles, California (December, 2009), and 4. Houston, Texas, during this most recent quarterly period.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011 which are included herein.

	Three Months	Three Months	Inception
	Ended	Ended	(December 16, 2008) to
	March 31, 2011	March 31, 2010	March 31, 2011
Revenue	$88,368	$79,722	509,655
General and Administrative Expenses	$400,132	$647,814	$4,134,291
Net (Loss)	$(416,289)	$(651,595)	$(4,192,824)

General and Administrative Expenses

Our general and administrative expenses for the three month periods ended March 31, 2011 and March 31, 2010 and the period from inception (December 16, 2008) to March 31, 2011 are outlined in the table below:

			Inception
	Three Months Ended	Three Months Ended	(December 16, 2008) to
	March 31, 2011	March 31, 2010	March 31, 2011
General and Administrative	$400,132	$647,814	$4,134,291

Revenue

For the three month period ended March 31, 2011, revenue in the amount of $88,368 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the three month period ended March 31, 2010, revenue in the amount of $79,722 consisted of limited levels of car washing services beginning in October 2009 in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the three month period ended March 31, 2011, cost of sales in the amount of $82,533 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. For the three month period ended March 31, 2010, cost of sales in the amount of $80,439 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An audit of the workers compensation insurance resulted in a reduction of the deposit premium and reduced cost of sales for the current period accordingly. The increase in revenue and reduction in workers compensation insurance expense resulted in a gross profit in the current period of $5,835 compared to a gross loss of ($767) for the same period last year.

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2011were $400,132 as compared to $647,814 for the three month period ended March 31, 2010 which resulted in a decrease in general and administrative expenses for the current period of $247,682. Decreases in general and administrative expenses in the year 2011 as compared to 2010 were significantly attributable to the following items: General and Administrative Expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010	Variances
Management consulting services	167,000	182,487	(15,487)
Amortization of stock options related to consulting services	78,750	268,266	(189,516)
Other outside services	45,000	65,000	(20,000)
Publicity expense	1,319	30,000	(28,681)
All other general and administrative expenses	108,063	102,061	(6,002)
Total	$400,132	$647,814	$(247,682)

General and administrative expenses for both 2011 and 2010 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital
	At	At	Increase/Decrease
	March 31,	December 31,
	2011	2010
Current Assets	$80,939	$36,138	$44,801
Current Liabilities	$573,192	$526,687	$(46,505)
Working Capital	$(492,253)	$(490,549)	$(1,704)

Cash Flows

		Three		Three
		Months		Months
		Ended		Ended
		March 31,		March 31,
		2011		2010
Net Cash (Used in) Operating Activities		$(166,512)		$(164,764)
Net Cash Provided By Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$190,250		$162,032
Increase in Cash		$23,743		$(2,732)

We had cash in the amount of $45,322 as of March 31, 2011 as compared to $21,579 as of December 31, 2010. We had a working capital deficit of $492,253 as of March 31, 2011. We anticipate continuing to earn revenues in the near future as a result of our launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have commenced operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009) and 3. Los Angeles, California (December, 2009. Although for the three month period ended March 31, 2011 we had a gross profit of $5,428, we have suffered recurring net losses. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

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

As of March 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of March 31, 2011, our cash available was $45,322. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our shares.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares.

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

10.12	Independent Consulting Agreement between our company and Oracle Capital Partners, LLC effective as of April 1, 2011 ( )

10.13	Placement Agent Agreement between our company and View Trade Securities, Inc. effective as of April 12, 2011 ( )

(21)

21.1	Ecologic Products, Inc.

Ecologic Car Rentals, Inc.

Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William N. Plamondon III

31.2*	Section 302 Certification of Norman A. Kunin

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William N. Plamondon III

32.2*	Section 906 Certification of Norman A. Kunin

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: June 28, 2011	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer and Director
(Principal Executive Officer)

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: June 28, 2011	/s/ Norman A. Kunin
Norman A. Kunin
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer)