Form 10-Q
period 2011-06-30
Ecologic Transportation, Inc.
filed 2011-08-15
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
24,482,824 common shares issued and outstanding as of August 10, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011
	(Unaudited)	December 31, 2010

ASSETS
Current Assets
Cash	$27,400	$21,579
Accounts receivable	22,423	8,607
Prepaid expenses and other current assets	13,844	5,952

Total Current Assets	63,667	36,138

Other Assets	9,455	9,239

TOTAL ASSETS	$73,122	$45,377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$641,812	$466,128
Related party payables	176,949	60,559
Loans and notes payable	147,740	-
Total Current Liabilities	966,501	526,687

Related party loans	1,413,450	1,124,084

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 24,482,824 shares and 23,812,824 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	24,483	23,813
Additional paid in capital	2,583,357	2,147,328
(Deficit) accumulated during the development stage	(4,914,669)	(3,776,535)

Total Stockholders' (Deficit)	(2,306,829)	(1,605,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$73,122	$45,377

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO JUNE 30, 2011
(Unaudited)

					Inception
	Three months ended		Six months ended		(December 16, 2008) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$103,144	$109,577	$191,512	$189,299	$612,799

Cost of sales	106,374	92,641	188,907	173,130	601,152

Gross profit (loss)	(3,230)	16,936	2,605	16,169	11,647

General and administrative expenses	678,716	721,653	1,078,848	1,369,117	4,852,920

Operating (loss)	(675,486)	(704,717)	(1,076,243)	(1,352,948)	(4,841,273)
Interest Expense	(39,912)	(2,940)	(61,919)	(6,328)	(73,525)

Interest income	13	24	28	48	129

Net (loss)	$(715,385)	$(707,633)	$(1,138,134)	$(1,359,228)	$(4,914,669)

Weighted average common shares outstanding - basic and diluted	24,126,935	22,807,329	24,126,935	22,735,476

Net (loss) per common share - basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.06)

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010,
AND THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO JUNE 30, 2011
(Unaudited)
			Inception
			(December 16, 2008)
	June 30, 2011	June 30, 2010	to June 30, 2011
Cash flow from operating activities:
Net (loss)	$(1,138,134)	$(1,359,228)	$(4,914,669))
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	436,699	778,107	2,110,429
Expenses converted to related party loans	199,000	-	668,500
Provision for uncollectible accounts	7,993	-	-
Depreciation	-	-	600
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(21,809)	4,689	(22,423)
(Increase) in other assets	(8,109)	(262)	(21,571)
Increase in accounts & notes payable, accrued expenses, deferred compensation	237,603	(38,695)	659,647
Increase in due to related parties	116,390	376,805	176,949
Net cash (used in) operating activities	(170,366)	(238,584)	(1,342,538)
Cash flows from investing activities:
Cash received in reverse merger less cash used for fixed assets	-	(600)	9,848
Net cash provided by (used in) investing activities	-	(600)	9,848
Cash flows from financing activities:
Net proceeds from related party loans	51,187	246,800	705,771
Contributed capital	-	-	710
Proceeds from loans and notes payable	125,000	-	125,000
Subscriptions received	-	-	6,049
Issuance of capital stock for cash	-	-	522,560
Net cash provided by financing activities	176,187	246,800	1,360,090
Increase in cash	5,821	7,616	27,400
Cash - beginning of period	21,579	26,166	-
Cash - end of period	$27,400	33,782	27,400
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash investing and financing activities
Recapitalization for reverse acquisition	$-	$-	$(31,908)
Conversion of related party payable to note payable	$199,000	$-	$668,500
Subscription receivable	$-	$-	$6,049

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $4,914,669 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments:  ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Recently Adopted Accounting Standards:  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during the period ended June 30, 2011:

Fair Value Measurements: – Accounting Standards Update (“ASU”) No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The final provisions of ASU No. 2010-06 were adopted during the period ended June 30, 2011, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. The Company adopted ASU No. 2010-13 during the period ended June 30, 2011 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3. LOANS AND NOTES PAYABLE

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and if not then paid interest shall accrue at a rate of 25% per annum.  As at the date of this filing, the note remains outstanding and no demand has been made.  This note was inadvertently included and reflected on the Balance Sheet as at March 31, 2011 as a Related Party Note and has been properly reflected on the Balance Sheet at June 30, 2011 as a current liability in Loans and Notes Payable.

On March 29, 2011 Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As at the date of this filing, no demand has been made.

NOTE 4. RELATED PARTY LOANS

As at June 30, 2011, affiliates and related parties are due a total of $1,590,399 which is comprised of loans to the Company of $1,322,986, accrued interest of $90,464, accrued compensation of $165,000, and reimbursable expenses of $11,949. During the three months ended June 30, 2011, loans to the Company increased by $34,937, accrued interest increased by $18,439, and accrued compensation increased by $165,000.

The Company’s increase in Related Party Loans is comprised of an increase in already outstanding cash loans of $34,937 from Huntington Chase Financial Group, and accrued interest increase of $18,439. The increase in Related Party Payables is due to an increase in accrued compensation of $165,000 payable to Huntington Chase, Ltd., The Kasper Group, and R.I. Heller, all Related Party Creditors. All outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

Accrued interest at June 30, 2011 was $90,464.

NOTE 5. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value.

The Company issued 620,000 restricted shares of common stock at par value for services provided from April 1, 2011 to September 30, 2011.  As a result, the Company recorded deferred compensation of $229,400, which will be amortized over service period. The Company recognized $114,700 of deferred compensation in the period ended June 30, 2011.

On May 9, 2011, the Company issued 50,000 of restricted shares of the Company’s common stock relating to the April 1, 2011 amendment to the Agreement for Executive Services with Kunin Business Consulting. The shares were valued at $14,500.

The Company expensed $343,449 of deferred compensation during the three month period ended June 30, 2011.  There remains $1,108,426 of deferred compensation which will be expensed over the following thirteen months.

As at June 30, 2011 the Company has 24,482,824 common shares issued and outstanding.

NOTE 6. WARRANTS AND OPTIONS

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expire on September 30, 2011.

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32 and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32 for a total grant of 3,025,000 stock options . Of the total options granted, 1,000,000 were granted to our Chief Executive Officer which vest (i) up to 250,000 at any time after the first 90 days of grant; (ii) up to an additional 250,000 after the second 90 days of grant; (iii) up to an additional 250,000 after the third 90 days of grant; and (iv) up to an additional 250,000 after the fourth 90 days of grant. Of the total options granted, 750,000 were granted to our Chairman of the Board which vest (i) up to 187,500 at any time after the first 90 days of grant; (ii) up to an additional 187,500 after the second 90 days of grant; (iii) up to an additional 187,500 after the third 90 days of grant; and (iv) up to an additional 187,500 after the fourth 90 days of grant.  Of the total options granted, 775,000 were granted to five employees which vest (i) up to 193,750 at any time after the first 90 days of grant; (ii) up to an additional 193,750 after the second 90 days of grant; (iii) up to an additional 193,750 after the third 90 days of grant; and (iv) up to an additional 193,750 after the fourth 90 days of grant.  Of the total options granted, 450,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%.

As at June 30, 2011, the Company has 90,250 warrants and 5,747,547 options issued and outstanding.

Outstanding and Exercisable Warrants

		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	90,250.25		$225,625	$2.50
	90,250		$225,625	$2.50

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price

Outstanding at December 31, 2010	90,250	$2.50
Issued	-	-	-
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at June 30, 2011	90,250	$2.50

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.25	$571,887	$0.25
$0.473	435,000	4.00	205,755	0.47
$0.32	1,750,000	4.75	560,000	0.32
$0.32	1,275,000	9.75	408,000	0.32
	5,747,547		$1,745,642	$0.30

	Number	Weighted
	of	Average
Options	Shares	Exercise
		Price

Outstanding at December 31, 2010	2,722,547	$0.28
Issued	3,025,000	0.32
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at June 30, 2011	5,747,547	$0.30

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The Company has an employment agreement with Richard Keppler on July 9, 2009 to create, produce and perform an online radio show entitled Ecologic Radio. The employment agreement has a term of two years and calls for Mr. Keppler to be paid $3,000 per month for the initial six months and then reverts to $5,000 per month for the remaining 18 months The employment agreement also provides for Mr. Keppler to receive, as additional compensation, 100,000 shares of the Company’s common stock; 25,000 shares at signing and 12,500 shares per quarter until the end of his two year agreement. Pursuant to his employment agreement, As of June 30, 2011, Mr. Keppler has been issued 100,000 shares. Mr. Keppler is currently employed by the Company and the Company issued Mr. Keppler the shares pursuant to his employment agreement.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to perform the following services; strategic business consulting, capital raising activities, strategic partnership in both the private and public sector, merger and acquisition advisory and corporate communications strategy. The economics of the agreement are as follows; an engagement fee of 15,625 pound sterling (USD$23,437) was to be paid upon signing. The Company negotiated to pay 7,812.50 pound sterling (USD$12,481) upon signing and the remaining 7,812.50 pounds sterling after the Company raises a minimum of $1,000,000. The agreement provides for a monthly retainer fee of 15,625 pounds sterling (USD $23,437) which will accrue on a daily basis payable monthly in arrears; such fee will be deferred and will commence, with arrears also being payable, immediately upon the receipt by Ecologic of a minimum aggregate $2,000,000. Innovator receives a 5% fee of all monies raised for the Company. As at June 30, 2011, the Company and Innovator are in dispute with respect to the Innovator Agreement, however it is management’s belief that the outcome will not adversely affect the Company.

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

On May 18, 2010 the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as operating expense for the period May 18, 2010 to June 30, 2010 and deferred compensation of $421,875 which will be amortized through May 18, 2012. The Company has a deferred compensation balance of $196,875 at June 30, 2011.

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement is for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of $5,000 per month, payment of which is deferred until the Company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. The Company will reimburse KBC for services already rendered in the one-time amount of $25,000, which has been recorded as a fee payable as of June 30, 2011.

On April 1, 2011, the Company amended the Agreement for Executive Services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC (the “Amendment”).  The Amendment (i) increased the monthly Executive Fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of the Company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.  The Amendment also stipulates that KBC shall be paid accrued fees up to a maximum of 5% of the net amount of debt or equity capital received by the Company after payment of Placement Agent Fees.

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

NOTE 8. SUBSEQUENT EVENTS

On July 1, 2011 the Company gave thirty day notice to their landlord, effective August 1, 2011, that the Company would be vacating the space referred to as Suite F at 1327 Ocean Avenue, Santa Monica, California.  This segment of the overall space leased by the Company at that address was rarely utilized and will reduce the Company’s overall rental expense by $2,200 per month commencing August 1, 2011. The Company continues to lease other office space at the same address.

During the period July1, 2011 to July 31, 2011 the Company increased its loans from related parties by $70,630, from a total of $1,590,399 at June 30, 2011 to $1,661,029 at July 31, 2011. The increase represents cash loans to the Company in the amount of $13,130 and accrued compensation owed to related parties in the amount of $57,500.  The loans bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand.

Effective August 9, 2011, Shelly J. Meyers resigned from the Audit Committee and the Board of Directors of the Company. John L. Ogden has replaced Ms. Meyers as Chairman of the Audit Committee.

Effective August 16, 2011, Norman A. Kunin will resign his position as Chief Financial Officer of the Company due to health reasons. Calli Bucci, Controller of the Company since January, 2010, has been appointed interim Chief Financial Officer. Mr. Kunin will enter into a consulting agreement to provide financial services and advice to the Company including support to Ms. Bucci. The terms of the Agreement are currently being negotiated.

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

•         certain of our pre-closing stockholders canceled 2,000,002 pre-consolidated shares of our common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors; and

•         certain affiliates of our company cancelled an aggregate of $108,500 of debt at no consideration.

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

On April 1, 2011 we entered into an independent consulting agreement with Oracle Capital Partners, LLC wherein Oracle was engaged to represent our company in investors’ communications and public relations from the date of issuance of the remuneration shares until September 30, 2011.  Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of 620,000 restricted shares of our company’s common stock at par value.  The shares were recorded on the books and records of our company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and will be amortized ratably over the period April 1, 2011 to September 30, 2011

On April 1, 2011, we amended the advisory agreement for executive services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC.  The amendment (i) increased the monthly executive fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of our company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.

Effective August 16, 2011, Kunin Business Consulting will terminate its advisory agreement and subsequent first amendment for executive services of Norman A. Kunin.  This termination was in consideration of the condition of Mr. Kunin’s health. Mr. Kunin will enter into a consulting agreement to provide financial services and advice to the Company. The terms of the Agreement are currently being negotiated.

On April 12, 2011 we entered into a non-exclusive placement agent agreement with View Trade Securities, Inc. to act as our company’s exclusive agent to sell up to $2,000,000 of our company’s senior convertible notes and paid View Trade a fee of $15,000.

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

Results of Operations

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011 which are included herein.

					Inception
	Three months ended		Six months ended		(December 16, 2008) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenue	$103,144	$109,577	$191,512	$189,299	$612,799

Cost of sales	$106,374	$92,641	$188,907	$173,130	$601,152
General and administrative expenses	$678,716	$721,653	$1,078,848	$1,369,117	$4,852,920

Net (loss)	$(715,385)	$(707,633)	$(1,138,134)	$(1,359,228)	$(4,914,669)

Revenue

For the three month period ended June 30, 2011, revenue in the amount of $103,144 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the three month period ended June 30, 2010, revenue in the amount of $109,577 consisted of limited levels of car washing services beginning in October 2009 in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

For the six month period ended June 30, 2011, revenue in the amount of $191,512 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations For the six month period ended June 30, 2010, revenue in the amount of $189,299 consisted of limited levels of car washing services beginning in October 2009 in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the three month period ended June 30, 2011, cost of sales in the amount of $106,374 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. For the three month period ended June 30, 2010, cost of sales in the amount of $92,641 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An audit of the workers compensation insurance resulted accordingly, in a reduction of the deposit premium and reduced cost of sales for the prior period. The decrease in revenue resulted in a gross loss in the current period of ($3,230) compared to a gross profit of $16,936 for the same period last year.

For the six month period ended June 30, 2011, cost of sales in the amount of $188,907 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. For the six month period ended June 30, 2010, cost of sales in the amount of $173,130 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An audit of the workers compensation insurance resulted accordingly, in a reduction of the deposit premium and reduced cost of sales for the prior period. The decrease in revenue resulted in a gross profit in the current period of $2,605 compared to a gross profit of $16,169 for the same period last year.

General and Administrative Expenses

Operating expenses for the three months ended June 30, 2011, were comprised of $217,871 of consulting, $343,449 of amortization of stock compensation, $57,309 of legal and accounting fees and $60,087 of office, overhead and other general and administrative expenses.

Operating expenses for the three months ended June 30, 2010, were comprised of $272,850 of consulting, $343,266 of amortization of stock compensation, $18,453 of legal and accounting fees and $87,084 of office, overhead and other general and administrative expenses.

Decreases in general and administrative expenses for the three months ended June 30, 2011 as compared to 2010 were significantly attributable to a decrease in consulting fees of $54,979, an increase in legal and accounting fees of $38,856, and a decrease in office, overhead and other general and administrative expenses of $26,814.

Operating expenses for the six months ended June 30, 2011, were comprised of $409,383 of consulting, $422,199 of amortization of stock compensation, $114,747 of legal and accounting fees and $132,519 of office, overhead and other general and administrative expenses.

Operating expenses for the six months ended June 30, 2010, were comprised of $526,563 of consulting, $686,532 of amortization of stock compensation, $41,339 of legal and accounting fees and $114,683 of office, overhead and other general and administrative expenses.

Decreases in general and administrative expenses for the six months ended June 30, 2011 as compared to 2010 were significantly attributable to a decrease in consulting fees of $117,180, a decrease in amortization of stock compensation of $264,333, an increase in legal and accounting fees of $73,408, and an increase in office, overhead and other general and administrative expenses of $17,836.

General and administrative expenses for the three month period ended June 30, 2011were $678,716 as compared to $721,653 for the three month period ended June 30, 2010 which resulted in a decrease in general and administrative expenses for the current period of $42,937. Decreases in general and administrative expenses in the year 2011 as compared to 2010 were significantly attributable to the following items:

General and Administrative Expenses	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010	Variances

Accounting and Audit fees	$57,129	$9,122	$48,007

Management consulting services	165,000	165,000	0
Amortization of stock options related to consulting services	193,449	371,391	(177,942)

Amortization of stock options to Directors	150,000	40,950	109,050
Other outside services	62,000	67,500	(5,500)
Insurance Claims	4,933	0	4,933
All other general and administrative expenses	46,205	67,690	(21,485)

Total	$678,716	$721,653	$(42,937)

General and administrative expenses for both 2011 and 2010 were incurred primarily for the purpose of advancing our company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital
	At	At	Increase/Decrease
	June 30, 2011	December 31, 2010

Current Assets	$63,667	$36,138	$27,529
Current Liabilities	$966,501	$526,687	$439,814
Working Capital	$(902,834)	$(490,549)	$(412,285)

Cash Flows		Six Months	Six Months
		Ended	Ended
		June 30,	June 30,
		2011	2010
Net Cash (Used in) Operating Activities		$(170,366)	$(238,584)
Net Cash Provided By Investing Activities	$	Nil	$(600)
Net Cash Provided by Financing Activities		$176,187	$246,800
Increase (decrease) in Cash		$5,821	$7,616

We had cash in the amount of $27,400 as of June 30, 2011 as compared to $21,579 as of December 31, 2010. We had a working capital deficit of $902,834 as of June 30, 2011. We anticipate continuing to earn revenues in the near future as a result of our launching Ecologic Shine in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009) and 3. Los Angeles, California (December, 2009). We have suffered recurring net losses since inception. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

Our principal sources of funds have been from sales of our common stock and loans from related parties.

As at June 30, 2011, affiliates and related parties are due a total of $1,590,399 which is comprised of loans to our company of $466,485, accrued compensation of $1,021,500, accrued interest of $90,465 and unpaid expenses of $11,949. For the period April 1, 2011 to June 30, 2011, loans to our company increased by $34,936, accrued compensation increased by $165,000 and accrued interest increased by $18,439. The loans to our company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest were made to date.

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

Net Income (Loss) Per Common Share

Our company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Currently, we have limited operating capital. As of June 30, 2011, our cash available was $27,400. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2011 we issued 620,000 restricted shares of our company’s common stock at $0.37 per share or $229,400 for remuneration of services.  These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 1, 2011, we issued 50,000 restricted shares of our company’s common stock at a $0.29 per share or $14,500 for remuneration of services. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Effective August 9, 2011, Shelly J. Meyers resigned from the Audit Committee and the Board of Directors of the Company. John L. Ogden has replaced Ms. Meyers as Chairman of the Audit Committee.

Effective August 16, 2011, Norman A. Kunin will resign his position as Chief Financial Officer of the Company due to health reasons. Calli Bucci, Controller of the Company since January, 2010, has been appointed interim Chief Financial Officer. Mr. Kunin will enter into a consulting agreement to provide financial services and advice to the Company including support to Ms. Bucci. The terms of the Agreement are currently being negotiated.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 30, 2006).
3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on November 30, 2006).
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 21, 2008).
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008).
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

3.9

Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, effective June 9, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

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

10.12*	Independent Consulting Agreement between our company and Oracle Capital Partners, LLC effective as of April 1, 2011.
10.13*	Placement Agent Agreement between our company and View Trade Securities, Inc. effective as of April 12, 2011.
(21)	Subsidiaries of the Registrant
Ecologic Products, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of William M. Plamondon III.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Norman A. Kunin
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of William M. Plamondon III.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Norman A. Kunin

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: August 15, 2011	/s/ William N. Plamondon III
William N. Plamondon III
President, Chief Executive Officer and Director
(Principal Executive Officer)

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: August 15, 2011	/s/ Norman A Kunin
Norman A Kunin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)