Form 10-Q
period 2011-09-30
Ecologic Transportation, Inc.
filed 2011-11-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

310-899-3900
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
24,482,824 common shares issued and outstanding as of November 14, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011
	(Unaudited)	December 31, 2010

ASSETS
Current Assets
Cash	$25,385	$21,579
Accounts receivable	35,369	8,607
Prepaid expenses and other current assets	7,146	5,952

Total Current Assets	67,900	36,138

Other Assets	7,515	9,239

TOTAL ASSETS	$75,415	$45,377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$568,895	$466,128
Related party payables	351,916	60,559
Loans and notes payable	298,541	-
Total Current Liabilities	1,219,352	526,687

Related party loans	1,478,330	1,124,084

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized no shares issued or outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized 24,482,824 shares and 23,812,824 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	24,484	23,813
Additional paid in capital	2,968,658	2,147,328
(Deficit) accumulated during the development stage	(5,615,409)	(3,776,535)

Total Stockholders' (Deficit)	(2,622,267)	(1,605,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$75,415	$45,377

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,
AND FOR THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO SEPTEMBER 30, 2011
(Unaudited)

					Inception
	Three months ended		Nine months ended		(December 16, 2008) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$116,264	$107,496	$308,956	$296,654	$729,063
Cost of sales	117,457	107,596	307,621	291,791	718,609
Gross profit (loss)	(1,193)	(100)	1,335	4,863	10,454
General and administrative expenses	671,836	549,657	1,750,607	1,910,637	5,484,843
Operating (loss)	(673,029)	(549,757)	(1,749,272)	(1,905,774)	(5,474,389)
Interest Expense	(27,724)	(9,725)	(89,644)	(16,053)	(141,162)
Interest income	13	17	42	66	142
Net (loss)	$(700,740)	$(559,465)	$(1,838,874)	$(1,921,761)	$(5,615,409)

Weighted average common shares outstanding - basic and diluted	24,248,172	23,712,824	24,248,172	23,207,329

Net (loss) per common share - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.08)

Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,
AND THE PERIOD DECEMBER 16, 2008 (INCEPTION) TO SEPTEMBER 30, 2011 (unaudited)

				Inception
				(December 16,2008) to
	September 30, 2011		September 30, 2010	September 30, 2011
Cash flow from operating activities:
Net (loss)		$(1,838,874)	$(1,921,761)	$(5,615,409)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation		822,000	1,063,963	2,495,730
Expenses converted to related party loans		199,000	-	668,500
Provision for uncollectible accounts		7,993	-	-
Depreciation		-	-	600
Changes in operating assets and liabilities:
(Increase) in accounts receivable		(34,755)	(2,132)	(35,369)
(Increase) in other assets		530	(262)	(12,932)
Increase in accounts & notes payable, accrued expenses, deferred compensation		192,412	68,642	614,456
Increase in due to related parties		291,357	499,152	351,916
Net cash (used in) operating activities		(360,337)	(292,398)	(1,532,509)

Cash flows from investing activities:
Cash received in reverse merger less cash used for fixed assets		-	(600)	9,848
Net cash provided by (used in) investing activities		-	(600)	9,848

Cash flows from financing activities:
Net proceeds from related party loans		94,643	295,905	749,227
Contributed capital		-	-	710
Proceeds from loans and notes payable		269,500	-	269,500
Subscriptions received		-	-	6,049
Issuance of capital stock for cash		-	-	522,560
Net cash provided by financing activities		364,143	295,905	1,548,046

Increase in cash		3,806	2,907	25,385

Cash - beginning of period		21,579	26,166	-

Cash - end of period		$25,385	$29,073	$25,385

Cash paid for:
Interest		$-	$-	$-
Income taxes		$-	$-	$-

Non cash investing and financing activities		-
Recapitalization for reverse acquisition	$		$-	$(31,908)
Conversion of related party payable to note payable		$199,000	$469,500	$668,500
Subscription receivable		$-	$-	$6,049

                             Please see accompanying notes to financial statements

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011
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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $5,615,409 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments:  ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.

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

Recently Adopted Accounting Standards:  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during the period ended September 30, 2011:

Fair Value Measurements: – Accounting Standards Update (“ASU”) No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The final provisions of ASU No. 2010-06 were adopted during the period ended September 30, 2011, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. The Company adopted ASU No. 2010-13 during the period ended September 30, 2011 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Going Concern

We have incurred losses since inception and our ability to continue as a going‑concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 representing monies owed to Kunin Business Consulting for executive services provided by, and expenses reimbursable to, Norman A. Kunin through September 30, 2011 pursuant to the terms and conditions of the existing Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011.  The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. Mr. Kunin was formerly the CFO but resigned August 16, 2011.

 Accrued interest at September 30, 2011 was $29,041.

NOTE 4. RELATED PARTY LOANS

As at September 30, 2011, affiliates and related parties are due a total of $1,830,246 which is comprised of loans to the Company of $1,366,442, interest of $111,888, accrued compensation of $339,967, and reimbursable expenses of $11,949. During the three months ended September 30, 2011, loans to the Company increased by $43,456, accrued interest increased by $21,423, and accrued compensation increased by $174,967.

The Company’s increase in Related Party Loans is comprised of an increase in already outstanding cash loans of $43,456 from Huntington Chase Financial Group, and accrued interest increase of $21,423. The increase in Related Party Payables is due to an increase in accrued compensation of $174,967 payable to Huntington Chase, Ltd., The Kasper Group, R.I. Heller, and Calli Bucci, all Related Party Creditors. All outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

NOTE 5. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value.

The Company issued 620,000 restricted shares of common stock for services for the period April 1, 2011 to September 30, 2011.  As a result, the Company recorded a total of $229,400 of deferred compensation, which has been fully amortized over the service period. The Company recognized deferred compensation of $114,701 and $229,400 for the three month and nine month periods ended September 30, 2011, respectively.

On May 9, 2011, the Company issued 50,000 of restricted shares of the Company’s common stock relating to the April 1, 2011 amendment to the Agreement for Executive Services with Kunin Business Consulting. The shares were valued at $14,500.

The Company expensed deferred compensation of $385,301 and $807,500 for the three and nine months ended September 30, 2011, respectively.  There remains $723,125 of deferred compensation which will be expensed over the following nine months.

NOTE 6. WARRANTS AND OPTIONS

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expired on September 30, 2011.

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

The Company recorded a total of $855,000 as deferred compensation, which will be amortized over the life of the Options through April 13, 2012. The Company expensed $191,850 and $341,850 in deferred compensation for the three and nine months ended September 30, 2011. There remains $528,750 of deferred compensation at September 30, 2011 which will be expensed over the next nine months.

As at September 30, 2011, the Company has no warrants and 5,747,547 options issued and outstanding.

Outstanding and Exercisable Warrants

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price

Outstanding at December 31, 2010	90,250	$2.50
Issued	-	-
Exercised	-	-
Expired / Cancelled	90,250	$2.50
Outstanding at September 30, 2011	-	$-

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.25	2,287,547	3.00	$571,887	$0.25
$0.473	435,000	3.75	205,755	0.47
$0.32	1,750,000	4.50	560,000	0.32
$0.32	1,275,000	9.50	408,000	0.32
	5,747,547		$1,745,642	$0.30

	Number	Weighted
	of	Average
Options	Shares	Exercise
		Price

Outstanding at December 31, 2010	2,722,547	$0.28
Issued	3,025,000	0.32
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at September 30, 2011	5,747,547	$0.30

NOTE 7. COMMITMENTS AND CONTINGENCIES

Huntington Chase, Ltd., a Nevada corporation wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control, signed a consulting agreement with the Company on October 12, 2009. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions to the Company. The consulting agreement provides that Huntington Chase, Ltd. be paid $15,000 per month for a period of three years.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to perform the following services; strategic business consulting, capital raising activities, strategic partnership in both the private and public sector, merger and acquisition advisory and corporate communications strategy. The economics of the agreement are as follows; an engagement fee of 15,625 pound sterling (USD$23,437) was to be paid upon signing. The Company negotiated to pay 7,812.50 pound sterling (USD$12,481) upon signing and the remaining 7,812.50 pounds sterling after the Company raises a minimum of $1,000,000. The agreement provides for a monthly retainer fee of 15,625 pounds sterling (USD $23,437) which will accrue on a daily basis payable monthly in arrears; such fee will be deferred and will commence, with arrears also being payable, immediately upon the receipt by Ecologic of a minimum aggregate $2,000,000. Innovator receives a 5% fee of all monies raised for the Company. As at September 30, 2011, the Company and Innovator are in dispute with respect to the Innovator Agreement, however it is management’s belief that the outcome will not adversely affect the Company.

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company dated effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three years from September 1, 2009. The vesting period for the options ended on September 1, 2010. On November 24, 2010, Matrix waived its right of first refusal to participate in the financing transaction contemplated in the engagement letter between BMO Capital Markets Corp. and the Company.

On May 18, 2010 the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as operating expense for the period May 18, 2010 to September 30, 2010 and deferred compensation of $421,875,  which is being amortized through May 18, 2012.  The Company expensed $56,250 and $168,750 of deferred compensation for the three and nine months ended September 30, 2011, and has a deferred compensation balance of $140,625.

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement is for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of $5,000 per month, payment of which is deferred until the Company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. The Company will reimburse KBC for services already rendered in the one-time amount of $25,000, which has been recorded as a fee payable as of September 30, 2011.

On April 1, 2011, the Company amended the Agreement for Executive Services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC (the “Amendment”).  The Amendment (i) increased the monthly Executive Fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of the Company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.  The Amendment also stipulates that KBC shall be paid accrued fees up to a maximum of 5% of the net amount of debt or equity capital received by the Company after payment of Placement Agent Fees.  As of September 30, 2011, the Company has accrued $144,500 in Executive Fees and expense reimbursements payable to KBC, for which the Company executed a Convertible Promissory Note (the “Note”).  The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share.

On April 1, 2011 the Company entered into an independent consulting agreement (“the Oracle Agreement”) with Oracle Capital Partners, LLC (“Oracle”) wherein Oracle was engaged to represent the Company in investors’ communications and public relations from the date of issuance of the Remuneration Shares until September 30, 2011.  Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of Six Hundred Twenty Thousand (620,000) restricted shares of the Company’s common stock at par value (the “Remuneration Shares”).  The Remuneration Shares were recorded on the books and records of the Company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and has been amortized ratably over the period April 1, 2011 to September 30, 2011.

On April 12, 2011 the Company entered into a non-exclusive Placement Agent Agreement with View Trade Securities, Inc. to act as the Company’s exclusive agent to sell up to $2,000,000 of the Company’s Senior Convertible Notes and paid View Trade a fee of $15,000.

NOTE 8. SUBSEQUENT EVENTS

During the period October 1, 2011 through November 14, 2011 the Company increased its loans from related parties by $97,805, from a total of $1,830,246 at September 30, 2011 to $1,928,051 at November 10, 2011. The increase represents cash loans to the Company in the amount of $21,500, accrued compensation owed to related parties in the amount of $72,500, and accrued interest of $3,805.  The loans bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand.

On November 1, 2011, the Board of Directors of the Company accepted the resignation of William N. Plamondon III, the Company’s Chief Executive Officer, from his position as Chief Executive Officer of the Company. Mr. Plamondon has claimed to the Company that he was constructively discharged on October 10, 2011. The Company denies such claim. On November 5, 2011 Mr. Plamondon resigned as a member of the Board of Directors of the Company and its subsidiaries.

Effective November 1, 2011, the Board appointed William B. Nesbitt, the Company’s current President and Chief Operating Officer, to serve as the Company’s Chief Executive Officer.  Mr. Nesbitt, age 71, has served as Chief Operating Officer of the Company since September 26, 2011. The Company is negotiating an employment and compensation arrangement with Mr. Nesbitt.

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

On April 1, 2011 we entered into an independent consulting agreement with Oracle Capital Partners, LLC wherein Oracle was engaged to represent our company in investors’ communications and public relations from the date of issuance of the remuneration shares until September 30, 2011.  Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of 620,000 restricted shares of our company’s common stock at par value.  The shares were recorded on the books and records of our company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and has been amortized ratably over the period April 1, 2011 to September 30, 2011

On April 1, 2011, we amended the advisory agreement for executive services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC.  The amendment (i) increased the monthly executive fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of our company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.

On April 12, 2011 we entered into a non-exclusive placement agent agreement with View Trade Securities, Inc. to act as our company’s exclusive agent to sell up to $2,000,000 of our company’s senior convertible notes and paid View Trade a fee of $15,000.

On August 16, 2011, Norman A. Kunin resigned as Chief Financial Officer of the Company.  This termination was in consideration of the condition of Mr. Kunin’s health.   Mr. Kunin continues to provide services to the Company as a consultant.  A modification to the existing Advisory Agreement is currently being negotiated.

On November 1, 2011, the Board of Directors of the Company accepted the resignation of William N. Plamondon III, the Company’s Chief Executive Officer, from his position as Chief Executive Officer of the Company. Mr. Plamondon has claimed to the Company that he was constructively discharged on October 10, 2011. The Company denies such claim. On November 5, 2011 Mr. Plamondon resigned as a member of the Board of Directors of the Company and its subsidiaries.

Effective November 1, 2011, the Board appointed William B. Nesbitt, the Company’s current President and Chief Operating Officer, to serve as the Company’s Chief Executive Officer.  Mr. Nesbitt, age 71, has served as Chief Operating Officer of the Company since September 26, 2011. The Company is negotiating an employment and compensation arrangement with Mr. Nesbitt.

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

Results of Operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2011 which are included herein.

					Inception
	Three months ended		Nine months ended		(December 16, 2008) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	To September 30, 2011
Revenue	$116,264	$107,496	$308,956	$296,654	$729,063

General and administrative expenses	$671,836	$549,657	$1,750,607	$1,910,637	$5,484,843

Net (loss)	$(700,740)	$(559,465)	$(1,838,874)	$(1,921,761)	$(5,615,409)

Revenue

For the three month period ended September 30, 2011, revenue in the amount of $116,264 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the three month period ended September 30, 2010, revenue in the amount of $107,496 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

For the nine month period ended September 30, 2011, revenue in the amount of $308,956 consisted of limited levels of car washing services. For the nine month period ended September 30, 2010, revenue in the amount of $296,654 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the three month period ended September 30, 2011, cost of sales in the amount of $117,457 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. For the three month period ended September 30, 2010, cost of sales in the amount of $107,596 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. An increase in insurance premiums resulted in an increase in gross loss for the current period of ($1,193) compared to a gross loss of $(100) for the same period last year.

For the nine month period ended September 30, 2011, cost of sales in the amount of $307,621 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance.  For the nine month period ended September 30, 2010, cost of sales in the amount of $291,791 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. An increase in insurance premiums resulted in a reduction in gross profit for the current period of $1,335 compared to a gross profit of $4,863 for the same period last year.

General and Administrative Expenses

Operating expenses for the three months ended September 30, 2011, were comprised of $212,500 of consulting, $385,301 of amortization of stock compensation, $38,762 of legal and accounting fees and $35,273 of office, overhead and other general and administrative expenses.

Operating expenses for the three months ended September 30, 2010, were comprised of $212,500 of consulting, $285,856 of amortization of stock compensation, $14,117 of legal and accounting fees and $37,184 of office, overhead and other general and administrative expenses.

Decreases in general and administrative expenses for the three months ended September 30, 2011 as compared to 2010 were significantly attributable to an increase in amortization of stock compensation of $99,445, an increase in legal and accounting fees of $24,645, and a decrease in office, overhead and other general and administrative expenses of $1,911.

Operating expenses for the nine months ended September 30, 2011, were comprised of $651,500 of consulting, $807,500 of amortization of stock compensation, $153,510 of legal and accounting fees and $138,097 of office, overhead and other general and administrative expenses.

Operating expenses for the nine months ended September 30, 2010, were comprised of $669,988 of consulting, $1,041,463 of amortization of stock compensation, $58,683 of legal and accounting fees and $140,503 of office, overhead and other general and administrative expenses.

Decreases in general and administrative expenses for the nine months ended September 30, 2011 as compared to 2010 were significantly attributable to a decrease in consulting fees of $18,488, a decrease in amortization of stock compensation of $233,963, an increase in legal and accounting fees of $94,827, and a decrease in office, overhead and other general and administrative expenses of $2,406.General and administrative expenses for the three month period ended September 30, 2011were $671,836 as compared to $549,657 for the three month period ended September 30, 2010 which resulted in an increase in general and administrative expenses for the current period of $122,179. Increases in general and administrative expenses in the year 2011 as compared to 2010 were significantly attributable to the following items:

General and Administrative Expenses	Three Months Ended
	September 30, 2011	September 30, 2010		Variances

Consulting services	$212,500	$212,500		$-

Amortization of stock options related to consulting services	193,451	285,856		(92,405)

Amortization of stock options to Directors	191,850	0	-	191,850

Legal, Accounting and Audit fees	38,762	14,118		24,645

All other general and administrative expenses	35,273	37,183		(1,911)

Total	$671,836	$549,657		$122,179

General and administrative expenses for the nine month period ended September 30, 2011were $1,750,607 as compared to $1,910,637 for the nine month period ended September 30, 2010 which resulted in a decrease in general and administrative expenses for the current period of $160,030. Decreases in general and administrative expenses in the year 2011 as compared to 2010 were significantly attributable to the following items:

General and Administrative Expenses	Nine Months Ended
	September 30, 2011	September 30, 2010	Variances

Consulting services	$651,500	$669,988	$(18,488)

Amortization of stock options related to consulting services	465,650	1,000,513	(534,863)

Amortization of stock options to Directors	341,850	40,950	300,900

Legal, Accounting and Audit fees	153,510	58,683	94,827

All other general and administrative expenses	138,097	140,503	(2,406)

Total	$1,750,607	$1,910,637	$(160,030)

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

Liquidity and Capital Resources

Working Capital
	At	At	Increase/Decrease
	September 30, 2011	December 31, 2010

Current Assets	$67,900	$36,138	$31,762
Current Liabilities	$1,219,352	$526,687	$692,665
Working Capital	$(1,151,452)	$(490,549)	$(660,903)

Cash Flows		Nine months	Nine months
		Ended	Ended
		September 30,	September 30,
		2011	2010
Net Cash (Used in) Operating Activities		$(360,337)	$(292,398)
Net Cash Provided By Investing Activities	$	Nil	$(600)
Net Cash Provided by Financing Activities		$364,143	$295,905
Increase (decrease) in Cash		$3,806	$2,907

We had cash in the amount of $25,385 as of September 30, 2011 as compared to $21,579 as of December 31, 2010. We had a working capital deficit of $1,151,452 as of September 30, 2011. We anticipate continuing to earn revenues in the near future as a result of our launching Ecologic ShineTM in collaboration with Park N’ Fly, the airport parking chain with prominent locations in 15 airport markets. We have operations at the following locations: 1. Atlanta, Georgia (October, 2009), 2. San Diego, California (November, 2009) and 3. Los Angeles, California (December, 2009). We have suffered recurring net losses since inception. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

As at September 30, 2011, affiliates and related parties are due a total of $1,830,246 which is comprised of loans to our company of $1,366,442, accrued compensation of $339.967, accrued interest of $111,888 and unpaid expenses of $11,949. For the period July 1, 2011 to September 30, 2011, loans to our company increased by $43,456, accrued compensation increased by $174,967 and accrued interest increased by $21,423. The loans to our company bear interest at the rate of 7% per annum, are unsecured and are payable within one year upon demand. No payments of principal or interest were made to date.

Our principal sources of funds have been from sales of our common stock and loans from related parties.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of September 30, 2011, our cash available was $25,385. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

None

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

10.12	Independent Consulting Agreement between our company and Oracle Capital Partners, LLC effective as of April 1, 2011.
10.13	Placement Agent Agreement between our company and View Trade Securities, Inc. effective as of April 12, 2011.
(21)	Subsidiaries of the Registrant
Ecologic Products, Inc. Ecologic Car Rentals, Inc. Ecologic Systems, Inc.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of William Nesbitt.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Calli Bucci
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of -William Nesbitt
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Calli Bucci

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: November 14, 2011	/s/ William Nesbitt
William Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

ECOLOGIC TRANSPORTATION, INC.
(Registrant)

Dated: November 14, 2011	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)