Form 10-K
period 2011-12-31
Ecologic Transportation, Inc.
filed 2012-04-16
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-139045

ECOLOGIC TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1327 Ocean Avenue, Suite B, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	310-899-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

                                                                                                                                                                                Yes [   ]                                                                                                                                                                               No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

                                                                                                                                                                                Yes [X]                                                                                                                                                                          No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[   ]

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

                                                                                                                                                                                Yes [   ]                                                                                                                                                                               No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2011 was $4,065,304 based on a closing price of $0.27 for the Common Stock on June 30, 2011 the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

26,245,038 Common Shares issued and outstanding as of April 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Current Report, Item 2.01 on Form 8-K filed on March 22, 2012

Current Report on Form 8-K/A filed on April 3, 2012

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

The address of our principal executive office is 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. Our telephone number is 310-899-3900.

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

On September 24, 2009, we, through our wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park ‘N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, we agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic Shine®, for a period of three years at certain of Park ‘N Fly Inc.’s locations. We opened in Atlanta, Georgia on October 19, 2009. We opened in San Diego, California on November 16, 2009 and opened in Los Angeles, California in December 2009. An additional location was opened in Houston on March 24, 2010 but, having not met expectations, this location was subsequently closed on June 30, 2010 upon mutual agreement by Park ‘N Fly and the Company. We are currently in negotiations with Park ‘N Fly to revise the existing arrangements we have with them.

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

Ecologic Products, Inc.

Our car rental business and our systems business intend to provide distribution channels for certain environmental products and both generate certain internal product requirements in order to allow us to be “green” throughout our operation. Initially our business plan calls for the products to be focused on transportation and its ancillary markets.

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine®, a proprietary waterless car cleaning process that delivers cleaning comparable to normal washing without using any harmful chemicals.

The commercialization of the Ecologic Shine® products and services are:

  Good for the environment
  Good for the customer
  Good for the vehicle
  Good for the bottom line

We have launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and in this regard Park ‘N Fly has launched an initial test market.  We currently have operations in Atlanta, San Diego and Los Angeles with encouraging results.  No new locations have been established as at December 31, 2011.   We are currently in negotiations with Park ‘N Fly to revise the existing arrangement we have with them.

Ecologic Systems, Inc.

Through our subsidiary, Ecologic Systems, Inc. (“EcoSys”), we intended to develop and manage the “greening” of gas stations along with retrofitting them with alternative energy options and solutions. To build this infrastructure, we intended to provide turnkey management, installation, and integration of equipment procurement, equipment installation, contracting, fuel, and regulatory tax incentive and grant subsidization proposals.

On May 13, 2011, EcoSys presented a proposed transaction to the Company’s Board of Directors in which EcoSys would spin out of the Company, and merge with a newly formed company, thereby facilitating EcoSys’ desire to pursue the alternative retail fuel network.  The Board requested that further information be presented, with a focus on the financials of the proposed business transaction.

In October, 2011, EcoSys met with Amazonas Florestal, Inc. (“Amazonas”), a corporation headquartered in Florida, and a mutual Non-Disclosure Agreement was executed. After the two companies completed due diligence in January, 2012, it became apparent to the EcoSys management that there existed a viable opportunity to enhance shareholder value by combining EcoSys with Amazonas.

The Company’s Board of Directors continues to support the overall business thesis of EcoSys, but is faced with the reality that the lack of development in the alternative fuel retail market is not compatible with the Company’s cash flow requirements. The Company, as the parent of EcoSys, has been unable to raise sufficient working capital to fully exploit and grow the business of EcoSys due to a number of factors, which, in the opinion of the Company’s management, include:

a.   Unfavorable market conditions in the development of retail environmental fuel operations;

b.   A lack of consumer demand of multiple alternative fuels options in the environmental transportation marketplace;

c.   The inconsistent and sometimes contradictory regulatory policies at the local, state and Federal levels regarding alternative fuels;

d.   A reduced government incentive in the form of tax credits and grants to help develop the developing alternative fuel retail market;

e.   The uncertainty of consumer acceptance and commercial adoption in the volumes needed to effectuate the commercialization of the EcoSys business model; and

f.    The uncertain and fluctuating position of car manufacturers regarding what type of alternative fuel vehicles they were going to produce.

The Company’s Board of Directors has therefore made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business and on March 16, 2012 entered into a Share Exchange Agreement and Plan of Merger with Amazonas and EcoSys. The following actions were taken pursuant to the unanimous written consent of the Board of Directors of the Company on March 15, 2012, in lieu of a special meeting of the stockholders.

EcoSys entered into a Share Exchange Agreement with Amazonas wherein EcoSys acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Amazonas in exchange for seventy million (70,000,000) authorized but un-issued shares of common stock of EcoSys. It is intended that the Share Exchange will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and that this Agreement shall be a plan of reorganization for purposes of Section 368(a) of the Code.

Subsequent to the Closing, Amazonas will be a wholly owned subsidiary of EcoSys, the Company will own three percent (3%) of the EcoSys outstanding capital stock (the “EGCT shares”), and the former Amazonas shareholders (“Amazonas Shareholders”) will own ninety-seven percent (97%) of the EcoSys outstanding capital stock. For a period of one hundred and eighty (180) days after the Closing the EGCT Shares will be subject to an anti-dilution provision.  The anti-dilution provision will protect the three (3%) percent ownership of the issued and outstanding capital stock of EcoSys owned by the Company.

Incorporated by reference is our Current Report on Form 8-K filed on March 22, 2012.

Ecologic Car Rentals, Inc.

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

Sales, Marketing, and Advertising

Our primary marketing objective is to convey to customers that we are the only transportation company committed to the environment. We are seeking to appeal to eco-conscious customers by stressing the interrelated environmental and economic benefits of renting our proposed environmentally friendly cars, using our proposed infrastructure, and purchasing our proposed environmental products.

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

3.      develop new facilities that will also be a platform for Ecologic Products

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

Facilities

Our corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401.

Employees

As of December 31, 2011 we had 33 full and part-time employees in addition to our directors and executive officers. We currently have 32 full and part-time employees in addition to our directors and executive officers.

Principal Suppliers

KO Manufacturing, Inc.

Ecologic Shine® products are manufactured exclusively for Ecologic Shine® by KO Manufacturing. Founded in 1976, KO Manufacturing is headquartered in Springfield, MO.

Competition

For waterless car cleaning services, there are three primary competitors:

•       ProntoWash is a company based in Argentina with franchises in the United States. All product and delivery systems are manufactured in Argentina, making it costly to import to the U.S.

•       GeoWash is a 100% franchised company with global franchisees.

•       EcoWash is a 100% franchised company owned and operated in Australia with a third party product supplier.

Dependence on a Few or Major Customers

The company is currently dependent upon one major customer. The major customer for the car cleaning services is Park ‘N Fly, an off airport parking company. In 2011, 100% of sales were attributable to Park 'N Fly. At December 31, 2011, 100% of accounts receivable were due from Park 'N Fly. The Company is currently in negotiations with Park ‘N Fly to revise the existing arrangement we have with them.

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

Intellectual Property

We have an agreement with KO Manufacturing for our Ecologic Shine® products for the exclusive use of the Ecologic Shine® waterless car wash products.

The Company has filed a trademark application with the US office of Trademarks to trademark the name “Ecologic Transportation, Inc.” and the following logo for our company:

On August 17, 2010 the United States Patent and Trademark Office registered a Service Mark consisting of the words Ecologic Shine® as illustrated below.

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

Reports to Security Holders

We are not required to deliver an annual report to our stockholders, but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at www.sec.gov .

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is www.sec.gov .

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

Currently, we have limited operating capital. As of December 31, 2011, our cash available was $29,550. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Item 2. Properties

Our corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401. We lease our headquarters on a month to month basis (suites B and M) for $5,800 per month.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

Item 3. Legal Proceedings

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co.., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants.  Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer.  Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon.   Mr. Plamondon, resigned as Chief Executive Officer of the Company on October 10, 2011.  The Company’s Complaint for Damages includes:  Breach of Fiduciary Duty; Conspiracy to Steal Corporate Assets and Opportunities; Fraud; Breach of Contract; Theft of Corporate Assets and Opportunities; Intentional Tortious Interference with Business Relationships and Negligent Tortious Interference with Business Relationships.

The Case Management Conference scheduled for March 8, 2012 has been extended and the Company intends to aggressively pursue its filing and Complaint for Damages and is seeking $20 million in actual damages and $40 million in punitive damages as well as taking additional legal action to recoup any and all equity securities previously issued to Defendants.  It is anticipated that these actions will be pursuant to a Court Order..

On January 9, 2012 Defendants filed a General Denial to the above action with Affirmative Defenses and Cross Complaints.

We know of no other material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	Mine Safety Standards (N/A)

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

In the United States, our common shares are traded on the Over-the-Counter Bulletin Board under the symbol “EGCT.” The following quotations obtained from Stock Watch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low prices of our common shares for the periods indicated below are as follows:

Quarter Ended (1)	High	Low
December 31, 2011	$0.18	$0.06
September 30, 2011	$0.33	$0.14
June 30, 2011	$0.51	$0.23
March 31, 2011	$0.45	$0.15
December 31, 2010	$0.52	$0.07
September 30, 2010	$0.53	$0.31
June 30, 2010	$0.85	$0.31
March 31, 2010	$1.07	$0.56

(1) Our common shares were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol “USRI”. On June 11, 2009 our trading symbol changed to EGCT. There has been intermittent trading of shares of our common stock since we were approved for quotation.

Our common shares are issued in registered form. Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL, 33701(Telephone 727-289-0010, Facsimile 727-289-0069) is the registrar and transfer agent for our common shares. On, December 31, 2011 the shareholders' list of our common shares pursuant to Island Stock Transfer showed 81 registered shareholders and 24,482,824 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list of 24,482,824 does not include 250,000 shares that have been recorded by the Company but not yet been issued to William B. Nesbitt for cash in the amount of $250.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 16, 2008. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five years at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vested on July 2, 2010 and 120,000 of which vested on July 2, 2011 and 195,000 were granted to four consultants, all of which vested on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were valued at $15,600 and were expensed on the books of the Company as of June 30, 2011. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as of June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49%.

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32 and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32 for a total grant of 3,025,000 stock options . Of the total options granted, 1,000,000 were granted to our Former Chief Executive Officer which vest (i) up to 250,000 at any time after the first 90 days of grant; (ii) up to an additional 250,000 after the second 90 days of grant; (iii) up to an additional 250,000 after the third 90 days of grant; and (iv) up to an additional 250,000 after the fourth 90 days of grant. Of the total options granted, 750,000 were granted to our Chairman of the Board which vest (i) up to 187,500 at any time after the first 90 days of grant; (ii) up to an additional 187,500 after the second 90 days of grant; (iii) up to an additional 187,500 after the third 90 days of grant; and (iv) up to an additional 187,500 after the fourth 90 days of grant. Of the total options granted, 775,000 were granted to five employees which vest (i) up to 193,750 at any time after the first 90 days of grant; (ii) up to an additional 193,750 after the second 90 days of grant; (iii) up to an additional 193,750 after the third 90 days of grant; and (iv) up to an additional 193,750 after the fourth 90 days of grant. Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant. The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500. The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock compensation for the balance of the options granted, for a total value of the options granted of $855,000.

During 2011, a total of $518,100 in deferred compensation has been expensed.   There remains $352,500 in deferred compensation at December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2010 and December 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Our car rental business and our products business intends to provide distribution channels for certain environmental products and both generate certain internal product requirements in order to allow us to be “green” throughout our operation. Initially our business plan calls for the products to be focused on transportation and its ancillary markets.

We are a development stage company in the business of environmental transportation. We are structured with two operating units. Our primary operation is the car rental division which will focus on an environmental car rental operation.

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine®, a device and system for near-waterless car cleaning that delivers cleaning comparable to normal washing without using any harmful chemicals.

The commercialization of the Ecologic Shine® products and services are:

  Good for the environment
  Good for the customer
  Good for the vehicle
  Good for the bottom line

We have launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and in this regard Park ‘N Fly has launched an initial test market.  Since 2008, we have opened and currently have operations in Atlanta, San Diego and Los Angeles, with encouraging results.  An additional location was opened in Houston in March, 2010 but, having not met expectations was subsequently closed in June, 2010 upon mutual agreement by Park ‘N Fly and the Company. No new locations have been established as of December 31, 2011. We are currently in negotiations with Park ‘N Fly to revise the existing arrangements we have with them.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2011 and 2010, which are included herein.

Results of Operations	Year Ended December 31
	2011	2010
Revenue	$401,454	$386,708
Cost of Sales	392,115	368,413
Gross profit (loss)	9,339	18,295
General and Administrative expenses	2,291,212	2,497,780
Operating (loss)	(2,281,873)	(2,479,485)
Interest expense	(123,134)	(49,371)
Interest income	55	81
Net (loss)	$(2,404,952)	$(2,529,135)

Revenue

For the year 2011, revenue in the amount of $401,454 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

For the year 2010, revenue in the amount of $386,708 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the year 2011, cost of sales in the amount of $392,115 consisted of cleaning supplies and direct labor cost, including payroll, related payroll taxes and insurance.

For the year 2010, cost of sales in the amount of $368,413 cleaning supplies and direct labor cost, including payroll, related payroll taxes and insurance.

Increased sales activity at the car washing locations in the year 2011 resulted in an increased cost of sales. An increase in insurance premiums resulted in a decrease in gross profit in the year 2011 of $9,339 compared to a gross profit of $18,295 in the year 2010.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 were $2,291,212 as compared to $2,497,780 for the year ended December 31, 2010.

Significant increases in general and administrative expenses in the year 2011 over 2010 were attributable to the following items:

•       an increase in legal, accounting and professional fees of $93,715 due primarily to a $5,518 increase in our auditors fees, an increase in financial consulting fees of $41,500, an increase in controller fees of $47,021, a $4,788 increase in legal fees and a decrease of $4,860 in fees to various other accounting consultants;

•       a decrease in management consulting fees of $71,488 primarily due to a $70,000 decrease in accrued executive management fees due to the resignation of a principal executive, resulting in only 10 months of expense in 2011 versus 12 months of expense in 2010;

•       an increase in stock compensation expense of $477,150, relating to stock options granted in 2011 valued at $518,100 compared to stock options granted in 2010 valued at $40,950;

•       a decrease in investor relations services from $60,000 in 2010 to none in 2011;

•       a decrease in amortization of stock options of $497,363, primarily due to a decrease in amortization of $811,138 resulting from fully amortized deferred compensation to three consultants in 2010, and an increase in amortization of $84,375 resulting from 12 months of one consultant’s deferred compensation amortization in 2011 compared to only 7 months of amortization in 2010; and one consultant’s fully amortized deferred compensation in 2011 of $229,400;

•       a decrease in other outside services of $32,000 primarily due to a decrease resulting from one-time consultant fee payments made in 2010 of $35,000, and an increase of $3,000 resulting from miscellaneous consulting fees in 2011 compared to none in 2010;

•       a decrease in rent expense of $10,810 due to a decrease in leased office space; and

•       a decrease in capital market expenses of $60,000 attributable to a decrease in financial advisory consultant fee paid in 2011 of $15,000 compared to $75,000 in 2010.

	For the year ended
General and Administrative Expenses	December 31,
	2011	2010	Variances

Legal, accounting and professional fees	$225,981	$132,266	$93,715
Liability and workers compensation insurance	8,268	10,263	(1,995)
Office supplies and miscellaneous expenses	42,925	59,892	(16,967)
Management consulting services	687,000	758,488	(71,488)
Value of stock option grants	518,100	40,950	477,150
Investor relations services	-	60,000	(60.000)
Amortization of deferred stock compensation	454,400	951,763	(497,363)
Other outside services	123,000	155,000	(32,000)
Publicity expense	90,000	90,000	-
Rent expense	82,990	93,800	(10,810)
Travel, entertainment and promotion	24,861	51,406	(26,545)
Capital market expense	15,000	75,000	(60,000)
Bad debts	-	7,993	(7,993)
Payroll taxes and employee benefits	18,687	10,959	7,728

Total General and Administrative Expenses	$2,291,212	$2,497,780	$(206,568)

General and administrative expenses for both 2011 and 2010 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Liquidity and Capital Resources

Working Capital
	At December 31,		Increase/
	2011	2010	(Decrease)
Current Assets	$49,583	$36,138	$13,445
Current Liabilities	1,126,512	526,687	599,825
Working Capital (Deficit)	$(1,076,929)	$(490,549)	$(586,380)

Cash Flows	For the year ended
	December 31,
	2011	2010

Net Cash (Used in) Operating Activities	$(397,922)	$(564,522)
Net Cash Provided by (used in) Investing Activities	-	(600)
Net Cash Provided by Financing Activities	405,893	560,535
Increase (Decrease) in Cash	$7,971	$(4,587)

We had cash in the amount of $29,550 as of December 31, 2011 as compared to $21,579 as of December 31, 2010. We had a working capital deficit of $1,076,929 as of December 31, 2011.

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

As at December 31, 2011, affiliates and related parties are due a total of $2,055,151 which is comprised of loans to the Company of $1,457,443, accrued interest of $99,026, unpaid compensation of $483,467, and unpaid reimbursable expenses of $15,215.  During the year ended December 31, 2011, loans to the Company increased by $350,143, accrued interest increased by $85,242, unpaid compensation increased by $483,467 and reimbursable expenses decreased by $45,344.  The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

Our principal sources of funds have been from sales of our common stock and loans from related parties.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for our ongoing expenses. These cash requirements include working capital, selling, general and administrative expenses, expansion of Ecologic Shine®, and the pursuit of acquisitions. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Personnel

As of December 31, 2011, we had 33 full and part-time employees in addition to our directors and executive officers. Currently, we have 32 full and part-time time employees at our airport car cleaning locations in addition to our directors and executive officers.

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2011:

ASU No. 2010-13:  Issued in April 2010, ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

 ASU 2010-29: Issued in December 2010, ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

Recently Issued Accounting Standards Updates

The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

Trouble Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June, 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September, 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December, 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

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

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	F-1-F-2

Consolidated Balance Sheets as at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from inception (December 16, 2008) to December 31, 2011	F-4

Consolidated Statements of Changes in Stockholders' (deficit) for the period from inception (December 16, 2008) to December 31, 2011.	F -5

Statement of Cash Flows for the years ended December 31, 2011 and 2010, and from inception (December 16, 2008) to December 31, 2011	F-6

Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010.	F-7

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of

Ecologic Transportation, Inc.

(a development stage Company)

We have audited the accompanying consolidated balance sheet of Ecologic Transportation, Inc. (a development stage Company) (the “Company”) as of December 31, 2011,  the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and cumulative from December 16, 2008 (inception) to December 31, 2011 for the statements of operations and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Ecologic Transportation, Inc. (a development stage Company) as of December 31, 2010 and the period from inception (December 16, 2008) to December 31, 2010, were audited by other auditors whose report dated March 31, 2011, expressed an unqualified opinion on those statements.  Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecologic Transportation, Inc. (a development stage Company) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, and cumulative from December 16, 2009 (inception) to December 31, 2011 for the statements of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

Fort Lee, NJ 07024 US

March 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Ecologic Transportation, Inc.

We have audited the accompanying consolidated balance sheet of Ecologic Transportation, Inc. (a development stage Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended, and the period from inception (December 16, 2008) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecologic Transportation, Inc. as of December 31, 2010, the results of its consolidated operations and its consolidated cash flows for the year then ended, and the period from inception (December 16, 2008) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein LLP

Denver, Colorado

March 31, 2011

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash	$29,550	$21,579
Accounts receivable, net	8,030	8,607
Prepaid expenses and other current assets	12,003	5,952

Total Current Assets	49,583	36,138

Other Assets	7,694	9,239

TOTAL ASSETS	$57,277	$45,377

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES:
Current Liabilities
Accounts payable and accrued expenses	$627,830	$466,128
Due to related parties	498,682	60,559
Total Current Liabilities	1,126,512	526,687

Long term Liabilities
Related party loans	1,556,469	1,124,084
Notes & loans payable	307,392	-
Total Long term Liabilities	1,863,861	1,124,084

Total Liabilities	2,990,373	1,650,771

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,732,824 and 23,812,824 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	24,733	23,813
Additional paid in capital	3,223,658	2,147,328
(Deficit) accumulated during the development stage	(6,181,487)	(3,776,535)

Total Stockholders' (Deficit)	(2,933,096)	(1,605,394)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$57,277	$45,377

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended		Inception
	December 31,		(December 16, 2008)
	2011	2010	To December 31, 2011
Revenue	$401,454	$386,708	$822,741

Cost of sales	392,115	368,413	804,360

Gross profit	9,339	18,295	18,381

General and administrative expenses	2,291,212	2,497,780	6,025,372

Operating (loss)	(2,281,873)	(2,479,485)	(6,006,991)

Interest expense	(123,134)	(49,731)	(174,651)
Interest income	55	81	155

Net (loss)	$(2,404,952)	$(2,529,135)	$(6,181,487)

Weighted average common shares outstanding - basic and diluted	24,333,982	23,334,742

Net (loss) per common share - basic and diluted	$(0.10)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31,2011
					DEFICIT
					ACCUMULATED
					DURING THE
	COMMON STOCK		PAID IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL

Balance, December 16, 2008 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for subscription receivable	6,048,741	6,049		(6,049)		-

Contributed Capital			710			710

Net loss					(710)	(710)

Balance, December 31, 2008	6,048,741	6,049	710	(6,049)	(710)	-

Cash paid to satisfy subscription receivable				6,049		6,049

Issuance of common stock for investor relations, web site design and radio operations services at $0.24 to $1.80 per share	750,000	750	119,750			120,500

Issuance of common stock for cash at $0.001 to $0.25 per share	11,612,745	11,613	510,947			522,560

Eliminate Ecologic Sciences, Inc. stock	(17,559,486)	(17,559)	17,559			-

Accounting for shares in USR in reverse acquisition	7,520,834	7,521	(7,521)			-

Recapitalization for reverse acquisition	17,559,486	17,559	(49,467)			(31,908)

Stock cancellations	(3,269,496)	(3,269)	3,269			-

Options issued for consulting			268,267			268,267

Amortization of deferred compensation			148,750			148,750

Net loss					(1,246,690)	(1,246,690)

Balance, December 31, 2009	22,662,824	22,663	1,012,265	-	(1,247,400)	(212,472)

Common stock issued for services	1,150,000	1,150	80,475			81,625

Options issued for consulting			25,350			25,350

Options issued to directors			15,600			15,600

Amortization of deferred compensation			1,013,638			1,013,638

Net loss					(2,529,135)	(2,529,135)

Balance, December 31, 2010	23,812,824	23,813	2,147,328		(3,776,535)	(1,605,394)

Common stock issued for services	670,000	670	13,830			14,500

Common stock issued for cash	250,000	250				250

Options issued to directors			150,000			150,000

Amortization of deferred compensation			544,400			544,400

Amortization of stock options			368,100			368,100

Net loss					(2,404,952)	(2,404,952)

Balance, December 31, 2011	24,732,824	$24,733	$3,223,658	$-	$(6,181,487)	$(2,933,096)

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
				Cumulative From
				December 16, 2008
	For the Years Ended			(Inception) to
	December 31, 2011	December 31, 2010		December 31, 2011

Cash Flow from operations:
Net loss	$(2,404,952)		$(2,529,135)	$(6,181,487)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	1,077,000		1,196,213	2,750,730
Expenses converted to related party loans	229,000		469,500	698,500
Provision for uncollectible accounts	7,993		(7,993)	-
Depreciation	-		600	600
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,417)		26,801	(8,031)
(Increase) in other assets	(4,506)		(4,532)	(17,969)
Increase in accounts & notes payable, accrued expenses, deferred compensation	181,594		223,465	603,638
Increase in due to related parties	523,366		60,559	583,925
Net cash (used in) operating activities	(397,922)		(564,522)	(1,570,094)

Cash Flow from investing activities:
Cash received in reverse merger	-		-	10,448
Cash used to purchase fixed assets	-		(600)	(600)
Net cash provided by (used in) investing activities	-		(600)	9,848

Cash Flow from financing activities:
Net proceeds from related party loans	121,143		560,535	775,727
Contributed capital	-		-	710
Proceeds from loans and notes payable	284,500		-	284,500
Subscriptions received	-		-	6,049
Issuance of capital stock for cash	250		-	522,810
Net cash provided by financing activities	405,893		560,535	1,589,796

Increase (decrease) in cash	7,971		(4,587)	29,550

Cash - beginning of period	21,579		26,166	-

Cash - end of period	$29,550		$21,579	$29,550

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$-	$		$(31,908)
Conversion of related party payable to note payable	$229,000		$469,500	$668,500
Subscription receivable	$-		$-	$6,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-

                                                                                                                       The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

There are two subsidiaries in addition to Ecologic Car Rentals Inc.:

1.     Ecologic Products, Inc., a Nevada Corporation

2.     Ecologic Systems, Inc., a Nevada Corporation

Ecologic Shine®, the first Ecologic product, is a proprietary waterless car cleaning process that has no adverse environmental impact. On September 24, 2009, the Company, through its wholly owned subsidiary Ecologic Products, Inc., entered into a service agreement with Park ‘N Fly Inc., a national off-airport parking company. Pursuant to the terms of the service agreement, the Company has agreed to provide car wash cleaning services using our 100% organic cleaning products, known as Ecologic Shine®, for a period of three years at certain of Park ‘N Fly Inc.’s locations. We opened a location in Atlanta, Georgia on October 19, 2009; in San Diego, California on November 16, 2009; and in Los Angeles, California in December 1, 2009. Subsequently, we opened at an additional lot in Atlanta, Georgia on March 1, 2010.  An additional location was opened in Houston on March 24, 2010 but, having not met expectations, this location was subsequently closed on June 30, 2010 upon mutual agreement by Park ‘N Fly and the Company.

Through our subsidiary, Ecologic Systems, Inc. (“EcoSys”), we intended to develop and manage the “greening” of gas stations along with retrofitting them with alternative energy options and solutions.  To build this infrastructure, we intended to provide turnkey management, installation, and integration of equipment procurement, equipment installation, contracting, fuel, and regulatory tax incentive and grant subsidization proposals.

On May 13, 2011, EcoSys presented a proposed transaction to the Company’s Board of Directors in which EcoSys would spin out of the Company, and merge with a newly formed company, thereby facilitating EcoSys’ desire to pursue the alternative retail fuel network.  The Board requested that further information be presented, with a focus on the financials of the proposed business transaction.

During the months of June through September, 2011, EcoSys prepared its due diligence package, including market forecasts and an extensive business plan, and continued to research strategic business opportunities and potential strategic partners.

The Company determined that, although the EcoSys business plan was strong and there was a positive probability for success, there remained too many uncertainties that were out of the realm of EcoSys’ control.  The Board, therefore, decided to pursue selling the EcoSys business to a better-capitalized company that had longer return on investments horizons.

In October, 2011, EcoSys met with Amazonas Florestal, Inc. (“Amazonas”), a corporation headquartered in Florida, and a mutual Non-Disclosure Agreement was executed.  After the two companies completed due diligence in January, 2012, it became apparent to the EcoSys management that there existed a viable opportunity to enhance shareholder value by combining EcoSys with Amazonas.

The Company’s Board of Directors continues to support the overall business thesis of EcoSys, but is faced with the reality that the lack of development in the alternative fuel retail market is not compatible with the Company’s cash flow requirements. The Company, as the parent of EcoSys, has been unable to raise sufficient working capital to fully exploit and grow the business of EcoSys due to a number of factors, which, in the opinion of the Company’s management, include:

a.   unfavorable market conditions in the development of retail environmental fuel operations;

b.   a lack of consumer demand of multiple alternative fuels options in the environmental transportation marketplace;

c.   the inconsistent and sometimes contradictory regulatory policies at the local, state and Federal levels regarding alternative fuels;

    d.   a reduced government incentive in the form of tax credits and grants to help develop the developing alternative fuel retail market;

e.   the uncertainty of consumer acceptance and commercial adoption in the volumes needed to effectuate the commercialization of the EcoSys business model; and

f.    the uncertain and fluctuating position of car manufacturers regarding what type of alternative fuel vehicles they were going to produce.

The Company’s Board of Directors has therefore made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business and on March 16, 2012 entered into a Share Exchange Agreement and Plan of Merger with Amazonas and EcoSys. The following actions were taken pursuant to the unanimous written consent of the Board of Directors of the Company on March 15, 2012, in lieu of a special meeting of the stockholders.

EcoSys entered into a Share Exchange Agreement with Amazonas wherein EcoSys acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Amazonas in exchange for seventy million (70,000,000) authorized but un-issued shares of common stock of EcoSys. It is intended that the Share Exchange will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and that this Agreement shall be a plan of reorganization for purposes of Section 368(a) of the Code.

Subsequent to the Closing, Amazonas will be a wholly owned subsidiary of EcoSys, the Company will own three percent (3%) of the EcoSys outstanding capital stock (the “EGCT shares”), and the former Amazonas shareholders (“Amazonas Shareholders”) will own ninety-seven percent (97%) of the EcoSys outstanding capital stock. For a period of one hundred and eighty (180) days after the Closing the EGCT Shares will be subject to an anti-dilution provision.  The anti-dilution provision will protect the three (3%) percent ownership of the issued and outstanding capital stock of EcoSys owned by the Company.

The Company has incurred losses since inception resulting in an accumulated deficit of $6,181,487 since inception and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s fiscal year end is December 31.

F-7

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

The Company had an allowance for doubtful accounts of zero at December 31, 2011 and $7,993 at December 31, 2010.

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

The Company’s current revenue stream is from Ecologic Products’ Ecologic Shine®. Through the agreement with Park ‘N Fly, Ecologic Shine® is currently operating in five Park ‘N Fly locations. Park ‘N Fly is billed every two weeks by Ecologic Products for the total cars cleaned, and Park ‘N Fly pays within two weeks of receipt. The Company is currently in negotiations with Park ‘N Fly to revise the existing arrangement.

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

Fair Value of Financial Instruments: ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, prepaid and other current assets, inventory, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, they are receivable or payable on demand.

Recently Adopted Accounting Standards:  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2011:

ASU No. 2010-13:  Issued in April 2010, ASU No. 2010-13 clarifies the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security SU wiltrades. This Al be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

ASU 2010-29: Issued in December 2010, ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

F-7

Recently Issued Accounting Standards Updates: The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

Trouble Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June, 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September, 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December, 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Going Concern: We have incurred losses of $6,181,487 since inception and our ability to continue as a going concern depends upon our ability to develop profitable operations and to continue to raise adequate financing.  We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

F-7

NOTE 3. PREPAID EXPENSES

The prepaid expenses of $12,003 and $5,952 as of December 31, 2011 and 2010, respectively, consist of prepaid insurance premiums.

NOTE 4. LOANS AND NOTES PAYABLE

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

On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 representing monies owed to Kunin Business Consulting for executive services provided by, and expenses reimbursable to, Norman A. Kunin through September 30, 2011 pursuant to the terms and conditions of the existing Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011.  The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. Mr. Kunin was formerly the CFO but resigned August 16, 2011.  On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share.  No other terms of the Note were modified.

Accrued interest at December 31, 2011 was $37,892.

NOTE 5. RELATED PARTY LOANS

As at December 31, 2011, affiliates and related parties are due a total of $2,055,151 which is comprised of loans to the Company of $1,457,443, accrued interest of $99,026, unpaid compensation of $483,467, and unpaid reimbursable expenses of $15,215.  During the year ended December 31, 2011, loans to the Company increased by $350,143, accrued interest increased by $85,242, unpaid compensation increased by $483,467 and reimbursable expenses decreased by $45,344.

The Company’s increase in Related Party Loans of $435,385 is comprised of an increase in already outstanding cash loans of $104,893 from Huntington Chase Financial Group and $16,250 from OFS Capital Group, accrued compensation converted to notes payable in the amount of $229.000, and accrued interest increase of $85,242.  The increases in notes payable for accrued compensation is comprised of an increase of $150,000 in already existing notes payable issued to Huntington Chase Ltd, and RI Heller, Inc., a promissory note issued to The Kasper Group in the amount of $49,000 and a Senior Convertible Promissory Note (the “Senior Note”) issued to William B. Nesbitt in the amount of $30,000. The Senior Note bears interest at a rate of five percent (5%) per annum, and is payable upon completion of certain funding goals of the Company. All other outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

In addition, an assignment of debt was entered into between Huntington Chase Ltd., and The Kasper Group, whereby $400,000 of the funds owed by the Company to Huntington Chase Ltd. was assigned to The Kasper Group, also a related party creditor.  There were no changes in the terms and conditions of the original promissory notes, and there was no increase or decrease to the Company’s Related Party Loans at the date of assignment.

The Company’s increase in Related Party Payables is due to an increase in accrued compensation of $485,647 payable to Huntington Chase, Ltd., The Kasper Group, R.I. Heller, and Calli Bucci, all related party creditors, and a decrease in reimbursable expenses owed to related parties in the amount of $45,344.

Accrued interest at December 31, 2011 was $99,026.

F-7

NOTE 6. STOCKHOLDERS’ (DEFICIT)

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

During January 2009 the Company issued 500,000 common shares for investor relations consulting services valued at $120,000.

During March 2009 the Company issued 9,560,745 common shares for cash at $0.001 per share.

During April 2009 the Company issued 1,200,000 common shares for cash at $0.25 per share.

During April 2009 the Company issued 100,000 common shares for web site design services valued at $180,000, of which $20,833 is deferred at December 31, 2011.

During May 2009 the Company issued 50,000 common shares for web site design services valued at $90,000 of which $10,417 is deferred at December 31, 2011.

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

Effective July 2, 2009, the Company issued 7,520,834 common shares to the shareholders of predecessor Ecologic Transportation, Inc. (formerly USR Technology, Inc.), on an exchange basis of one share of Ecologic Sciences, Inc. (formerly Ecologic Transportation, Inc.) common stock for each share of Ecologic Transportation, Inc. (formerly USR Technology, Inc.), common stock.

During July 2009, certain stockholders canceled 1,900,002 post split shares of common stock for no consideration.

During October 2009, certain stockholders canceled 1,369,494 post split shares of common stock for no consideration.

During October 2009 the Company issued 852,000 shares of its common stock for $213,000 in cash.

During May 2010 the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $450,000 of which $84,375 is deferred at December 31, 2011.

On May 20, 2010 the Company entered into a Memorandum of Understanding and Binding Effect (“Memorandum”) with Wakabayashi Fund, LLC (“Wakabayashi”) to cancel the agreement that the Company entered into with Wakabayashi on May 11, 2010 wherein Wakabayashi was to provide institutional market awareness and public relations services to the Company. Under the original agreement, the Company issued to Wakabayashi a retainer of 250,000 shares of the Company’s common stock (the “Shares”). Under the terms of the Memorandum, Wakabayashi agreed to return the Shares and the Company agreed to cancel the Shares and issue 50,000 new shares valued at $0.45 per share for a total of $22,500 of stock compensation expense to Wakabayashi (the “Replacement Shares”).  The Company has recorded the cancellation and issuance as stated above in 2010.

During September 2010, the Company issued 100,000 shares for services valued at $31,000.

On April 1, 2011, the Company issued 620,000 restricted shares of common stock for services for the period April 1, 2011 to September 30, 2011.  As a result, the Company recorded a total of $229,400 of deferred compensation, which has been fully amortized in 2011.

On May 9, 2011, the Company issued 50,000 of restricted shares of the Company’s common stock relating to the April 1, 2011 amendment to the Agreement for Executive Services with Kunin Business Consulting. The shares were valued at $14,500.

On December 16, 2011 the Company issued 250,000 shares of its common stock for cash at $0.001 per share.

The Company expensed deferred stock compensation of $544,400 for the year ended December 31, 2011.  There remains $131,225 of deferred stock compensation which will be expensed over the following six months.

As at December 31, 2011 the Company has 24,732,824 common shares issued and outstanding.

F-7

NOTE 7. WARRANTS AND OPTIONS

In conjunction with the reverse acquisition in July 2009, the Company assumed 90,250 warrants outstanding with an exercise price of $2.50. The warrants expired on September 30, 2011.

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five years at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vest on July 2, 2010 and 120,000 of which vest on July 2, 2011 and 195,000 were granted to four consultants, all of which vest on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were recorded on the books as prepaid expense of $15,600 as of June 30, 2010, and were expensed in the current year. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as at June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49%.

On October 1, 2009 the Company entered into a consulting agreement for services under which the Company issued 2,287,547 options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vested on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing The Black Scholes Valuation at $989,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The full amount was amortized during 2009 and 2010. Assumptions used in valuing the options: expected term is 3.67 years, expected volatility is 0.33, risk-free interest rate is 2.00%, and dividend yield is 0.00%.

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32 and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32 for a total grant of 3,025,000 stock options . Of the total options granted, 1,000,000 were granted to our Former Chief Executive Officer which vest (i) up to 250,000 at any time after the first 90 days of grant; (ii) up to an additional 250,000 after the second 90 days of grant; (iii) up to an additional 250,000 after the third 90 days of grant; and (iv) up to an additional 250,000 after the fourth 90 days of grant. Of the total options granted, 750,000 were granted to our Chairman of the Board which vest (i) up to 187,500 at any time after the first 90 days of grant; (ii) up to an additional 187,500 after the second 90 days of grant; (iii) up to an additional 187,500 after the third 90 days of grant; and (iv) up to an additional 187,500 after the fourth 90 days of grant.  Of the total options granted, 775,000 were granted to five employees which vest (i) up to 193,750 at any time after the first 90 days of grant; (ii) up to an additional 193,750 after the second 90 days of grant; (iii) up to an additional 193,750 after the third 90 days of grant; and (iv) up to an additional 193,750 after the fourth 90 days of grant.  Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock compensation for the balance of the options granted, for a total value of the options granted of $855,000.

During 2011, a total of $518,100 in deferred compensation has been expensed.   There remains $352,500 in deferred compensation at December 31, 2011.

As at December 31, 2011 the Company has no Warrants and 5,747,547 Options issued and outstanding.

	Number	Weighted
	of	Average
Warrants	Shares	Exercise
Price

Outstanding at December 31, 2010	90,250	$2.500
Issued	-	-
Exercised	-	-
Expired / Cancelled	(90,250)	$2.500
Outstanding at December 31, 2011	-	-

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	2.75	$571,887	$ 0.25
$0.473	435,000	3.50	205,755	$0.47
$0.320	1,750,000	4.25	560,000	$0.32
$0.320	1,275,000	9.25	408,000	$0.32
	5,747,547		$1,745,642	$$0.30

	Number	Weighted
	of	Average
Options	Shares	Exercise
		Price

Outstanding at December 31, 2010	2,722,547	$0.28
Issued	3,025,000	0.30
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at December 31, 2011	5,747,547	$0.29

F-7

NOTE 8. COMMITMENTS AND CONTINGENCIES

On October 12, 2009 the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to perform the following services; strategic business consulting, capital raising activities, strategic partnership in both the private and public sectors, merger and acquisition advisory and corporate communications strategy. The economics of the agreement are as follows; an engagement fee of £15,625 pound sterling (USD$23,437) was to be paid upon signing. The Company negotiated to pay £7,812.50 pound sterling (USD$12,481) upon signing and the remaining £7,812.50 pounds sterling after the Company raises a minimum of $1,000,000. The agreement provides for a monthly retainer fee of £15,625 pounds sterling (USD $23,437) which will accrue on a daily basis payable monthly in arrears; such fee will be deferred and will commence, with arrears also being payable, immediately upon the receipt by Ecologic of a minimum aggregate $2,000,000. Innovator receives a 5% fee of all monies raised for the Company. As at December 31, 2011, the Company and Innovator are in dispute with respect to the Innovator Agreement, however it is management’s belief that the outcome will not adversely affect the Company.

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting   agreement with the  Company dated effective October 1, 2009.   The consulting  agreement   provides f or  Matrix Advisors to deliver advisory services to the Company for a period of three years for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three years from September 1, 2009. The vesting period for the options ended on September 1, 2010. On November 24, 2010, Matrix waived its right of first refusal to participate in the financing transaction contemplated in the engagement letter between BMO Capital Markets Corp. and the Company.

On May 18, 2010 the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services of Prominence, the Company issued to Prominence 1,000,000 restricted common shares of the Company valued at $0.45 for a per share which was the stock price on May 18, 2010, the date of issuance. The Company recorded $28,125 as operating expense for the period May 18, 2010 to September 30, 2010 and deferred compensation of $421,875,  which is being amortized through May 18, 2012.  The Company expensed $225,000 and $140,625of deferred compensation for the year ended December 31, 2011 and 2010, respectively, and has a deferred compensation balance of $46,875 and $309,375 at December 31, 2011 and 2010, respectively.

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement is for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of $5,000 per month, payment of which is deferred until the Company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. The Company will reimburse KBC for services already rendered in the one-time amount of $25,000, which has been recorded as a fee payable as of December 31, 2011.

On April 1, 2011, the Company amended the Agreement for Executive Services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC (the “Amendment”).  The Amendment (i) increased the monthly Executive Fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of the Company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.  The Amendment also stipulates that KBC shall be paid accrued fees up to a maximum of 5% of the net amount of debt or equity capital received by the Company after payment of Placement Agent Fees.  As of December 31, 2011, the Company has accrued $144,500 in Executive Fees and expense reimbursements payable to KBC, for which the Company executed a Convertible Promissory Note (the “Note”).  The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share.  On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share.  No other terms of the Note were modified.

F-7

On April 1, 2011 the Company entered into an independent consulting agreement (“the Oracle Agreement”) with Oracle Capital Partners, LLC (“Oracle”) wherein Oracle was engaged to represent the Company in investors’ communications and public relations from the date of issuance of the Remuneration Shares until September 30, 2011.  Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of Six Hundred Twenty Thousand (620,000) restricted shares of the Company’s common stock at par value (the “Remuneration Shares”).  The Remuneration Shares were recorded on the books and records of the Company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and has been amortized ratably over the period April 1, 2011 to September 30, 2011.  The Oracle Agreement expired on September 30, 2011.

On April 12, 2011 the Company entered into a non-exclusive Placement Agent Agreement with View Trade Securities, Inc. to act as the Company’s exclusive agent to sell up to $2,000,000 of the Company’s Senior Convertible Notes and paid View Trade a fee of $15,000. As of December 31, 2011, the Company is no longer pursuing the efforts of View Trade.

In August, 2011, Mr. Kunin resigned as Chief Financial Officer if the Company due to certain health conditions.  However, Mr. Kunin continues to provide advisory services to the Company.  As such, the Advisory Agreement dated July 1, 2010, and subsequent amendment dated April 1, 2011, has been terminated, and a Consulting Agreement was negotiated.

On August 2, 2011 The Company entered into a Consulting Agreement with Kunin Business Consulting for the consulting services of Norman A. Kunin effective August 2, 2011.  The Consulting Agreement is for an initial term of 2 years, and provides for monthly compensation in the amount of $5,000 for the first 12 months, increasing to $7,500 per month for an additional 12 months, a monthly allowance of $300 for transportation costs, and the issuance of 100,000 common stock warrants exercisable for three (3) years at a price of $0.001 per share.  All cash compensation payable under this agreement shall be deferred until the Company meets certain funding goals.

On September 21, 2011, the Company engaged William B Nesbitt to serve as Chief Operating Officer of the Company.  The engagement is to provide the Company with additional internal support for the daily operations of the Company.  The terms of Mr. Nesbitt’s engagement includes compensation in the amount of $10,000 per month on a consultant basis for his services, reporting directly to the Company’s Chief Executive Officer and Board of Directors.

On October 10, 2011, William N. Plamondon III resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon has claimed to the Company that he was constructively discharged on this date, but the Company denies such claim. The employment agreement with William N. Plamondon III, dated January 30, 2009, which provided for compensation in the amount of $35,000 per month and standard health benefits, was terminated effective October 31, 2011. The employment agreement with Mr. Plamondon contains certain terms with respect to remuneration received or that may be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000. Mr. Plamondon’s employment agreement is included as Exhibit Number 10.1 – Material Contracts.

The Company entered into an employment agreement with Mr. Nesbitt effective November 1, 2011, for his services as President and Chief Executive Officer of the Company.  The Agreement supersedes any other existing engagement for Mr. Nesbitt’s services.   The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party.  The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 thereafter, contingent upon certain funding of the Company.  Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant upon certain funding, and annual Performance Options.

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co.., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants.  Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer.  Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon.   Mr. Plamondon resigned as Chief Executive Officer of the Company on October 10, 2011.  The Company’s Complaint for Damages includes:  Breach of Fiduciary Duty; Conspiracy to Steal Corporate Assets and Opportunities; Fraud; Breach of Contract; Theft of Corporate Assets and Opportunities; Intentional Tortious Interference with Business Relationships and Negligent Tortious Interference with Business Relationships.

The Case Management Conference scheduled for March 8, 2012 has been extended and the Company intends to aggressively pursue its filing and Complaint for Damages and is seeking $20 million in actual damages and $40 million in punitive damages.

The Company also intends to take additional legal action to recoup any and all equity securities previously issued to Defendants.

On January 9, 2012 Defendants filed a General Denial to the above action with Affirmative Defenses and Cross Complaints.

F-7

NOTE 9. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$2,275,000	$1,363,000
Less valuation allowance	(2,275,000)	(1,363,000)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $912,000 during 2011.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between December 31, 2011 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

On January 31, 2012, the former Chief Financial Officer, Norman A. Kunin, converted his debt in the amount of $147,909 into 462,214 restricted shares of the Company’s common stock at $0.32 per share.

On February 6, 2012, two Directors of the Company received the right to purchase 250,000 each shares of common stock at par value of $0.001 for their services over and above their roles as Directors of the Company.  Both Directors elected to purchase the shares and, as a result, a total of 500,000 restricted shares of the Company’s common stock were issued for $250 cash.

On February 6, 2012, William B. Nesbitt, the Company’s Chief Executive Officer, was afforded the opportunity to purchase 500,000 shares of common stock at par value of $0.001 for his contribution to the Company prior to executing an employment agreement with the Company.  Mr. Nesbitt elected to purchase the shares and, as a result, 500,000 restricted shares of the Company’s common stock were issued for $500 cash.

On February 29, 2012, 50,000 restricted shares of the Company’s common stock were issued to a consultant in exchange for services provided valued at $5,000.

At April 10, 2012, there were 26,245,038 shares of common stock issued and outstanding.

On March 16, 2012, the Company and its wholly owned subsidiary Ecologic Systems, Inc. (“EcoSys”), entered into a Share Exchange Agreement with Amazonas Florestal, Inc. (“Amazonas”), wherein EcoSys acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Amazonas in exchange for seventy million (70,000,000) authorized but un-issued shares of common stock of EcoSys. It is intended that the Share Exchange will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and that this Agreement shall be a plan of reorganization for purposes of Section 368(a) of the Code.

Subsequent to the Closing, Amazonas will be a wholly owned subsidiary of EcoSys, the Company will own three percent (3%) of the EcoSys outstanding capital stock, and the former Amazonas shareholders will own ninety-seven percent (97%) of the EcoSys outstanding capital stock. For a period of one hundred and eighty (180) days after the Closing the EGCT Shares will be subject to an anti-dilution provision.  The anti-dilution provision will protect the three (3%) percent ownership of the issued and outstanding capital stock of EcoSys owned by the Company.

In connection with the lawsuit filed by the Company on November 15, 2011 (see Note 9. Commitments and Contingencies), against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co.., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants, the Defendants filed a General Denial to the action with Affirmative Defenses and Cross Complaints on January 9, 2012.  The Case Management Conference was scheduled for March 8, 2012, but has been extended and the Company intends to aggressively pursue its filing and Complaint for Damages and is seeking $20 million in actual damages and $40 million in punitive damages.

The Company also intends to take additional legal action to recoup any and all equity securities previously issued to Defendants.

During the period January 1, 2012 through March 31, 2012 the Company increased its loans from related parties by $156,967, from a total of $2,055,151 at December 31, 2011 to $2,212,118 at March 31, 2011. The increase represents cash loans to the Company in the amount of $33,500, accrued compensation owed to related parties in the amount of $99,500, and accrued interest of $23,967.  The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 6, 2012, the Audit Committee and the Board of Directors of Ecologic Transportation, Inc. (the “Company”) dismissed StarkSchenkein, LLP (“Stark”), the Company’s former independent registered public accounting firm. On March 7, 2012, the Audit Committee and the Board of Directors of the Company selected Stan J.H. Lee, CPA (the “New Accountant”) to serve as the Company’s auditor for the fiscal year ended December 31, 2011.

The audit reports of the Company on its financial statements for the past two fiscal years ended December 31, 2009 and 2010 did not contain any adverse opinion, disclaimer of opinion, modification or qualification as to uncertainty, audit scope or accounting principles except for a going concern opinion. During the Company’s fiscal years ended December 31, 2009 and 2010 and the subsequent interim period up to March 6, 2012 there were no disagreements with Stark, whether or not resolved, on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of Stark, would have caused Stark to make reference to the subject matter of such disagreement in connection with its report on the Company’s financial statements for such periods.

The Company has provided Stark a copy of the foregoing disclosures. Exhibit 16.1, incorporated by reference, is a copy of the letter from Stark dated March 22, 2012, stating its agreement with such statements.

During our two most recent fiscal years and through March 7, 2012, prior to engaging the New Accountant, we have not consulted with the New Accountant with respect to the application of accounting principles to a specified transaction, either completed or proposed, or any other matter.

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

As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

                                                                                                                                                                               29

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Effective August 9, 2011, Shelly J. Meyers resigned from the Board of Directors of the Company.

Effective August 16, 2011, Norman A. Kunin resigned his position as Chief Financial Officer of the Company due to health reasons. Mr. Kunin has entered into a consulting agreement with the Company to provide financial services and advice to the Company, and support to Ms. Bucci.

Effective August 16, 2011, Calli R. Bucci, Controller of the Company since January, 2010, was appointed interim Chief Financial Officer of the Company.

On October 10, 2011, William N. Plamondon III resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon has claimed to the Company that he was constructively discharged on this date, but the Company denies such claim.

On November 1, 2011, the Board of Directors of the Company accepted the resignation of Mr. Plamondon, and appointed William B. Nesbitt, Chief Operating Officer of the Company, as successor in the position of President and Chief Executive Officer.

Effective November 1, 2011, Erin E. Davis resigned as Secretary and Vice President of Marketing and Communications.

Effective November 1, 2011, Paul Christensen resigned as Vice President of Rental Operations of the Company.

Effective November 1, 2011, Calli R. Bucci was appointed as Secretary of the Company.

On November 5, 2011 Mr. Plamondon resigned as a member of the Board of Directors of the Company and its subsidiaries.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William B. Nesbitt	President and Chief Executive Officer Director	72	November 1, 2011 November 6, 2011
John L. Ogden	Director	58	March 3, 2008
Edward W. Withrow III	Chairman of the Board and Director	47	July 2, 2009
Edward W. Withrow Jr.	Director	74	July 2, 2009
Dr. Martin A. Blake	Director	55	August 12, 2010
Calli R. Bucci	Chief Financial Officer Secretary	47	August 16, 2011 November 1, 2011

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

William B. Nesbitt, President, Chief Executive Officer and Director

Mr. Nesbitt is a graduated from Cornell University with a BS degree in Hotel and Service Industry Management from the School of Hotel Administration.  He started a car rental company in New York City called Olin’s Rent A Car which grew into a major presence in New York and subsequently opened branches in Florida to utilize its off season fleet and serve its vacationing New York customers. Olin’s strategy was as a market niche company avoiding the airports and focusing on local neighborhoods and businesses.

Mr. Nesbitt left Olin’s for an opportunity to work for Walter Wriston at Citibank where he participated in the development of the Automatic Teller Machine and a major reduction on branch cost and footprint, with a very substantial increase in customer convenience and deposits.

Mr. Nesbitt rejoined his old company in Florida which had changed its name to Alamo Rent A Car. He was initially responsible for branches and for fleet utilization. He developed a capacity planning system to help predict the numbers of reservations, pricing potential and no show expectations. This allowed the company to achieve fleet utilization far above the competition. He later led the expansion of Alamo across the country and into foreign markets. With expansion complete, Bill focused on marketing and sales to major wholesale suppliers and partners such as the airlines, travel consortiums, cruise lines and large corporations.

Since the sale of Alamo, Mr. Nesbitt has focused on several successful company startup and acquisition projects as well as developing customer loyalty retail marketing programs for Harley Davidson dealerships and marine products companies.

 Mr. Nesbitt comes to us with 40+ years of experience not only in the car rental business, but wide experience in company building, corporate expansion and controls. We look forward to his contributions to our efforts to build and maintain a world class environmental transportation business.

John L. Ogden, Director

Mr. Ogden has more than 30 years’ experience in energy corporate finance, international negotiations, corporate and asset acquisition, business development and energy company management. Since 1995 he has been a principal and managing director of Wood Roberts, LLC, an energy corporate financial advisory firm based in Houston, Texas. Between 1985 and 1995, he managed an independent corporate financial consulting business specializing in domestic and international energy issues, providing M&A advice, and strategic corporate financial consulting services. Mr. Ogden graduated from the University of Leeds, England, with a Bachelor of Laws (honors) and is qualified as a Barrister-at-Law in England.

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

Calli R. Bucci, Secretary and Chief Financial Officer

Ms. Bucci has over 25 years experience in the field of finance and business management. Prior to holding the position of interim Chief Financial Officer at Ecologic Transportation, Ms. Bucci has been Controller of the Company since January 2010, and was responsible for general ledger, quarterly certified reviews, annual audits, preparation for SEC filings, customer billing and invoicing, multi-state payroll, licenses and consolidated corporate income taxes.Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes. From July, 2003, Ms. Bucci held the position of Senior Accountant at Lagnese, Peyrot & Mucci where she was responsible for financial transactions, contract administration, audits, general ledger reviews and annual tax preparation. Ms. Bucci attended the University of California Berkley, majoring in Accounting.

William N. Plamondon III, former President, former Chief Executive Officer and former Director

On November 1, 2011, Mr. Plamondon resigned his positions as the Company’s President and Chief Executive Officer. He resigned as Director on November 5, 2011. He is succeeded by William B. Nesbitt.

Shelly J. Meyers, former Director

Shelly Meyers resigned as Director on August 9, 2011.

Norman A. Kunin, C.P.A., former Chief Financial Officer

Mr. Kunin resigned his  position as Chief Financial Officer of the Company effective August 16, 2011due to health reasons. He will continue to provide services to the Company on a consultant basis. Calli R. Bucci has been appointed interim Chief Financial Officer.

Erin E. Davis, former Corporate Secretary and Vice President of Marketing and Communications

Ms. Davis resigned her positions as Corporate Secretary and Vice President of Marketing and Communications as of November 1, 2011.  She is succeeded by Calli R. Bucci.

Paul Christensen, former Vice President of Rental Operations

Mr. Christensen resigned his position as Vice President of Rental Operations on November 1, 2011.

Family Relationships

Other than as described below, there are no family relationships among our directors or executive officers.

Edward W. Withrow, Jr. is the father of Edward W. Withrow III.  Erin E. Davis is the wife of William N. Plamondon III.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of John L. Ogden and Edward W. Withrow Jr. Effective August 9, 2011, John L. Ogden was appointed chair of the audit committee. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the calendar year 2011, aside from quarterly review teleconferences and the matter of replacement of our auditors, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings

Item 11.	Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a)    our principal executive officer;

(b)   each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)    up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William N. Plamondon III former President,, CEO, and Director (1)	2011 2010 2009	350,000 420,000 245,000	None None None	None None None	135,000(1) None None	None None None	None None None	None None None	485,000 420,000 245,000
Edward W. Withrow III, Chairman of the Board and Director (2)	2011 2010 2009	180,000 180,000 120,000	None None None	None None None	101,250(2) None None	None None None	None None None	None None None	281,250 180,000 120,000

(1)

William N. Plamondon III was granted 1,000,000 options on April 19, 2011, with a total value of $270,000. As of December 31, 2011, $135,000 was vested. Mr. Plamondon resigned as chief executive officer and director on November 1, 2011.

(2)

Edward W. Withrow III is the Founder and Chairman of the Board for Ecologic Transportation, Inc. Mr. Withrow was granted 750,000 options on April 19, 2011, with a total value of $202,500. As of December 31, 2011, $101,250 was vested.

Stock Options/SAR Grants

During the year ended December 31, 2011, we granted the following stock options to directors and officers:

On April 19, 2011, Edward W. Withrow III was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 750,000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, John Ogden was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 150, 000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, Martin Blake was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 50,000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, E. William Withrow Jr. was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 150, 000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, Calli R. Bucci was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 50,000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, William N. Plamondon was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 1,000,000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, Erin Davis was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 250,000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, Paul Christensen was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 100,000 shares of the Company’s common stock at a price of $0.32 per share.

On April 19, 2011, Shelley Meyers was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 150,000 shares of the Company’s common stock at a price of $0.32 per share.

On October, 1, 2011, William B. Nesbitt was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 1,500,000 shares of the Company’s common stock at a price of $0.20 per share.

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

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended December 31, 2011 or December 31, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

On June 30, 2010 the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five year at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vest on July 2, 2010 and 120,000 of which vest on July 2, 2011 and 195,000 were granted to four consultants, all of which vest on July 2, 2010. The value of the options using the Black-Scholes valuation method is $0.13 per share or $56,550. The 120,000 Directors’ options vesting at any time after July 2, 2010 were valued at $15,600 and were expensed on the books of the Company at June 30, 2010. The 120,000 Directors’ options vesting on or after July 2, 2011 were valued at $15,600 and were expensed on the books of the Company at July 2, 2011. The 195,000 Consultants’ options vesting at any time after July 2, 2010 were valued at $25,350 and were expensed on the books of the Company as at June 30, 2010. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49%.

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32 and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32 for a total grant of 3,025,000 stock options . Of the total options granted, 1,000,000 were granted to our Former Chief Executive Officer which vest (i) up to 250,000 at any time after the first 90 days of grant; (ii) up to an additional 250,000 after the second 90 days of grant; (iii) up to an additional 250,000 after the third 90 days of grant; and (iv) up to an additional 250,000 after the fourth 90 days of grant. Of the total options granted, 750,000 were granted to our Chairman of the Board which vest (i) up to 187,500 at any time after the first 90 days of grant; (ii) up to an additional 187,500 after the second 90 days of grant; (iii) up to an additional 187,500 after the third 90 days of grant; and (iv) up to an additional 187,500 after the fourth 90 days of grant. Of the total options granted, 775,000 were granted to five employees which vest (i) up to 193,750 at any time after the first 90 days of grant; (ii) up to an additional 193,750 after the second 90 days of grant; (iii) up to an additional 193,750 after the third 90 days of grant; and (iv) up to an additional 193,750 after the fourth 90 days of grant. Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant. The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500. The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock compensation for the balance of the options granted, for a total value of the options granted of $855,000.

During 2011, a total of $518,100 in deferred compensation has been expensed.   There remains $352,500 in deferred compensation at December 31, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2011.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

On October 12, 2009 the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years.

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement is for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company. The term of the engagement is for one year commencing on July 1, 2010, with a one year option to continue upon mutually agreeable terms. Executive fee compensation is at the rate of $5,000 per month, payment of which is deferred until the Company is capitalized with a minimum of $1,000,000, but will continue to accrue on a monthly basis. The Company will reimburse KBC for services already rendered in the one-time amount of $25,000, which has been recorded as a fee payable as of December 31, 2011.

On April 1, 2011, the Company amended the Agreement for Executive Services dated July 1, 2010 with Kunin Business Consulting, a division of Ace Investors, LLC (the “Amendment”).  The Amendment (i) increased the monthly Executive Fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance, not later than May 1, 2011, of 50,000 restricted shares of the Company’s common stock (“Kunin Shares”) the Kunin shares were issued on May 9, 2011.  The Amendment also stipulates that KBC shall be paid accrued fees up to a maximum of 5% of the net amount of debt or equity capital received by the Company after payment of Placement Agent Fees.  As of December 31, 2011, the Company has accrued $144,500 in Executive Fees and expense reimbursements payable to KBC, for which the Company executed a Convertible Promissory Note (the “Note”).  The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share.  On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share.  No other terms of the Note were modified.

In August, 2011, Mr. Kunin resigned as Chief Financial Officer if the Company due to certain health conditions.  However, Mr. Kunin continues to provide advisory services to the Company.  As such, the Advisory Agreement dated July 1, 2010, and subsequent amendment dated April 1, 2011, has been terminated, and a Consulting Agreement was negotiated.

On August 2, 2011 The Company entered into a Consulting Agreement with Kunin Business Consulting for the consulting services of Norman A. Kunin effective August 2, 2011.  The Consulting Agreement is for an initial term of 2 years, and provides for monthly compensation in the amount of $5,000 for the first 12 months, increasing to $7,500 per month for an additional 12 months, a monthly allowance of $300 for transportation costs, and the issuance of 100,000 common stock warrants exercisable for three (3) years at a price of $0.001 per share.  All cash compensation payable under this agreement shall be deferred until the Company meets certain funding goals.

On September 21, 2011, the Company engaged William B Nesbitt to serve as Chief Operating Officer of the Company.  The engagement is to provide the Company with additional internal support for the daily operations of the Company.  The terms of Mr. Nesbitt’s engagement includes compensation in the amount of $10,000 per month on a consultant basis for his services, reporting directly to the Company’s Chief Executive Officer and Board of Directors.

On October 10, 2011, William N. Plamondon III, the Company’s Chief Executive Officer, resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon has claimed to the Company that he was constructively discharged on this date, but the Company denies such claim. The employment agreement with William N. Plamondon III, dated January 30, 2009, which provided for compensation in the amount of $35,000 per month and standard health benefits, was therefore terminated effective October 31, 2011. The employment agreement with Mr. Plamondon contains certain terms with respect to remuneration received or that may be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000. Mr. Plamondon’s employment agreement is included as Exhibit Number 10.1 – Material Contracts.

On November 1, 2011, the Board of Directors of the Company accepted the resignation of Mr. Plamondon, and appointed William B. Nesbitt, Chief Operating Officer of the Company, as successor in the position of President and Chief Executive Officer.  The Company entered into an employment agreement with Mr. Nesbitt effective November 1, 2011, for his services as President and Chief Executive Officer of the Company.  The Agreement supersedes any other existing engagement for Mr. Nesbitt’s services.   The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party.  The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 thereafter, contingent upon certain funding of the Company.  Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant upon certain funding, and annual Performance Options.

We have not entered into any employment agreement or consulting agreement with our directors and executive officers except for the Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009), the consulting agreement dated October 21, 2009 between our company and Huntington Chase, Ltd. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010), the Advisory agreement dated July 1, 2010 between our company and Kunin Business Consulting (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 16, 2010) and the Employment Agreement effective November 1, 2011 between our company and William B. Nesbitt (included in this filing as Exhibit 10.17).

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

The Company’s employment agreement with William Plamondon, our chief executive officer, contains certain terms with respect to remuneration received or that may be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000. Mr. Plamondon’s employment agreement is included as Exhibit Number 10.1 – Material Contracts, incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 6, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock (1)
William N. Plamondon III 4240 Galt Ocean Drive Ste. 404 Fort Lauderdale, FL 33308	4,059,750 (3)	15.469%
Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90401	3,613,741	13.769%
Erin E. Davis 4240 Galt Ocean Drive Ste. 404 Fort Lauderdale, FL 33308	1,000,000 (4)	3.810%
Katsuka Sandoval 1327 Ocean Ave. Suite B Santa Monica, CA 90401	1,000,000 (5)	3.810%
John L. Ogden 675 Bering Drive Suite 675 Houston, TX 77057	727,500 (2)	2.772%
William B. Nesbitt 549 Carcaba Road Saint Augustine, FL 32084	750,000	2.858%
Norman A. Kunin 1390 Redsail Circle Westlake Village, CA 91361	562,214	2.142%
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	300,000	1.143%

(1) Based on 26,245,038 shares outstanding as of April 6, 2012.

(2) On January 18, 2011 Mr. Ogden acquired 100% of the issued and outstanding stock of Chapelco, Inc., (“Chapelco”) a corporation that owned 266,666 shares of common stock of the Company. On March 18, 2011 ownership of the Company’s common stock was transferred from Chapelco to John Ogden.

(3) More than 5% ownership
(4) More than 5% owner by direct relation (wife of William B. Plamondon).
(5) More than 5% owner by direct relation (wife of Edward W. Withrow III).

Directors and Officers as a Group (5 individuals)	5,953,455	22.68%
More than 5% ownership (3 individuals)	6,059,750	23,09%
Total (8 individuals)	12,013,205	45.77%

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

Director Independence

We currently act with five directors, consisting of John L. Ogden, Edward W. Withrow III,  William B. Nesbitt, Edward W. Withrow Jr., and Dr. Martin A. Blake. We have determined that Dr. Martin A. Blake is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accountants Fees and Services

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011 $	December 31, 2010 $
Audit Fees	36,000	35,704
Audit Related Fees	0	0
Tax Fees	4,700	5,000
All Other Fees	0	0
Total	40,700	40,704

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

(incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Keppler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.11	Consulting Agreement with Huntington Chase for Advisory Services dated October 12, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.13

Independent Consulting Agreement between our company and Prominence Capital, LLC effective as of April 5, 2010

(incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.14*	Agreement dated November 23, 2010 with BMO Capital Markets

10.15

Independent Consulting Agreement between our company and Oracle Capital Partners, LLC effective as of April 1, 2011.

(incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.16

Placement Agent Agreement between our company and View Trade Securities, Inc. effective as of April 12, 2011.

(incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.17*	Employment Agreement between our company and William B. Nesbitt effective as of November 1, 2011

10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012).

(16)	Auditors Letters

16.1	Letter dated March 22, 2012 from StarkSchenkein, LLP addressed to the Securities and Exchange Commission. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

16.2*	Auditor Consent Letter dated March 27, 2012 from Stan J.H. Lee, CPA

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.
Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William B. Nesbitt

31.2*	Section 302 Certification of Calli R. Bucci

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William B. Nesbitt

32.2*	Section 906 Certification of Calli R. Bucci

(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.

Dated: April 16, 2012	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 16, 2012	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer, and Director

(Principal Executive Officer)

Dated: April 16, 2012	/s/ John L. Ogden
John L. Ogden
Director

Dated: April 16, 2012	/s/ Edward W. Withrow III
Edward W. Withrow III
Director

Dated: April 16, 2012	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
Director

Dated: April 16, 2012	/s/ Martin A.Blake
Martin A. Blake
Director

Dated: April 16, 2012	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)