Form 10-Q
period 2012-05-16
Ecologic Transportation, Inc.
filed 2012-05-16
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  [ ] YES [X] NO

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

26,245,038 common shares issued and outstanding as of May 11, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three months ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Cash	$29,834	$29,550
Accounts receivable, net	20,771	8,030
Prepaid expenses and other current assets	5,247	12,003

Total Current Assets	55,852	49,583

Other Assets	8,060	7,694

TOTAL ASSETS	$63,912	$57,277

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES:
Current Liabilities
Accounts payable and accrued expenses	$670,554	$627,830
Due to related parties	568,182	498,682
Total Current Liabilities	1,238,736	1,126,512

Long term Liabilities
Related party loans	1,591,740	1,556,469
Notes & loans payable	166,575	307,392
Total Long term Liabilities	1,758,315	1,863,861

Total Liabilities	2,997,051	2,990,373

STOCKHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 26,245,038 and 24,732,834 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	26,245	24,733
Additional paid in capital	3,866,555	3,223,658
(Deficit) accumulated during the development stage	(6,825,939)	(6,181,487)

Total Stockholders' (Deficit)	(2,933,139)	(2,933,096)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$63,912	$57,277

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
	For the three months ended		(December 16, 2008)
	March 31, 2012	March 31, 2011	To March 31, 2012
Revenue	$103,123	$88,368	$925,864

Cost of sales	95,854	82,533	900,214

Gross profit	7,269	5,835	25,650

General and administrative expenses	680,642	400,132	6,646,014

Operating (loss)	(673,373)	(394,297)	(6,620,364)

Interest expense	(31,090)	(22,007)	(205,741)
Interest income	11	15	166

Net (loss)	$(704,452)	$(416,289)	$(6,825,939)

Weighted average common shares outstanding - basic and diluted	24,416,937	23,812,824

Net (loss) per common share - basic and diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative From
			December 16, 2008
	Three Months Ended		(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash Flow from operations:
Net loss	$(704,452)	$(416,289)	$(6,825,939)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	495,450	78,750	3,246,180
Expenses converted to related party loans	30,000	150,000	728,500
Depreciation	—	—	600
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,741)	(19,356)	(20,772)
(Increase) decrease in other assets	6,384	(3,124)	(11,586)
Increase (decrease) in accounts & notes payable, accrued expenses, deferred compensation	42,730	(17,047)	646,369
Increase in due to related parties	97,665	60,559	681,590
Net cash (used in) operating activities	(44,964)	(166,507)	(1,555,058)

Cash Flow from investing activities:
Cash received in reverse merger	—	—	10,448
Cash used to purchase fixed assets	—	—	(600)
Net cash provided by investing activities	—	—	9,848

Cash Flow from financing activities:
Net proceeds from related party loans	40,790	165,250	756,517
Proceeds from loans and notes payable	—	25,000	284,500
Repayment of note payable	(144,500)	—	(144,500)
Contributed capital	—	—	710
Issuance of capital stock for cash	1,050	—	523,860
Issuance of capital stock related to debt conversion	462	—	462
Subscriptions received	—	—	6,049
Increase in paid in capital related to debt conversion	147,446	—	147,446
Net cash provided by financing activities	45,248	190,250	1,575,044

Increase (decrease) in cash	284	23,743	29,834

Cash - beginning of period	29,550	21,579	—

Cash - end of period	$29,834	$45,322	$29,834

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$—	$—	$(31,908)
Conversion of related party payable to note payable	$30,000	$150,000	$728,500
Conversion of debt to capital stock	$147,908	—	147,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,408	$—	$3,408
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012

NOTE 1. OVERVIEW

The accompanying unaudited financial statements of Ecologic Transportation, Inc. (formerly USR Technology, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

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

The Company’s Board of Directors continues to support the overall business thesis of EcoSys, but is faced with the reality that the lack of development in the alternative fuel retail market is not compatible with the Company’s cash flow requirements. The Company, as the parent of EcoSys, has been unable to raise sufficient working capital to fully exploit and grow the business of EcoSys due to a number of factors.

The Company’s Board of Directors has therefore made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business, and on March 16, 2012 entered into a Share Exchange Agreement and Plan of Merger with Amazonas and EcoSys. The following actions were taken pursuant to the unanimous written consent of the Board of Directors of the Company on March 15, 2012, in lieu of a special meeting of the stockholders.

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

Subsequent to the Closing on March 16, 2012, Amazonas became a wholly owned subsidiary of EcoSys. The Company owns three percent (3%) of the EcoSys outstanding capital stock (the “EGCT shares”), and the former Amazonas shareholders (“Amazonas Shareholders”) own ninety-seven percent (97%) of the EcoSys outstanding capital stock. For a period of one hundred and eighty (180) days after the Closing, the EGCT Shares will be subject to an anti-dilution provision. The anti-dilution provision will protect the three (3%) percent ownership of the issued and outstanding capital stock of EcoSys owned by the Company.

Ecologic Products, Inc.

Our car rental business and our products business intend to provide distribution channels for certain environmental products, and generate certain internal product requirements in order to allow us to be “green” throughout our operation. Initially, our business plan calls for the products to be focused on transportation and its ancillary markets.

In anticipation of our first rental car location and our need for environmentally friendly car cleaning (one of the most important aspects of a rental operation), we developed Ecologic Shine®, a device and system for near-waterless car cleaning that delivers cleaning comparable to normal washing without using any harmful chemicals.

The commercialization of the Ecologic Shine® products and services are:

•	Good for the environment

•	Good for the customer

•	Good for the vehicle

•	Good for the bottom line

We have launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and in this regard Park ‘N Fly has launched an initial test market. Since 2008, we have opened and currently have operations in Atlanta, San Diego and Los Angeles, with encouraging results. No new locations have been established as of March 31, 2012. We are currently in negotiations with Park ‘N Fly to revise the existing arrangements we have with them

The Company has incurred losses since inception resulting in an accumulated deficit of $6,825,939 since inception, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s current revenue stream is from Ecologic Products’ Ecologic Shine®. Through the agreement with Park ‘N Fly, Ecologic Shine® is currently operating in five Park ‘N Fly locations. The Company invoices Park ‘N Fly every two weeks by Ecologic Products for the total cars serviced, and Park ‘N Fly pays the Company within two weeks of receipt of the invoice. The Company is currently in negotiations with Park ‘N Fly to revise the existing arrangement.

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

Fair Value of Financial Instruments: ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012.

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

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2012:

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

Going Concern: We have incurred losses of $6,825,939 since inception and our ability to continue as a going concern depends upon our ability to develop profitable operations and to continue to raise adequate financing. We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3. PREPAID EXPENSES

The prepaid expenses of $5,247 and $12,003 as of March 31, 2012 and December 31, 2011, respectively, consist of prepaid insurance premiums.

NOTE 4. NOTES AND LOANS PAYABLE

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and if not then paid, interest shall accrue at a rate of 25% per annum. As at the date of this filing, the note remains outstanding and no demand has been made.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand. As at the date of this filing, no demand has been made.

On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 representing monies owed to Kunin Business Consulting for executive services provided by, and expenses reimbursable to, Norman A. Kunin through September 30, 2011, pursuant to the terms and conditions of the Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011. The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. Mr. Kunin was formerly the CFO, but resigned August 16, 2011. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified.

On January 31, 2012, the Company received a Notice to Convert from Mr. Kunin, requesting that the Note Payable in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock. As such, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable plus accrued interest.

Accrued interest at March 31, 2012 was $41,575.

NOTE 5. RELATED PARTY LOANS

As at March 31, 2012, affiliates and related parties are due a total of $2,159,922 which is comprised of loans to the Company of $1,468,233, accrued interest of $123,507, unpaid compensation of $552,967, and unpaid reimbursable expenses of $15,215. During the three months ended March 31, 2012, loans to the Company increased by $70,790, accrued interest increased by $24,471, and unpaid compensation increased by $69,500.

The Company’s increase in Related Party Loans of $95,271 is comprised of an increase in already outstanding cash loans of $40,790 from Huntington Chase Financial Group, accrued compensation converted to notes payable in the amount of $30,000, and accrued interest increase of $24,481. The increases in notes payable for accrued compensation is comprised of an increase of $30,000 in the already existing Senior Convertible Promissory Note (the “Senior Note”) issued to William B. Nesbitt. The Senior Note bears interest at a rate of five percent (5%) per annum, and is payable upon completion of certain funding goals of the Company. All other outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

In addition, an assignment of debt was effected in the amount of $60,000 as a result of the merger between Ecologic Systems, Inc. and Amazonas Florestal, Inc. The debt is part of the Share Exchange Agreement entered into on March 16, 2012 (see Note 1), and is no longer reflected as debt within the consolidated financial statements as of March 31, 2012.

The Company’s increase in Related Party Payables is due to an increase in accrued compensation of $69,500 payable to Huntington Chase, Ltd., The Kasper Group, and Calli Bucci, all related party creditors.

Accrued interest at March 31, 2012, was $123,507.

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

During January, 2009, the Company issued 500,000 common shares for investor relations consulting services valued at $120,000.

During March, 2009, the Company issued 9,560,745 common shares for cash at $0.001 per share.

During April, 2009, the Company issued 1,200,000 common shares for cash at $0.25 per share.

During April, 2009, the Company issued 100,000 common shares for web site design services valued at $180,000, of which $5,833 is deferred at March 31, 2012.

During May, 2009, the Company issued 50,000 common shares for web site design services valued at $90,000 of which $2,917 is deferred at March 31, 2012.

During June, 2009, the Company issued 100,000 common shares for radio operations services valued at $180,000 which was fully expensed during 2009 and 2010.

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

During July, 2009, certain stockholders canceled 1,900,002 post split shares of common stock for no consideration.

During October, 2009, certain stockholders canceled 1,369,494 post split shares of common stock for no consideration.

During October, 2009, the Company issued 852,000 shares of its common stock for $213,000 in cash.

During May, 2010, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $450,000 of which $28,125 is deferred at March 31, 2012.

On May 20, 2010 the Company entered into a Memorandum of Understanding and Binding Effect (“Memorandum”) with Wakabayashi Fund, LLC (“Wakabayashi”) to cancel the agreement that the Company entered into with Wakabayashi on May 11, 2010, wherein Wakabayashi was to provide institutional market awareness and public relations services to the Company. Under the original agreement, the Company issued to Wakabayashi a retainer of 250,000 shares of the Company’s common stock (the “Shares”). Under the terms of the Memorandum, Wakabayashi agreed to return the Shares and the Company agreed to cancel the Shares and issue 50,000 new shares valued at $0.45 per share for a total of $22,500 of stock compensation expense to Wakabayashi (the “Replacement Shares”). The Company has recorded the cancellation and issuance as stated above in 2010.

During September, 2010, the Company issued 100,000 shares for services valued at $31,000.

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

On December 16, 2011 the Company issued 250,000 shares of its common stock for cash at $0.001 per share. The shares were valued at $30,000, which has been expensed in the current period.

On January 31, 2012, the former Chief Financial Officer, Norman A. Kunin, converted his debt in the amount of $147,908 into 462,214 restricted shares of the Company’s common stock at $0.32 per share. As a result, $147,446 has been recorded as paid in capital.

On February 6, 2012, two Directors of the Company received the right to purchase 250,000 each shares of common stock at par value of $0.001 for their services over and above their roles as Directors of the Company. Both Directors elected to purchase the shares and, as a result, a total of 500,000 restricted shares of the Company’s common stock were issued. The shares were valued at $90,000, which has been expensed in the current period, and $89,500 has been recorded as paid in capital.

On February 6, 2012, William B. Nesbitt, the Company’s Chief Executive Officer, was afforded the opportunity to purchase 500,000 shares of common stock at par value of $0.001 for his contribution to the Company prior to executing an employment agreement with the Company. Mr. Nesbitt elected to purchase the shares and, as a result, 500,000 restricted shares of the Company’s common stock were issued for $500 cash. The shares were valued at $90,000, which has been expensed in the current period, and $89,500 has been recorded as paid in capital.

On February 29, 2012, 50,000 restricted shares of the Company’s common stock were issued to a consultant in exchange for services. The shares were valued at $9,000, which has been expensed in the current period, and $8,950 has been recorded as paid in capital.

The Company expensed deferred stock compensation of $78,750 for the three months ended March 31, 2012. There remains $36,875 of deferred stock compensation which will be expensed over the following three months.

As at March 31, 2012 the Company has 26,245,038 common shares issued and outstanding.

NOTE 7. WARRANTS AND OPTIONS

On October 1, 2009, the Company entered into a consulting agreement for services under which the Company issued options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vested on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing The Black-Scholes Valuation at $989,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The full amount was amortized during 2009 and 2010. Assumptions used in valuing the options: expected term is 3.67 years, expected volatility is 0.33, risk-free interest rate is 2.00%, and dividend yield is 0.00%.

On June 30, 2010, the Company, under its 2009 Stock Option Plan, granted qualified stock options to purchase 435,000 shares of its common stock for five years at $0.473 per share. Of the total options granted, 240,000 were granted to three members of the Board of Directors, 120,000 of which vested on July 2, 2010, and 120,000 of which vested on July 2, 2011. In addition, 195,000 were granted to four consultants, all of which vested on July 2, 2010. The options were valued using the Black-Scholes valuation method at $0.13 per share or $56,550. The full amount was amortized during 2010 and 2011. The Company used the following assumptions in valuing the options: expected volatility 33%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.49%.

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32, and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32, for a total grant of 3,025,000 stock options. Of the total options granted, 1,000,000 were granted to our Former Chief Executive Officer, which vest quarterly over a 12 month period at 250,000 shares per quarter. Of the total options granted, 750,000 were granted to our Chairman of the Board which vest quarterly over a 12 month period at 187,500 shares per quarter. Of the total options granted, 775,000 were granted to five employees, which vest quarterly over a 12 month period at 193,750 shares per quarter. Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant. The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500. The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock compensation for the balance of the options granted, for a total value of the options granted of $855,000. The Company has expensed $176,250 in stock compensation during the current period.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter. The options have been valued using the Black-Scholes valuation method at $0.18 per share or $270,000. The Company used the following assumptions in valuing the options: expected volatility 1.97; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.10%. As of March 31, 2012, the Company has expensed $22,500 in stock compensation for the 125,000 options vested during the current period, and recorded $247,500 of deferred stock compensation for the balance of the options granted, for a total value of the options granted of $270,000.

The Company has expensed a total of $198,750 in deferred compensation for the three months ended March 31, 2012. There remains $423,750 in deferred compensation at March 31, 2012.

As of March 31, 2012, the Company has no Warrants and 7,247,547 Options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	2.50	$571,887	$0.25
$0.473	435,000	3.25	205,755	$0.37
$0.320	1,750,000	4.00	560,000	$0.35
$0.320	1,275,000	9.00	408,000	$0.35
$0.200	1,500,000	4.75	300,000	$0.33
	7,247,547		$2,045,642	$$0.33

Options	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2011	5,747,547	$0.35
Issued	1 500,000	0.33
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at March 31, 2012	7,247,547	$0.33

NOTE 8. COMMITMENTS AND CONTINGENCIES

On October 12, 2009 the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to provide certain financial advisory services in exchange for remuneration consisting of an engagement fee of pay £7,812.50 pound sterling (US$12,481), a monthly retainer in the amount of £15,625 pounds sterling (US$23,437) deferred until certain funding goals are met by the Company, and a 5% fee for funding raised by Innovator. As at March 31, 2012, the Company and Innovator are in dispute with respect to the Innovator Agreement. It is management’s belief, however, that the outcome will not adversely affect the Company.

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three years from September 1, 2009. The vesting period for the options ended on September 1, 2010. On November 24, 2010, Matrix waived its right of first refusal to participate in the financing transaction contemplated in the engagement letter between BMO Capital Markets Corp. and the Company.

On May 18, 2010, the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services, the Company issued 1,000,000 restricted shares of the Company’s common stock to Prominence, valued at $0.45 per share. The Company recorded deferred compensation valued at $450,000, of which $365,625 has been expensed through December 31, 2011. The Company expensed $56,250 of deferred compensation for the three months ended March 31, 2012, and there remains a deferred compensation balance of $28,125 at March 31, 2012.

The Company entered into an independent consulting agreement (“the Oracle Agreement”) with Oracle Capital Partners, LLC (“Oracle”) on April 1, 2011, wherein Oracle was engaged to represent the Company in investors’ communications and public relations from the date of issuance of the Remuneration Shares until September 30, 2011. Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of Six Hundred Twenty Thousand (620,000) restricted shares of the Company’s common stock at par value (the “Remuneration Shares”). The Remuneration Shares were recorded on the books and records of the Company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and has been amortized ratably over the period April 1, 2011 to September 30, 2011. The Oracle Agreement expired on September 30, 2011.

On April 12, 2011 the Company entered into a non-exclusive Placement Agent Agreement with View Trade Securities, Inc. to act as the Company’s exclusive agent to sell up to $2,000,000 of the Company’s Senior Convertible Notes and paid View Trade a fee of $15,000. As of December 31, 2011, the Company is no longer pursuing the efforts of View Trade.

On July 1, 2010 the Company entered into an Advisory Agreement with Kunin Business Consulting (“KBC”) (the “Advisory Agreement”) for the non-exclusive services of Norman A. Kunin to serve as Chief Financial Officer of the Company. The term of the engagement was for one year commencing on July 1, 2010, at a rate of $5,000 per month, payment of which was deferred until the Company reached certain funding goals. In addition, the Advisory Agreement provided for an additional one-time payment of $25,000 for services already provided to the Company. On April 1, 2011, the Company amended the Advisory Agreement (the “Amendment”). The Amendment (i) increased the monthly Executive Fee from $5,000 to $7,500 effective October 1, 2010; (ii) defined payment terms of executive fee deferment; (iii) added an additional one-time deferred payment of $10,000; and (iv) provided for the issuance of 50,000 restricted shares of the Company’s common stock, which were issued on May 9, 2011. The Amendment also provided for compensation after the Company reached certain capitalization goals.

Mr. Kunin resigned as Chief Financial Officer of the Company in August, 2011, due to certain health conditions. As a result, both the Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011, were effectively terminated. Mr. Kunin continues to provide the Company with services, and on August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services. The Consulting Agreement is for an initial term of 2 years, and provides for monthly compensation in the amount of $5,000 for the first year, increasing to $7,500 per month for the second year, and a monthly allowance of $300 for transportation costs. All cash compensation payable under this agreement has been deferred until the Company meets certain funding goals.

On September 30, 2011, a total of $144,500 in Executive Fees, including all one-time payments, and expense reimbursements, was payable to Kunin Business Consultants. On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 in favor of Mr. Kunin. The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified. The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock. Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest.

On September 21, 2011, the Company engaged William B, Nesbitt to serve as Chief Operating Officer of the Company. The engagement was to provide the Company with additional internal support for the daily operations of the Company. The terms of Mr. Nesbitt’s engagement included compensation in the amount of $10,000 per month on a consultant basis for his services, reporting directly to the Company’s Chief Executive Officer and Board of Directors.

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

The Company entered into an employment agreement with Mr. Nesbitt effective November 1, 2011, for his services as President and Chief Executive Officer of the Company. The Agreement supersedes any other existing engagement for Mr. Nesbitt’s services. The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 thereafter, contingent upon certain funding of the Company. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual Performance Options.

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants. Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer. Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon. Mr. Plamondon resigned as Chief Executive Officer of the Company on October 10, 2011. The Company’s Complaint for Damages includes: Breach of Fiduciary Duty; Conspiracy to Steal Corporate Assets and Opportunities; Fraud; Breach of Contract; Theft of Corporate Assets and Opportunities; Intentional Tortious Interference with Business Relationships and Negligent Tortious Interference with Business Relationships.

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

On January 9, 2012 Defendants filed a General Denial to the above action with Affirmative Defenses and Cross Complaints.

In connection with the lawsuit filed by the Company on November 15, 2011 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants, the Defendants filed a General Denial to the action with Affirmative Defenses and Cross Complaints on January 9, 2012. The Case Management Conference was scheduled for March 8, 2012, but has been extended and the Company intends to aggressively pursue its filing and Complaint for Damages and is seeking $20 million in actual damages and $40 million in punitive damages.

The Company also intends to take additional legal action to recoup any and all equity securities previously issued to Defendants.

NOTE 9. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$2,642,000	$2,275,000
Less valuation allowance	(2,642,000)	(2,275,000)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $367,000 for the three month period ending March 31, 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between March 31, 2012 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

On April 2, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement”) between EV Transportation, Inc., a Nevada corporation (“EV”), Ecologic Transportation, Inc. (the “Company”) and Edward W. Withrow III, the Company’s Chairman and Founder.  The Settlement was in connection with a complaint filed by EV with the Superior Court of California, County of Los Angeles, Case No. BC475402, on December 16, 2011, against Ecologic Transportation, Inc., and William N. Plamondon III(1), former CEO of the Company, Erin E Davis(1) (Mr. Plamondon’s wife), former Secretary of the Company and a former consultant to EV Rentals, Inc., and R.I. Heller & Co. LLC(1), a company controlled by Mr. Plamondon ((1)collectively, the “Plamondon Parties”). In the Complaint, EV made certain claims against the Plamondon Parties, including Breach of Fiduciary Duties, Conspiracy to Steal Corporate Assets and Opportunities, Fraud, Breach of Contract, and Theft of Corporate Assets and Opportunities.

The Settlement does not include any Plamondon Parties, but resolves any disputes between the Company and EV. In connection with the Settlement, 1,250,000 shares of the Company’s common stock will be issued. All other terms and conditions of the Settlement shall remain confidential.

During the period April 1, 2012 through May 15, 2012 the Company increased its loans from related parties by $29,649, from a total of $2,159,922 at March 31, 2012 to $2,189,571 at May 15, 2012. The increase represents accrued compensation owed to related parties in the amount of $16,500, and accrued interest of $8,149. The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Pursuant to the terms of the Agreement and Plan of Merger, as amended:

•	effective June 11 2009, we effected a 2 old for 1 new reverse stock split of our issued and outstanding common stock. As a result, our authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,510,000 shares of common stock;

•	effective June 11, 2009, we changed our name from “USR Technology, Inc.” to “Ecologic Transportation, Inc.”, by way of a merger with our wholly owned subsidiary Ecologic Transportation, Inc., which was formed solely for the change of name. The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 11, 2009 under the new stock symbol “EGCT”. Our CUSIP number was changed to 27888B 105;

•	certain of our pre-closing stockholders canceled 2,000,002 pre-consolidated shares of our common stock for no consideration for the purpose of making our capitalization more attractive to future equity investors; and

•	certain affiliates of our company cancelled an aggregate of $108,500 of debt at no consideration.

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

On April 1, 2011 we entered into an independent consulting agreement with Oracle Capital Partners, LLC wherein Oracle was engaged to represent our company in investors’ communications and public relations from the date of issuance of the remuneration shares until September 30, 2011. Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of 620,000 restricted shares of our company’s common stock at par value. The shares were recorded on the books and records of our company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and have been amortized ratably over the period April 1, 2011 to September 30, 2011. The Oracle Agreement expired on September 30, 2011.

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

On August 16, 2011, Norman A. Kunin resigned as Chief Financial Officer of the Company. This termination was in consideration of the condition of Mr. Kunin’s health. Mr. Kunin continues to provide services to the Company as a consultant. On August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services. The Consulting Agreement is for an initial term of 2 years, and provides for monthly compensation in the amount of $5,000 for the first year, increasing to $7,500 per month for the second year, and a monthly allowance of $300 for transportation costs. All cash compensation payable under this agreement has been deferred until the Company meets certain funding goals.

On September 30, 2011, a total of $144,500 in Executive Fees, including all one-time payments, and expense reimbursements, was payable to Kunin Business Consultants,. On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 in favor of Mr. Kunin. The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified. The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock. Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest.

On September 21, 2011, the Company engaged William B, Nesbitt to serve as Chief Operating Officer of the Company. The engagement was to provide the Company with additional internal support for the daily operations of the Company. The terms of Mr. Nesbitt’s engagement included compensation in the amount of $10,000 per month on a consultant basis for his services, reporting directly to the Company’s Chief Executive Officer and Board of Directors.

On October 10, 2011, William N. Plamondon III resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon has claimed to the Company that he was constructively discharged on this date, but the Company denies such claim. On November 5, 2011 Mr. Plamondon resigned as a member of the Board of Directors of the Company and its subsidiaries.

Effective November 1, 2011, the Board appointed William B. Nesbitt, the Company’s current President and Chief Operating Officer, to serve as the Company’s Chief Executive Officer. Mr. Nesbitt, age 71, has served as Chief Operating Officer of the Company since September 21, 2011. The Company also entered into an Employment Agreement with Mr. Nesbitt effective November 1, 2011.The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 thereafter, contingent upon certain funding of the Company. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual Performance Options.

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants. Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer. Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon. Mr. Plamondon resigned as Chief Executive Officer of the Company on October 10, 2011. The Company’s Complaint for Damages includes: Breach of Fiduciary Duty; Conspiracy to Steal Corporate Assets and Opportunities; Fraud; Breach of Contract; Theft of Corporate Assets and Opportunities; Intentional Tortious Interference with Business Relationships and Negligent Tortious Interference with Business Relationships.

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

On January 9, 2012 Defendants filed a General Denial to the above action with Affirmative Defenses and Cross Complaints.

In connection with the lawsuit filed by the Company on November 15, 2011 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants, the Defendants filed a General Denial to the action with Affirmative Defenses and Cross Complaints on January 9, 2012. The Case Management Conference was scheduled for March 8, 2012, but has been extended and the Company intends to aggressively pursue its filing and Complaint for Damages and is seeking $20 million in actual damages and $40 million in punitive damages.

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

The commercialization of the Ecologic Shine® products and services are:

•	Good for the environment

•	Good for the customer

•	Good for the vehicle

•	Good for the bottom line

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012, which are included herein.

			Inception
	Three months ended		(December 16, 2008)
	March 31, 2012	March 31, 2011	to March 31, 2012
Revenue	$103,123	$88,368	$925,864

General and administrative expenses	$95,854	$400,132	$900,214

Net (loss)	$(704,452)	$(416,289)	$(6,825,939)

Revenue

For the three month period ended March 31, 2012, revenue in the amount of $103,123 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the three month period ended March 31, 2011, revenue in the amount of $88,368 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the three month period ended March 31, 2012, cost of sales in the amount of $95,854 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. For the three month period ended March 31, 2011, cost of sales in the amount of $82,533 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. A decrease in transportation expenses resulted in an increase in gross profit for the current period of $7,269 compared to a gross profit of $5,835 for the same period last year.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012, were comprised of $354,000 of consulting, $277,500 of amortization of stock compensation, $15,450 of legal and accounting fees and $33,692 of office, overhead and other general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2011, were comprised of $212,000 of consulting fees, $78,750 in amortization of stock compensation, $58,363 of legal and accounting fees and $51,019 of office overhead and other general and administrative expenses.

Increases in general and administrative expenses for the three months ended March 31, 2012 as compared to 2011 were significantly attributable to an increase consulting fees of $142,000, an increase in amortization of stock compensation of $198,750, a decrease in legal and accounting fees of $42,913, and a decrease in office overhead and other general and administrative expenses of $17,327.

General and administrative expenses for the three month period ended March 31, 2012 were $680,642 as compared to $400,132 for the three month period ended March 31, 2011 which resulted in an increase in general and administrative expenses for the current period of $280,510.

Significant changes in general and administrative expenses for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011, were attributable to the following items:

•	an increase in amortization of stock options of $198,750, primarily due to additional stock options granted in the last nine months, resulting in stock option amortization of $198,750 in the current period versus no stock options being amortized prior to April 2011;

•	a decrease in legal, accounting and professional fees of $42,913 primarily due to the cancellation of a consulting agreement, which provided for $30,000 in the previous year versus none in the current year; a decrease in auditors fees of $19,513; an increase in general accounting services of $12,975, and a decrease in legal fees of $6,375;

•	an increase in management consulting fees of $142,000 primarily due to a $120,000 increase in stock compensation in the current period, versus none for the same period in 2011; an increase in directors’ compensation expense valued at $90,000 versus no expense for the same period in 2011; a decrease of $105,000 in accrued executive management fees due to the resignation of a principal executive, resulting in no expense in 2012 versus 3 months of expense for the same period in 2011; and an increase in executive management fees of $30,000 pursuant to an employment agreement commencing November1, 2011, resulting in 3 months of expense in the current period versus no expense in the same period in 2011;

•	an increase in other outside services of $9,000 primarily due to miscellaneous consulting fees of $9,000 in the current period compared to none for the same period in 2011; and

•	a decrease in rent expense of $6,450 due to a decrease in leased office space.

General and Administrative Expenses	For the three months ended
	March 31,
	2012	2011	Variances

Amortization of stock options granted	$198,750	$-	$198,750
Amortization of deferred stock compensation	78,750	78,750	-
Legal, accounting and professional fees	15,450	58,363	(42,913)
Management consulting services	315,000	182,000	133,000
Other outside services	39,000	30,000	9,000
Office supplies and miscellaneous expenses	11,628	14,447	(2,819)
Rent expense	16,950	23,400	(6,450)
Travel, entertainment and promotion	160	8,475	(8,315)
Employee benefits	4,954	4,697	257

Total General and Administrative Expenses	$680,642	$400,132	$280,510

General and administrative expenses for both the three months ended March 31, 2012 and 2011 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital	At March 31,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$55,852	$49,583	$6,269
Current Liabilities	1,238,736	1,126,512	112,224
Working Capital (Deficit)	$(1,182,884)	$(1,076,929)	$(105,955)

Cash Flows	For the three months ended
	March 31,
	2012	2011
Net Cash (Used in) Operating Activities	$(44,964)	$(166,512)
Net Cash Provided by (used in) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	45,248	190,250
Increase (Decrease) in Cash	$284	$23,743

We had cash in the amount of $29,834 as of March 31, 2012 as compared to $29,550 as of December 31, 2011. We had a working capital deficit of $(1,182,884) as of March 31, 2012.

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

As at March 31, 2012, affiliates and related parties are due a total of $2,159,922, which is comprised of loans to the Company of $1,468,233, accrued interest of $123,507, unpaid compensation of $552,967, and unpaid reimbursable expenses of $15,215. During the three months ended March 31, 2012, loans to the Company increased by $10,790, accrued interest increased by $24,481, and unpaid compensation increased by $69,500. The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

Our principal sources of funds have been from sales of our common stock and loans from related parties.

Going Concern

The consolidated unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

As of March 31, 2012, the end of our period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants. Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer. Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon. Mr. Plamondon, resigned as Chief Executive Officer of the Company on October 10, 2011. The Company’s Complaint for Damages includes: Breach of Fiduciary Duty; Conspiracy to Steal Corporate Assets and Opportunities; Fraud; Breach of Contract; Theft of Corporate Assets and Opportunities; Intentional Tortious Interference with Business Relationships and Negligent Tortious Interference with Business Relationships.

The Case Management Conference scheduled for March 8, 2012 has been extended and the Company intends to aggressively pursue its filing and Complaint for Damages and is seeking $20 million in actual damages and $40 million in punitive damages as well as taking additional legal action to recoup any and all equity securities previously issued to Defendants. It is anticipated that these actions will be pursuant to a Court Order.

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

Currently, we have limited operating capital. As of March 31, 2012, our cash available was $25,385. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our business plan;

•	acquire or lease our proposed fleet of rental cars;

•	take advantage of future opportunities, including synergistic acquisitions;

•	respond to customers, competitors or violators of our proprietary and contractual rights; or

•	remain in operation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Standards

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 21, 2008).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008).

3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2008).

3.6	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

3.9	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, effective June 9, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc.(incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Keppler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.13	Independent Consulting Agreement between our company and Prominence Capital, LLC effective as of April 5, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.14	Agreement dated November 23, 2010 with BMO Capital Markets

10.15	Independent Consulting Agreement between our company and Oracle Capital Partners, LLC effective as of April 1, 2011. (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.16	Placement Agent Agreement between our company and View Trade Securities, Inc. effective as of April 12, 2011. (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.17	Employment Agreement between our company and William B. Nesbitt effective as of November 1, 2011(incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2012)

10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

(16)	Auditors Letters

16.1	Letter dated March 22, 2012 from StarkSchenkein, LLP addressed to the Securities and Exchange Commission. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

16.2	Auditor Consent Letter dated March 27, 2012 from Stan J.H. Lee, CPA (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2012)

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.
Ecologic Systems, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William B. Nesbitt

31.2*	Section 302 Certification of Calli R. Bucci

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William B. Nesbitt

32.2*	Section 906 Certification of Calli R. Bucci

(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.

Dated: May 15, 2012	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2012	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)