Form 10-Q
period 2012-06-30
Ecologic Transportation, Inc.
filed 2012-08-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ YES  ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

25,624,740 common shares issued and outstanding as of August 14, 2012

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2012, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Cash	$37,813	$29,550
Accounts receivable, net	5,778	8,030
Stock holdings	12,062	—
Prepaid expenses and other current assets	2,093	12,003

Total Current Assets	57,746	49,583

Property, plant & equipment, net	2,675	—

Other Assets	8,131	7,694

TOTAL ASSETS	$68,552	$57,277

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$688,268	$627,830
Due to related parties	574,261	498,682
Total Current Liabilities	1,262,529	1,126,512

Long term Liabilities
Related party loans	1,221,661	1,556,469
Notes & loans payable	172,808	307,392
Total Long term Liabilities	1,394,469	1,863,861

Total Liabilities	2,656,998	2,990,373

STOCKHOLDERS’ (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,034,490 and 26,245,038 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	29,035	24,733
Additional paid in capital	4,944,015	3,223,658
(Deficit) accumulated during the development stage	(7,561,496)	(6,181,487)

Total Stockholders’ (Deficit)	(2,588,446)	(2,933,096)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$68,552	$57,277

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 months ended		For the 6 months ended		Cumulative From December 16, 2008 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenue	$110,768	$103,144	$213,891	$191,512	$1,036,632

Cost of sales	100,584	106,374	196,438	188,907	1,000,798

Gross profit (loss)	10,184	(3,230)	17,453	2,605	35,834

General and administrative expenses	737,544	678,716	1,418,185	1,078,848	7,383,558

Operating (loss)	(727,360)	(681,946)	(1,400,732)	(1,076,243)	(7,347,724)

Interest expense	(18,269)	(39,912)	(49,360)	(61,919)	(224,010)
Interest income	10	13	22	28	176
Unrealized gain on securities	10,062	—	10,062	—	10,062

Net (loss)	$(735,557)	$(721,845)	$(1,440,008)	$(1,138,134)	$(7,561,496)

Net (loss) per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Weighted average common shares outstanding - basic and diluted	25,018,099	24,126,935	25,018,099	24,126,935

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

				Cumulative From
				December 16, 2008
	For the 6 months ended			(Inception) to
	June 30, 2012	June 30, 2011		June 30, 2012

Cash Flow from operations:
Net loss	$(1,440,008)		$(1,138,134)	$(7,561,496)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation/amortization of deferred compensation	731,075		436,700	3,481,805
Net value of stock related to legal settlement	348,750		—	348,750
Expenses converted to related party loans	128,000		199,000	826,500
Provision for uncollectible accounts	—		7,993	—
Depreciation	350		—	950
Unrealized gain on securities	(10,062)		—	(10,062)
Changes in operating assets and liabilities:				—
(Increase) decrease in accounts receivable	2,251		(21,809)	(5,780)
(Increase) decrease in other assets	9,467		(8,109)	(8,502)
Increase (decrease) in accounts & notes payable, accrued expenses, deferred compensation	60,545		237,603	664,184
Increase in due to related parties	96,488		116,390	680,413
Net cash (used in) operating activities	(73,144)		(170,366)	(1,583,238)

Cash Flow from investing activities:
Cash received in reverse merger	—		—	10,448
Cash (used for) fixed assets	(3,025)		—	(3,625)
Net cash provided by (used in) investing activities	(3,025)		—	6,823

Cash Flow from financing activities:
Proceeds from related party loans	54,099		51,187	829,826
Repayment of note payable-related party conversion to capital stock	(468,000)		—	(468,000)
Proceeds from notes payable	—		125,000	284,500
Repayment of note payable-conversion to capital stock	(144,500)		—	(144,500)
Contributed capital	—		—	710
Issuance of capital stock for cash	1,000		—	523,810
Issuance of capital stock due to conversion of debt	2,051		—	2,051
Issuance of capital stock due to legal settlement	1,250		—	1,250
Increase in capital due to debt conversion	638,532		—	638,532
Reduction in equity due to subsidiary spin-off	—		—	(60,000)
Subscriptions Received	—		—	6,049
Net cash provided by financing activities	84,432		176,187	1,614,228

Increase in cash	8,263		5,821	37,813

Cash - beginning of period	29,550		21,579	—
Cash - end of period	$37,813		$27,400	$37,813

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$—	$		$(31,908)
Conversion of related party payable to note payable	$128,000		$199,000	$796,500
Conversion of debt to capital stock	$612,500		$—	$612,500
Subscriptions received	$—		$—	$6,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$29,084		$—	$—
Income taxes paid	$—		$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2012

NOTE 1. OVERVIEW

The accompanying unaudited financial statements of Ecologic Transportation, Inc. (formerly USR Technology, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10-K, as filed with the Securities and Exchange Commission.

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

The Company was incorporated in the State of Nevada on September 30, 2005. The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

On July 2, 2009, the Company’s wholly-owned subsidiary Ecological Acquisition Corp. was merged into Ecologic Sciences, Inc. with Ecologic Sciences, Inc. being the sole surviving entity under the name “Ecologic Sciences, Inc.” and the Company being the sole shareholder of the surviving entity. Upon closing of the agreement and plan of merger on July 2, 2009, the Company issued 17,559,486 shares of its common stock to the former shareholders of Ecologic Sciences, Inc. in consideration for the acquisition of all of the issued and outstanding common shares in the capital of Ecologic Sciences, Inc. As of the closing date, the former shareholders of Ecologic Sciences, Inc. held approximately 75.85% of the issued and outstanding common shares of the Company.

We are a development stage company in the business of environmental transportation. Our primary focus is an environmental car rental operation.

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

In 2009, we launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and currently have operations in Atlanta, San Diego and Los Angeles. No new locations have been established as of June 30, 2012. We are currently in negotiations with Park ‘N Fly to revise the existing arrangements we have with them.

The Company has incurred losses since inception resulting in an accumulated deficit of $7,561,496, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company’s fiscal year-end is December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Development Stage Company: The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business, and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

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

Property, Plant and Equipment: Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

Net Income (Loss) Per Common Share: The Company calculates net income (loss) per share as required by ASC 450-10, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

The Company’s current revenue stream is from Ecologic Products’ Ecologic Shine®. Through the agreement with Park ‘N Fly, Ecologic Shine® is currently operating in three Park ‘N Fly locations. The Company invoices Park ‘N Fly every two weeks by Ecologic Products for the total cars serviced, and Park ‘N Fly pays the Company within two weeks of receipt of the invoice. The Company is currently in negotiations with Park ‘N Fly to revise the existing arrangement.

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

Fiscal Year End: The Company has a fiscal year ending on December 31.

Fair Value of Financial Instruments: ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, prepaid and other current assets, inventory, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value; they are receivable or payable on demand.

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

Troubled Debt Restructuring: Issued in April, 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

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

Recently Issued Accounting Standards Updates: There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Going Concern: We have incurred losses of $7,561,496 since inception and our ability to continue as a going concern depends upon our ability to develop profitable operations and to continue to raise adequate financing. We are actively targeting sources of additional financing to provide continuation of our operations. In order for us to meet our liabilities as they come due and to continue our operations, we are solely dependent upon our ability to generate such financing.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3: STOCK HOLDINGS

Amazonas Florestal, Ltd. (formerly Ecologic Systems, Inc.)

On March 16, 2012, Ecologic Systems, Inc. (“EcoSys”), a wholly-owned subsidiary of the Company with two million (2,000,000) issued and outstanding shares of common stock, entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc., resulting in, among other things, a change in control of EcoSys, whereby EcoSys was no longer a subsidiary of the Company. Included in the Share Exchange was the condition that for a period of one hundred and eighty (180) days after the Closing, the shares of EcoSys held by the Company would be subject to an anti-dilution provision that protected the Company’s three (3%) percent ownership. As a result, on March 16, 2012, an additional 2,020,618 shares of EcoSys common stock was issued to the Company, thereby increasing the Company’s holdings to 4,020,618 shares, and maintaining the Company’s 3% ownership.

On April 11, 2012, Ecologic Systems, Inc. changed its name to Amazonas Florestal Ltd. (“AFL”), and Amazonas Florestal, Inc. became a wholly owned subsidiary of AFL. On April 19, 2012, AFL effectuated a 3 for 1 forward stock split, which increased the Company’s holding to 12,061,854 shares of common stock.

As of June 30, 2012, the Company held 12,061,854 shares of common stock with a fair value of $12,062.

NOTE 4. PREPAID EXPENSES

The prepaid expenses of $2,093 and $12,003 as of June 30, 2012, and December 31, 2011, respectively, consist of prepaid insurance premiums.

NOTE 5. PROPERTY PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:

	June 30, 2012	December 31, 2011
Office Equipment	$3,025	$—

Professional Equipment	600	600

Sub-Total	3,625	600
Accumulated Deprecation	(950)	(600)

Property Plant & Equipment, Net	$2,675	$—

Depreciation expense totaled $350 and $0 for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 6. NOTES AND LOANS PAYABLE

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum. As at the date of this filing, the note remains outstanding and no demand has been made.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand. As at the date of this filing, no demand has been made.

On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 representing monies owed to Kunin Business Consulting for executive services provided by, and expenses reimbursable to, Norman A. Kunin through September 30, 2011, pursuant to the terms and conditions of the Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011. The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. Mr. Kunin was formerly the CFO until August 16, 2011. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified.

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

Accrued interest at June 30, 2012 was $32,808.

NOTE 7. RELATED PARTY LOANS

As at June 30, 2012, affiliates and related parties are due a total of $1,795,922 which is comprised of loans to the Company of $1,111,542, accrued interest of $110,119, unpaid compensation of $556,322, and unpaid reimbursable expenses of $17,939. During the three months ended June 30, 2012, loans to the Company decreased by $356,691, accrued interest decreased by $13,388, unpaid compensation increased by $3,355 and reimbursable expenses increased by $2,724.

The decrease in Related Party Loans of $356,691 is comprised of an increase in already outstanding cash loans of $13,309 from Huntington Chase Financial Group, accrued compensation converted to notes payable in the amount of $98,000, and a decrease in notes payable of $468,000 which were converted to the Company’s common stock. The increases in notes payable for accrued compensation of $98,000 is comprised of an increase of $30,000 in the already existing Senior Convertible Promissory Note issued to William B. Nesbitt, the Company’s Chief Executive Officer, bearing interest at a rate of five percent (5%) per annum, and payable upon completion of certain funding goals of the Company; and a Convertible Promissory Note issued to Calli Bucci, the Company’s Chief Financial Officer, in the amount of $68,000, interest-free, and payable upon demand. All other outstanding related party notes bear interest at the rate of seven percent (7%) per annum and are due and payable within one (1) year of receipt of written demand by the related party creditors.

In addition, the Company converted certain Convertible Notes Payable to The Kasper Group and Calli Bucci into common stock of the Company at $0.32 per share, resulting in a decrease in notes payable of $468,000, and a decrease in accrued interest in the amount of $24,625.

The Company’s increase in Related Party Payables of $3,355 is due to an increase in accrued compensation of $74,600 payable to Huntington Chase, Ltd., The Kasper Group, and Calli Bucci, all related party creditors, and a decrease of $71,245 resulting from payments of accrued compensation in the amount of $3,245, and accrued compensation converted to notes payable in the amount of $68,000.

Accrued interest at June 30, 2012, was $110,119.

NOTE 8. STOCKHOLDERS’ (DEFICIT)

The total number of authorized shares of common stock that may be issued by the Company is 75,000,000 with a par value of $0.001 per share.

The Board of Directors has approved an action to amend the Articles of Incorporation to provide for the issuance of 10 million shares of preferred stock with no par value. The amendment of the Articles has not yet been filed with the Nevada Secretary of State’s Office.

During January, 2009, the Company issued 500,000 common shares for investor relations consulting services valued at $120,000.

During March, 2009, the Company issued 9,560,745 common shares for cash at $0.001 per share.

During April, 2009, the Company issued 1,200,000 common shares for cash at $0.25 per share.

During April, 2009, the Company issued 100,000 common shares for web site design services valued at $180,000, which was amortized over a period of 3 years, and has been fully expensed as of June 30, 2012.

During May, 2009, the Company issued 50,000 common shares for web site design services valued at $90,000, which was amortized over a period of 3 years, and has been fully expensed as of June 30, 2012.

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

During May, 2010, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $450,000 which was amortized over a period of 2 years, and has been fully expensed as of June 30, 2012.

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

On December 16, 2011, the Company issued 250,000 shares of its common stock for cash at $0.001 per share. The shares were valued at $30,000, which has been expensed in the current year.

On January 31, 2012, the former Chief Financial Officer, Norman A. Kunin, converted his debt in the amount of $147,908 into 462,214 restricted shares of the Company’s common stock at $0.32 per share. As a result, $147,446 has been recorded as paid in capital.

On February 6, 2012, two Directors of the Company received the right to purchase 250,000 each shares of common stock at par value of $0.001 for their services over and above their roles as Directors of the Company. Both Directors elected to purchase the shares and, as a result, a total of 500,000 restricted shares of the Company’s common stock were issued. The shares were valued at $90,000, which has been expensed in the current year, and $89,500 has been recorded as paid in capital.

On February 6, 2012, William B. Nesbitt, the Company’s Chief Executive Officer, was afforded the opportunity to purchase 500,000 shares of common stock at par value of $0.001 for his contribution to the Company prior to executing an employment agreement with the Company. Mr. Nesbitt elected to purchase the shares and, as a result, 500,000 restricted shares of the Company’s common stock were issued for $500 cash. The shares were valued at $90,000, which has been expensed in the current year, and $89,500 has been recorded as paid in capital.

On February 29, 2012, 50,000 restricted shares of the Company’s common stock were issued to a consultant in exchange for services. The shares were valued at $9,000, which has been expensed in the current year, and $8,950 has been recorded as paid in capital.

On April 11, 2012, 1,250,000 restricted shares of the Company’s common stock were issued EV Transportation, Inc., a Nevada corporation (“EV”), in connection with a Settlement Agreement and Mutual Release entered into on April 2, 2012. The shares were valued at $350,000, which has been expensed in the current year, and $348,750 has been recorded as paid in capital.

On June 5, 2012, the Chief Financial Officer, Calli Bucci, converted her debt in the amount of $68,000 into 212,500 restricted shares of the Company’s common stock at $0.32 per share. As a result, $67,788 has been recorded as paid in capital.

On June 27, 2012, The Kasper Group converted its debt in the amount of $424,624 into 1,326,952 shares of the Company’s common stock at $0.32 per share. As a result, $423,297 has been recorded as paid in capital.

The Company expensed deferred stock compensation of $36,875 for the three months ended June 30, 2012.

As at June 30, 2012 the Company has 29,034,490 common shares issued and outstanding.

NOTE 9. WARRANTS AND OPTIONS

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

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter. The options have been valued using the Black-Scholes valuation method at $0.18 per share or $270,000. The Company used the following assumptions in valuing the options: expected volatility 1.97; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.10%. The Company has recorded a total of $270,000 of deferred stock compensation, of which $22,500 was expensed in prior periods, and $22,500 has been expensed during the current period for the 125,000 options vested during the current period. There remains deferred stock compensation in the amount of $225,000 as of June 30, 2012.

The Company has expensed a total of $198,750 in deferred compensation for the three months ended June 30, 2012. There remains $225,000 in deferred compensation at June 30, 2012.

As of June 30, 2012, the Company has no Warrants and 7,247,547 Options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	2.25	$571,887	$0.25
$0.473	435,000	3.00	205,755	$0.37
$0.320	1,750,000	3.75	560,000	$0.35
$0.320	1,275,000	8.75	408,000	$0.35
$0.200	1,500,000	4.50	300,000	$0.33
	7,247,547		$2,045,642	$0.33

Options	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2011	5,747,547	$0.35
Issued	1,500,000	0.33
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at June 30, 2012	7,247,547	$0.33

NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years.

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to provide certain financial advisory services in exchange for remuneration consisting of an engagement fee of pay £7,812.50 pounds sterling (US$12,481), a monthly retainer in the amount of £15,625 pounds sterling (US$23,437) deferred until certain funding goals are met by the Company, and a 5% fee for funding raised by Innovator. As at June 30, 2012, the Company and Innovator are in dispute with respect to the Innovator Agreement. It is management’s belief, however, that the outcome will not adversely affect the Company.

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

On May 18, 2010, the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services, the Company issued 1,000,000 restricted shares of the Company’s common stock to Prominence, valued at $0.45 per share. The Company recorded deferred compensation valued at $450,000, which was amortized over 24 months, and has been fully expensed as of June 30, 2012. The Company expensed $28,125 of deferred compensation for the three months ended June 30, 2012 The Prominence Consulting Agreement expired on May 18, 2012.

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

On September 30, 2011, a total of $144,500 in fees, including all one-time payments, and expense reimbursements, was payable to Kunin Business Consultants. On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 in favor of Mr. Kunin. The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified. The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock. Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest.

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

On October 10, 2011, William N. Plamondon III resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon claimed to the Company that he was constructively discharged on this date, but the Company has denied such claim. The employment agreement with William N. Plamondon III, dated January 30, 2009, which provided for compensation in the amount of $35,000 per month and standard health benefits, was terminated effective October 31, 2011. The employment agreement with Mr. Plamondon contains certain terms with respect to remuneration received or that may be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000. All disputes between the Company and Mr. Plamondon have been settled.

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

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants. Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer. Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary, and R.I. Heller & Co. is the corporation controlled by

Mr. Plamondon. On July 23, 2012, the Company, entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and Mr. Plamondon, Ms. Davis and R.I. Heller & Co., LLC. The Agreement is effective July 20, 2012 and its terms are confidential other than as disclosed below. All parties to the dispute believe that the terms are satisfactory and in the best interests of the parties and the Company. Pursuant to the Agreement, three million five hundred fifty nine thousand seven hundred fifty (3,559,750) shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis have been cancelled. Mr. Plamondon and Ms. Davis retain one million (1,000,000) shares and five hundred thousand (500,000) shares, respectively. Additionally, all indebtedness of the Company to R.I. Heller & Co, LLC in the amount of eight hundred forty-seven thousand, one-hundred and forty-two dollars ($847,142) has been cancelled and all stock options awarded to related parties have been cancelled.

On April 2, 2012, the Company and Edward W. Withrow III, the Company’s Chairman and Founder, entered into a Settlement Agreement and Mutual Release with EV Transportation, Inc., a Nevada corporation (“EV”). The settlement was in connection with a complaint filed by EV with the Superior Court of California, County of Los Angeles, Case No. BC475402, on December 16, 2011, against Ecologic Transportation, Inc., Edward W. Withrow III, William N. Plamondon III, former CEO of the Company, Erin E. Davis (Mr. Plamondon’s wife), former Secretary of the Company and a former consultant to EV Rentals, Inc., and R.I. Heller & Co. LLC, a company controlled by Mr. Plamondon, and others. The Settlement resolves any disputes between the Company, Mr. Withrow and EV. In connection with the settlement, 1,250,000 shares of the Company’s common stock will be issued to designees of EV. All other terms and conditions of the Settlement are confidential.

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2012 and December 31, 2011 are presented below:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$3,162,000	$2,275,000
Less valuation allowance	(3,162,000)	(2,275,000)
Net deferred tax asset	$—	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $520,000 for the three month period ending June 30, 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between June 30, 2012 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

On July 5, 2012, the Company entered into a Consulting Agreement with Greg Suess for advisory services provided to the Company in connection with the no-fault Settlement Agreement and Mutual Release entered into on July 23, 2012. As compensation for services rendered, Mr. Suess shall be afforded the opportunity to purchase 75,000 restricted shares of the Company’s common stock at a price of $0.001 per share. Mr. Suess purchased the shares on July 24, 2012.

On July 5, 2012, the Company entered into a Consulting Agreement with NUF Enterprises LLC (“NUF”), a Texas limited liability company, for advisory services provided to the Company in connection with the no-fault Settlement Agreement and Mutual Release entered into on July 23, 2012. As compensation for services rendered, NUF shall be afforded the opportunity to purchase 75,000 restricted shares of the Company’s common stock at a price of $0.001 per share.

On July 23, 2012, the Company entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and its former Chief Executive Officer, Mr. William Plamondon, its former Corporate Secretary, Ms. Erin Davis, and Mr. Plamondon’s business advisory company, R.I. Heller & Co., LLC. The Agreement is effective July 20, 2012, and its terms are confidential other than as disclosed below. All parties to the dispute believe that the terms are satisfactory and in the best interests of the parties and the Company.

Pursuant to the Settlement Agreement, three million five hundred fifty nine thousand seven hundred fifty (3,559,750) shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis have been cancelled. Mr. Plamondon and Ms. Davis retain one million (1,000,000) shares and five hundred thousand (500,000) shares, respectively. Additionally, all indebtedness of the Company to R.I. Heller & Co, LLC totaling eight hundred forty-seven thousand, one-hundred and forty-two dollars ($847,142) has been cancelled, and all stock options granted to Mr. Plamondon and Ms. Davis have been cancelled.

On August 2, 2012 the Company entered into a letter of intent to acquire all of the issued and outstanding shares of ACE RENT A CAR, Inc., an Indiana corporation. The Company has begun due diligence and looks to enter into a definitive agreement within 120 days from the signing of the letter of intent.

During the period July 1, 2012 through August 14, 2012, the Company decreased its loans from related parties by $810,742, from a total of $1,795,922 at June 30, 2012 to $985,180 at August 14, 2012. The decrease represents the cancellation of debt to William Plamondon and R.I. Heller & Co, LLC in the amount of $847,142, and an increase in accrued compensation owed to related parties in the amount of $36,400. The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

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

On August 16, 2011, Norman A. Kunin resigned as Chief Financial Officer of the Company due to health issues. Mr. Kunin continues to provide services to the Company as a consultant. On August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services. The Consulting Agreement is for an initial term of 2 years, and provides for monthly compensation in the amount of $5,000 for the first year, increasing to $7,500 per month for the second year, and a monthly allowance of $300 for transportation costs. All cash compensation payable under this agreement has been deferred until the Company meets certain funding goals.

On September 30, 2011, a total of $144,500 in fees, including all one-time payments, and expense reimbursements, was payable to Kunin Business Consultants. On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 in favor of Mr. Kunin. The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified. The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock. Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest.

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

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants. Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer. Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon. On July 23, 2012 the Company, entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and Mr. Plamondon, Ms. Davis and R.I. Heller & Co., LLC. The Agreement is effective July 20, 2012 and its terms are confidential other than as disclosed below. All parties to the dispute believe that the terms are satisfactory and in the best interests of the parties and the Company. Pursuant to the Agreement, three million five hundred fifty nine thousand seven hundred fifty (3,559,750) shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis have been cancelled. Mr. Plamondon and Ms. Davis retain one million (1,000,000) shares and five hundred thousand (500,000) shares, respectively. Additionally, all indebtedness of the Company to R.I. Heller & Co, LLC in the amount of eight hundred forty-seven thousand, one-hundred and forty-two dollars ($847,142) has been cancelled and all stock options awarded to related parties have been cancelled.

On April 2, 2012, the Company and Edward W. Withrow III, the Company’s Chairman and Founder, entered into a Settlement Agreement and Mutual Release with EV Transportation, Inc., a Nevada corporation (“EV”). The settlement was in connection with a complaint filed by EV with the Superior Court of California, County of Los Angeles, Case No. BC475402, on December 16, 2011, against Ecologic Transportation, Inc., Edward W. Withrow III, William N. Plamondon III, former CEO of the Company, Erin E. Davis (Mr. Plamondon’s wife), former Secretary of the Company and a former consultant to EV Rentals, Inc., and R.I. Heller & Co. LLC, a company controlled by Mr. Plamondon, and others. The Settlement resolves any disputes between the Company, Mr. Withrow and EV. In connection with the settlement, 1,250,000 shares of the Company’s common stock will be issued to designees of EV. All other terms and conditions of the Settlement are confidential.

Overview

Our car rental business and our products business intends to provide distribution channels for certain environmental products and both generate certain internal product requirements in order to allow us to be “green” throughout our operation. Initially our business plan calls for the products to be focused on transportation and its ancillary markets.

We are a development stage company in the business of environmental transportation. Our primary focus is an environmental car rental operation.

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

In 2009, we launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and currently have operations in Atlanta, San Diego and Los Angeles. No new locations have been established as of June 30, 2012. We are currently in negotiations with Park ‘N Fly to revise the existing arrangements we have with them.

Results of Operations

Three and six months ended June 30, 2012 compared to three and six months ended June 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

					December 16, 2008
	Three months ended		Six months ended		(Inception ) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenue	$110,768	$103,144	$213,891	$191,512	$1,036,632

Cost of sales	$100,584	$106,374	$196,438	$188,907	$1,000,798

General and administrative expenses	$737,544	$678,716	$1,418,185	$1,078,848	$7,385,558

Net (loss)	$(735,557)	$(721,845)	$(1,440,190)	$(1,138,134)	$(7,561,496)

Revenue

For the three month period ended June 30, 2012, revenue in the amount of $110,768 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the three month period ended June 30, 2011, revenue in the amount of $103,144 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

For the six month period ended June 30, 2012, revenue in the amount of $213,891 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations. For the six month period ended June 30, 2011, revenue in the amount of $191,512 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations.

As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the three month period ended June 30, 2012, cost of sales in the amount of $100,584 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. For the three month period ended June 30, 2011, cost of sales in the amount of $106,374 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An increase in sales and a decrease in transportation expenses resulted in an increase in gross profit for the current period of $10,184 compared to a gross loss of $3,230 for the same period last year.

For the six month period ended June 30, 2012, cost of sales in the amount of $196,438 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. For the six month period ended June 30, 2011, cost of sales in the amount of $188,907 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An increase in sales and a decrease in transportation expenses resulted in an increase in gross profit for the current period of $17,453 compared to a gross profit of $2,605 for the same period last year.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012, were comprised of $235,625 of amortization of stock compensation, $350,000 of stock compensation related to legal settlement, $30,485 of legal and accounting fees, $77,500 of consulting, and $43,934 of office, overhead and other general and administrative expenses.

General and administrative expenses for the three months ended June 30, 2011, were comprised of $343,449 in amortization of stock compensation, $57,129 of legal and accounting fees, $227,000 of consulting fees, and $51,138 of office overhead and other general and administrative expenses.

Increases in general and administrative expenses for the three months ended June 30, 2012 as compared to 2011, were significantly attributable to a decrease in amortization of stock compensation of $107,824, an increase in the value of stock compensation related to legal settlement of $350,000, a decrease in legal and accounting fees of $26,644, a decrease in consulting fees of $149,500, and a decrease in office overhead and other general and administrative expenses of $7,204.

General and administrative expenses for the six months ended June 30, 2012, were comprised of $612,125 of amortization of stock compensation, $350,000 of stock compensation related to legal settlement, $45,935 of legal and accounting fees, $332,500 of consulting, and $77,626 of office, overhead and other general and administrative expenses.

General and administrative expenses for the six months ended June 30, 2011, were comprised of $422,199 in amortization of stock compensation, $109,118 of legal and accounting fees, $439,000 of consulting fees, and $108,531 of office overhead and other general and administrative expenses.

Increases in general and administrative expenses for the six months ended June 30, 2012 as compared to 2011 were significantly attributable to an increase in amortization of stock compensation of $189,926, an increase in the value of stock compensation related to legal settlement of $350,000, a decrease in legal and accounting fees of $63,183, a decrease in consulting fees of $106,500, and a decrease in office overhead and other general and administrative expenses of $30,905.

General and administrative expenses for the three month period ended June 30, 2012 were $737,544 as compared to $678,716 for the three month period ended June 30, 2011 which resulted in an increase in general and administrative expenses for the current period of $58,828.

General and administrative expenses for the six month period ended June 30, 2012 were $1,418,186 as compared to $1,078,848 for the six month period ended June 30, 2011 which resulted in an increase in general and administrative expenses for the current period of $339,338.

General and Administrative Expenses	For the three months ended		For the six months ended
	June 30,		June 30,		Variances
	2012	2011	2012	2011	3-Month	6-Month

Amortization of stock options granted	$198,750	$150,000	$397,500	$150,000	$48,750	$247,500
Amortization of deferred stock compensation	36,875	193,449	214,625	272,199	(156,574)	(57,574)
Value of Stock-Legal settlement	350,000	—	350,000	—	350,000	350,000
Legal, accounting and professional fees	30,485	57,129	45,935	109,118	(26,644)	(63,183)
Management consulting services	92,500	165,000	302,500	332,000	(72,500)	(29,500)
Other outside services	(15,000)	62,000	30,000	107,000	(77,000)	(77,000)
Office supplies and miscellaneous expenses	27,134	27,348	43,876	61,341	(214)	(17,465)
Rent expense	16,800	23,790	33,750	47,190	(6,990)	(13,440)

Total General and Administrative Expenses	$737,544	$678,716	$1,418,186	$1,078,848	$58,828	$339,338

Significant changes in general and administrative expenses for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011, were attributable to the following items:

●
an increase in amortization of stock options of $48,750, primarily due to additional stock options granted in the last six months, resulting in stock option amortization of $198,750 in the current period versus $150,000 for the same period last year.

●
a decrease in amortization of deferred stock compensation of $156,574, primarily due to certain deferred compensation fully expensed in the prior year, resulting in a decrease of $114,699 in the current period; and certain deferred compensation fully amortized at May 15, 2012, resulting in only $36,875 of expense in the current period versus $78,750 expense for the same period last year.

●	a legal settlement dated April 2, 2012, which included in the amount of 1,250,000 shares of common stock, valued at $350,000, versus no such expense in the same period last year.

●
a decrease in legal, accounting and professional fees of $26,644, primarily due to the cancellation of a consulting agreement, which provided for $47,000 in the previous year versus none in the current year; an increase in auditors fees of $8,086; an increase in general accounting services of $12,535, and a decrease in legal fees of $265.

●
a decrease in management consulting fees of $72,500 primarily due  a decrease of $105,000 in accrued executive management fees due to the resignation of a principal executive, resulting in no expense in the current period versus 3 months of expense for the same period in 2011; and an increase in executive management fees of $30,000 pursuant to an employment agreement commencing November 1, 2011, resulting in 3 months of expense in the current period versus no expense in the same period in 2011, and an increase in miscellaneous management fees of $2,500;

●
a decrease in other outside services of $77,000, primarily due to the reversal of $45,000 in the current period for consulting fees erroneously accrued on an expired contract, and miscellaneous one-time fees paid in the previous year in the amount of $32,000, compared to none for the same period in the current year; and

●	a decrease in rent expense of $6,990 due to a decrease in leased office space.

General and administrative expenses for both the three and six month periods ended June 30, 2012 and 2011 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital	At June 30,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$57,746	$49,583	$7,863
Current Liabilities	1,262,529	1,126,512	136,017
Working Capital (Deficit)	$(1,204,783)	$(1,076,929)	$(128,014)

Cash Flows	For the six months ended
	June 30,
	2012	2011
Net Cash (used in) Operating Activities	$(73,144)	$(170,366)
Net Cash (used in) Investing Activities	(3,025)	Nil
Net Cash provided by Financing Activities	84,432	176,187
Increase (Decrease) in Cash	$8,263	$5,821

We had cash in the amount of $37,813 as of June 30, 2012 as compared to $29,550 as of December 31, 2011. We had a working capital deficit of $(1,204,965) as of June 30, 2012.

We have suffered recurring losses from operations resulting in an accumulated deficit of $7,561,496 since inception. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

As at June 30, 2012, affiliates and related parties are due a total of $1,795,922, which is comprised of loans to the Company of $1,111,542, accrued interest of $110,119, unpaid compensation of $556,322, and unpaid reimbursable expenses of $17,939. During the three months ended June 30, 2012, loans to the Company decreased by $356,691, accrued interest decreased by $13,388, unpaid compensation increased by $3,355, and reimbursable expenses increased by $2,724. The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

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

Contractual Obligations

As a “smaller reporting company“, we are not required to provide tabular disclosure obligations.

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

Net Income (Loss) Per Common Share

Our company calculates net income (loss) per share as required by ASC 450-10, “Earnings per Share.“ Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company“, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission‘s rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2012, the end of our period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants. Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer. Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon. On July 23, 2012 the Company, entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and Mr. Plamondon, Ms. Davis and R.I. Heller & Co., LLC. The Agreement is effective July 20, 2012 and its terms are confidential other than as disclosed below. All parties to the dispute believe that the terms are satisfactory and in the best interests of the parties and the Company. Pursuant to the Agreement, three million five hundred fifty nine thousand seven hundred fifty (3,559,750) shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis have been cancelled. Mr. Plamondon and Ms. Davis retain one million (1,000,000) shares and five hundred thousand (500,000) shares, respectively. Additionally, all indebtedness of the Company to R.I. Heller & Co, LLC in the amount of eight hundred forty-seven thousand, one-hundred and forty-two dollars ($847,142) has been cancelled and all stock options awarded to related parties have been cancelled.

On April 2, 2012, the Company and Edward W. Withrow III, the Company’s Chairman and Founder, entered into a Settlement Agreement and Mutual Release with EV Transportation, Inc., a Nevada corporation (“EV“). The settlement was in connection with a complaint filed by EV with the Superior Court of California, County of Los Angeles, Case No. BC475402, on December 16, 2011, against Ecologic Transportation, Inc., Edward W. Withrow III, William N. Plamondon III, former CEO of the Company, Erin E. Davis (Mr. Plamondon’s wife), former Secretary of the Company and a former consultant to EV Rentals, Inc., and R.I. Heller & Co. LLC, a company controlled by Mr. Plamondon, and others. The Settlement resolves any disputes between the Company, Mr. Withrow and EV. In connection with the settlement, 1,250,000 shares of the Company’s common stock will be issued to designees of EV. All other terms and conditions of the Settlement are confidential.

We know of no other material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A.	Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements“. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements“ involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements“.

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

Currently, we have limited operating capital. As of June 30, 2012, our cash available was $37,813. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

If we need funds and cannot raise them on acceptable terms, we may not be able to:

●	execute our business plan;
●	acquire or lease our proposed fleet of rental cars;
●	take advantage of future opportunities, including synergistic acquisitions;
●	respond to customers, competitors or violators of our proprietary and contractual rights; or
●	remain in operation.

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

Our share is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock“ to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors“. The term “accredited investor“ refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a shareholder‘s ability to buy and sell our shares.

In addition to the “penny stock“ rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares.

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

10.17	Employment Agreement between our company and William B. Nesbitt effective as of November 1, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2012)

10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

(16)	Auditors Letters

16.1	Letter dated March 22, 2012 from StarkSchenkein, LLP addressed to the Securities and Exchange Commission. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

16.2	Auditor Consent Letter dated March 27, 2012 from Stan J.H. Lee, CPA (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2012)

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William B. Nesbitt

31.2*	Section 302 Certification of Calli R. Bucci

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William B. Nesbitt

32.2*	Section 906 Certification of Calli R. Bucci

(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.

Dated: August 14, 2012	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)