Form 10-Q
period 2012-09-30
Ecologic Transportation, Inc.
filed 2012-11-19
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

☐ YES    ☐ NO

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

26,424,740 common shares issued and outstanding as of November 15, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2012, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2011, on Form 10K, as filed with the Securities and Exchange Commission.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Cash	$20,987	$29,550
Accounts receivable, net	30,093	8,030
Prepaid expenses and other current assets	100	12,003

Total Current Assets	51,180	49,583

Investment in securities (Note 3)	12,062	—
Equipment, net (Note 4)	2,525	—
Other Assets	8,858	7,694

TOTAL ASSETS	$74,625	$57,277

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$733,281	$627,830
Due to related parties (Note 6)	396,829	498,682
Total Current Liabilities	1,130,110	1,126,512

Long Term Liabilities
Related party loans (Note 6)	738,287	1,556,469
Notes & loans payable (Note 5)	182,118	307,392
Total Long Term Liabilities	920,405	1,863,861

Total Liabilities	2,050,515	2,990,373

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 25,624,740 and 24,732,824 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (Note 7)	25,625	24,733
Additional paid in capital	5,860,203	3,223,658
Deficit accumulated during the development stage	(7,861,718)	(6,181,487)

Total Stockholders’ Deficit	(1,975,890)	(2,933,096)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,625	$57,277

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					Cumulative From
					December 16, 2008
	For the 3 months ended		For the 9 months ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenue	$115,114	$116,264	$329,005	$308,956	$1,151,746

Cost of sales	105,334	117,457	301,772	307,621	1,106,132
Gross profit (loss)	9,780	(1,193)	27,233	1,335	45,614

General and administrative expenses	280,730	671,836	1,348,916	1,750,607	7,314,288

Operating (loss)	(270,950)	(673,029)	(1,321,683)	(1,749,272)	(7,268,674)

Interest expense	(19,223)	(27,724)	(68,582)	(89,644)	(243,233)
Interest income	12	13	34	42	189
Loss on settlement of debt	—	—	(350,000)	—	(350,000)

Net income (loss)	$290,161	$(700,740)	$(1,740,231)	$(1,838,874)	$(7,861,718)

Net income (loss) per common share - basic and diluted	$0.01	$(0.03)	$(0.07)	$(0.08)

Weighted average common shares outstanding - basic and diluted	25,425,000	24,333,982	25,425,000	24,333,982

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
			December 16, 2008
	For the 9 months ended		(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Operating Activities:
Net loss	$(1,740,231)	$(1,838,874)	$(7,861,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	787,625	822,000	3,538,355
Value of stock related to legal settlement	350,000	—	350,000
Expenses converted to related party loans	131,667	199,000	830,167
Provision for uncollectible accounts	—	7,993	—
Depreciation	500	—	1,100
Changes in operating assets and liabilities:
Increase in accounts receivable	(22,163)	(34,755)	(30,194)
Decrease (increase) in other assets	10,839	530	(7,130)
Increase in accounts & notes payable, accrued expenses, deferred compensation	127,326	192,412	730,964
Increase in due to related parties	248,175	291,357	832,100
Net cash (used in) operating activities	(106,262)	(360,337)	(1,616,356)

Investing Activities:
Cash received in reverse merger	—	—	10,448
Purchase of equipment	(3,025)	—	(3,625)
Net cash (used in) provided by investing activities	(3,025)	—	6,823

Financing Activities:
Proceeds from related party loans	100,649	94,643	876,376
Proceeds from notes payable	—	269,500	284,500
Contributed capital	—	—	710
Issuance of common stock for cash	75	—	522,885
Reduction in equity due to subsidiary spin-off	—	—	(60,000)
Common share subscriptions receivable	—	—	6,049
Net cash provided by financing activities	100,724	364,143	1,630,520

Increase (decrease) in cash	(8,563)	3,806	20,987

Cash - beginning of period	29,550	21,579	—

Cash - end of period	$20,987	$25,385	$20,987

NONCASH FINANCING ACTIVITIES
Recapitalization for reverse acquisition	$—	$—	$(31,908)
Conversion of debt to common shares	$637,125	$—	$637,125
Cancellation of debt	$847,142	$—	847,142
Common share subscriptions receivable	$—	$—	$6,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28,033	$—	$28,033
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1. OVERVIEW

The accompanying unaudited interim consolidated financial statements of Ecologic Transportation, Inc. (formerly USR Technology, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2011, on Form 10-K, as filed with the Securities and Exchange Commission.

The interim consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.

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

In 2009, we launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and currently have operations in Atlanta, San Diego and Los Angeles, our initial test market for the product. Management has evaluated the results of operations during the test period since 2009, and has determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September, 2012, the testing sites in Atlanta ceased operations. As of December 1, 2012, the Park ‘N Fly Agreement will expire, and operations will cease in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. In addition, a test market with a national automotive oil change chain has commenced, for the utilization of the Shine® product to be offered as an additional service.  The results of this test market will continue to be evaluated, as well as any opportunities that arise from these efforts.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $7,561,496, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

Equipment: Equipment is carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

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

The Company’s current revenue stream is from Ecologic Products’ Ecologic Shine®. Through the agreement with Park ‘N Fly, Ecologic Shine® is currently operating in three Park ‘N Fly locations. The Company invoices Park ‘N Fly every two weeks by Ecologic Products for the total cars serviced, and Park ‘N Fly pays the Company within two weeks of receipt of the invoice. As of December 1, 2012, the Park ‘N Fly Agreement will expire, and the operations in all locations will be discontinued.

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

Fair Value of Financial Instruments: ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, leases receivable, prepaid and other current assets, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value; they are receivable or payable on demand.

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

Troubled Debt Restructuring: Issued in April 2011, ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted.

Comprehensive Income: Issued in June 2011, ASU 2011-05 eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. It will require companies to report the total of comprehensive income including the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied retrospectively. Early adoption is permitted.

Intangibles: Issued in September 2011, ASU 2011-08 permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Disclosures about Offsetting Assets and Liabilities: Issued in December 2011, ASU 2011-11 requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

Recently Issued Accounting Standards Updates: There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3: INVESTMENT IN SECURITIES

Amazonas Florestal, Ltd. (formerly Ecologic Systems, Inc.)

On March 16, 2012, Ecologic Systems, Inc. (“EcoSys”), a wholly-owned subsidiary of the Company with two million (2,000,000) issued and outstanding shares of common stock, entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc., resulting in, among other things, a change in control of EcoSys, whereby EcoSys was no longer a subsidiary of the Company. Included in the Share Exchange was the condition that for a period of one hundred and eighty (180) days after the Closing, the shares of EcoSys held by the Company would be subject to an anti-dilution provision that protected the Company’s three percent (3%) ownership. As a result, on March 16, 2012, an additional 2,020,618 shares of EcoSys common stock was issued to the Company, thereby increasing the Company’s holdings to 4,020,618 shares, and maintaining the Company’s 3% ownership.

On April 11, 2012, Ecologic Systems, Inc. changed its name to Amazonas Florestal Ltd. (“AZFL”), and Amazonas Florestal, Inc. became a wholly owned subsidiary of AZFL. On April 19, 2012, AZFL effectuated a 3 for 1 forward stock split, which increased the Company’s holding to 12,061,854 shares of AZFL common stock.

As of September 30, 2012, the Company held 12,061,854 shares of AZFL common stock with a fair value of $12,062.

NOTE 4. EQUIPMENT

Equipment consists of the following:

	September 30, 2012	December 31, 2011
Office Equipment	$3,025	$—
Professional Equipment	600	600
Sub-Total	3,625	600
Accumulated Deprecation	(1,100)	(600)
Equipment, Net	$2,525	$—

Depreciation expense totaled $500 and $0 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum. As at the date of this filing, the note remains outstanding and no demand has been made for repayment.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand. As at the date of this filing, no demand has been made for repayment.

On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 representing monies owed to Kunin Business Consulting for executive services provided by, and expenses reimbursable to, Norman A. Kunin through September 30, 2011, pursuant to the terms and conditions of the Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011. The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. Mr. Kunin was formerly the CFO until August 16, 2011. On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share. No other terms of the Note were modified (see below).

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

Accrued interest at September 30, 2012 and December 31, 2011, was $57,118 and $37,892, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years.

As at September 30, 2012, affiliates and related parties are due a total of $1,140,817 which is comprised of loans to the Company of $685,459, accrued interest of $58,529, unpaid compensation of $389,122, and unpaid reimbursable expenses of $7,707.

All outstanding related party notes bear interest at the rate of 5% and 7% per annum, and are due and payable within one (1) year of receipt of written demand by the related party creditors.

The Company’s decrease in unpaid compensation of $167,200 is due to an increase in accrued compensation of $77,800 payable to Huntington Chase, Ltd., The Kasper Group, and Calli Bucci, all related party creditors, and a decrease of $245,000, resulting from the cancellation of debt related to the Settlement Agreement and Mutual Release dated July 23, 2012 (see Note 9).

Accrued interest at September 30, 2012 and December 31, 2011, was $58,529 and $99,026, respectively.

NOTE 7. COMMON SHARES

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

During April, 2009, the Company issued 100,000 common shares for web site design services valued at $180,000, which was amortized over a period of 3 years, and has been fully expensed as of September 30, 2012.

During May, 2009, the Company issued 50,000 common shares for web site design services valued at $90,000, which was amortized over a period of 3 years, and has been fully expensed as of September 30, 2012.

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

During May, 2010, the Company issued 1,000,000 shares of its common stock to a consultant for services valued at $450,000 which was amortized over a period of 2 years, and has been fully expensed as of September 30, 2012.

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

On July 5, 2012, the Company issued 150,000 shares of its restricted common stock to two consultants in exchange for services rendered to the Company. The shares were valued at $33,000, which has been expensed in the current year, and $32,850 has been recorded as paid in capital. In addition, one shareholder paid $75.00 to purchase his shares at par, pursuant to his Consulting Agreement.

In August 2012, Mr. William Plamondon returned 3,059,750 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012. As a result, $3,060 has been recorded to paid in capital.

In August 2012, Ms. Erin Davis returned 500,000 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012. As a result, $500 has been recorded to paid in capital.

The Company has fully expensed all deferred stock compensation during previous periods. No expense has been recorded for the three months ended September 30, 2012.

NOTE 8. WARRANTS AND OPTIONS

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

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter. The options have been valued using the Black-Scholes valuation method at $0.18 per share or $270,000. The Company used the following assumptions in valuing the options: expected volatility 1.97; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of 1.10%. The Company has recorded a total of $270,000 of deferred stock compensation, of which $45,000 was expensed in prior periods, and $22,500 has been expensed during the current period for the 125,000 options vested during the current period. There remains deferred stock compensation in the amount of $202,500 as of September 30, 2012.

On July 23, 2012, the Company entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and its former Chief Executive Officer, Mr. William Plamondon, its former Corporate Secretary, Ms. Erin Davis, and Mr. Plamondon’s business advisory company, R.I. Heller & Co., LLC. Pursuant to the Settlement Agreement, all stock options previously granted to Mr. Plamondon and Ms. Davis are to be cancelled. As a result, the Company canceled the 1,000,000 options granted to Mr. Plamondon valued at $270,000, and the 250,000 options granted to Ms. Davis valued at $75,000, which were fully vested at the date of the Settlement Agreement.

The Company has expensed a total of $22,500 in deferred compensation for the three months ended September 30, 2012. There remains $202,500 in deferred compensation at September 30, 2012.

As of September 30, 2012, the Company has no Warrants and 5,997,547 Options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	2.00	$571,887	$0.25
$0.473	435,000	2.75	205,755	$0.37
$0.320	750,000	3.50	240,000	$0.35
$0.320	1,025,000	8.50	328,000	$0.35
$0.200	1,500,000	4.25	300,000	$0.31
	5,997,547		$1,645,642	$0.31

Options	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2011	5,747,547	$0.35
Issued	1,500,000	0.31
Exercised	—	—
Expired / Cancelled	(1,250,000)	(0.35)
Outstanding at September 30, 2012	5,997,547	$0.31

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to provide certain financial advisory services in exchange for remuneration consisting of an engagement fee of pay £7,812.50 pounds sterling (US$12,481), a monthly retainer in the amount of £15,625 pounds sterling (US$23,437) deferred until certain funding goals are met by the Company, and a 5% fee for funding raised by Innovator. As at September 30, 2012, the Company and Innovator are in dispute with respect to the Innovator Agreement.

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

On May 18, 2010, the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services, the Company issued 1,000,000 restricted shares of the Company’s common stock to Prominence, valued at $0.45 per share. The Company recorded deferred compensation valued at $450,000, which was amortized over 24 months, and has been fully expensed as of September 30, 2012. The Prominence Consulting Agreement expired on May 18, 2012.

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

Mr. Kunin resigned as Chief Financial Officer of the Company in August, 2011, due to certain health conditions. As a result, both the Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011, were effectively terminated. On August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services. The Consulting Agreement was for an initial term of 2 years, and provided for monthly compensation in the amount of $5,000 for the first year, increasing to $7,500 per month for the second year, and a monthly allowance of $300 for transportation costs. All cash compensation payable under this agreement has been deferred until the Company meets certain funding goals. The Consulting Agreement terminated as regards to future services on the death of Mr. Kunin subsequent to the end of the period covered by this quarterly report.

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

The Company entered into an employment agreement with Mr. Nesbitt effective November 1, 2011, for his services as President and Chief Executive Officer of the Company. The Agreement supersedes any other existing engagement for Mr. Nesbitt’s services. The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options.

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

On April 2, 2012, the Company and Edward W. Withrow III, the Company’s Chairman and Founder, entered into a Settlement Agreement and Mutual Release with EV Transportation, Inc., a Nevada corporation (“EV”). The settlement was in connection with a complaint filed by EV with the Superior Court of California, County of Los Angeles, Case No. BC475402, on December 16, 2011, against Ecologic Transportation, Inc., Edward W. Withrow III, William N. Plamondon III, former CEO of the Company, Erin E. Davis (Mr. Plamondon’s wife), former Secretary of the Company and a former consultant to EV Rentals, Inc., and R.I. Heller & Co. LLC, a company controlled by Mr. Plamondon, and others. The Settlement resolves any disputes between the Company, Mr. Withrow and EV. In connection with the settlement, 1,250,000 shares of the Company’s common stock were issued to designees of EV. All other terms and conditions of the Settlement are confidential.

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

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc., an Indiana corporation. The Company has begun due diligence, and anticipates entering into a definitive agreement by December 31, 2012. The LOI may be extended by written consent of both ACE and the Company.

On September 12, 2012, the Company retained the services of Wellington Shields & Co., LLC (“Wellington”) for the acquisition financing related to the purchase of ACE Rent A Car. The proposed financing is intended to be comprised of 100% debt financing, and will be used primarily to complete the proposed acquisition of ACE. The Engagement Letter dated September 12, 2012, provides for an initial fee of $25,000 fee for Wellington to represent the Company to lenders to secure financing for the purchase of ACE. In addition, the Company engaged Wellington to represent the Company in a $30,000,000 equity financing, which is contingent upon the completion of the ACE acquisition.

.

NOTE 10. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2012 and December 31, 2011 are presented below:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$2,670,000	$2,275,000
Less valuation allowance	(2,670,000)	(2,275,000)
Net deferred tax asset	$—	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The decrease in the valuation allowance was approximately $492,000 for the three month period ending September 30, 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 11. SUBSEQUENT EVENTS

During the period October 1, 2012 through November 15, 2012, the Company increased its loans from related parties by $82,578, from a total of $1,140,817 at September 30, 2012 to $1,223,395 at November 15, 2012. The increase represents an increase in loans to the Company in the amount of $14,700, an increase in compensation converted to notes payable in the amount of $20,833, an increase in accrued compensation owed to related parties in the amount of $44,000, and an increase in accrued interest of $3,045. The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

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

On August 16, 2011, Norman A. Kunin resigned as Chief Financial Officer of the Company due to health issues. On August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services. The Consulting Agreement was for an initial term of 2 years, and provided for monthly compensation in the amount of $5,000 for the first year, increasing to $7,500 per month for the second year, and a monthly allowance of $300 for transportation costs. All cash compensation payable under this agreement has been deferred until the Company meets certain funding goals. The Consulting Agreement terminated as regards to future services on the death of Mr. Kunin subsequent to the end of the period covered by this quarterly report.

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

Effective November 1, 2011, the Board appointed William B. Nesbitt, the Company’s current President and Chief Operating Officer, to serve as the Company’s Chief Executive Officer. Mr. Nesbitt, age 71, has served as Chief Operating Officer of the Company since September 21, 2011. The Company also entered into an Employment Agreement with Mr. Nesbitt effective November 1, 2011.The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual Performance Options.

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

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc., an Indiana corporation. The Company has begun due diligence, and anticipates entering into a definitive agreement by December 31, 2012. The LOI may be extended by written consent of both ACE and the Company. The Letter of Intent is included in this filing as Exhibit 2.1.

 On September 12, 2012, the Company retained the services of Wellington Shields & Co., LLC (“Wellington”) for the acquisition financing related to the purchase of ACE Rent A Car. The proposed financing is intended to be comprised of 100% debt financing, and will be used primarily to complete the proposed acquisition of ACE. The Engagement Letter dated September 12, 2012, provides for an initial fee of $25,000 fee for Wellington to represent the Company to lenders to secure financing for the purchase of ACE. In addition, the Company engaged Wellington to represent the Company in a $30,000,000 equity financing, which is contingent upon the completion of the ACE acquisition. The Engagement Letters are included in this filing as Exhibits 10.21 and 10.22.

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

In 2009, we launched Ecologic Shine® in collaboration with Park ‘N Fly, the airport parking chain with prominent locations in 15 airport markets, and currently have operations in Atlanta, San Diego and Los Angeles. Management has evaluated the results of operations during the test period since 2009, and has determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September 2012, the testing sites in Atlanta ceased operations. As of December 1, 2012, the Park ‘N Fly Agreement will expire, and operations will cease in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. In addition, a test market with a national automotive oil change chain has commenced, for the utilization of the Shine® product to be offered as an additional service.  The results of this test market will continue to be evaluated, as well as any opportunities that arise from these efforts.

Results of Operations

Three and nine months ended September 30, 2012 compared to three and nine months ended September 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012, which are included herein.

					December 16, 2008
	Three months ended		Nine months ended		(Inception ) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenue	$115,114	$116,264	$329,005	$308,956	$1,151,746

Cost of sales	$105,334	$117,457	$301,772	$307,621	$1,106,132

General and administrative expenses	$280,730	$671,836	$1,348,916	$1,750,607	$7,314,288

Net income (loss)	$290,161	$(700,740)	$(1,740,231)	$(1,838,874)	$(7,861,718)

Revenue

Revenue in the amount of $115,114 and $116,264 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations for the three month period ended September 30, 2012 and September 30, 2011, respectively. Operations in Atlanta ceased September 30, 2012.

Revenue in the amount of $329,005 and $308,956 consisted of limited levels of car washing services in Atlanta, San Diego and Los Angeles, our initial cities of test market operations for the nine month period ended September 30, 2012 and September 30, 2011, respectively.

As a development stage company, we have not yet launched our major business activity, which is car rental.

Cost of sales

For the three month period ended September 30, 2012, cost of sales in the amount of $105,334 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. For the three month period ended September 30, 2011, cost of sales in the amount of $117,457 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. A decrease in cleaning supplies, direct labor and insurance resulted in an increase in gross profit for the current period of $9,780 compared to a gross loss of $1,193 for the same period last year.

For the nine month period ended September 30, 2012, cost of sales in the amount of $301,772 consisted of cleaning supplies and direct labor costs, including payroll, related payroll taxes and insurance. For the nine month period ended September 30, 2011, cost of sales in the amount of $307,621 consisted of cleaning supplies and payroll, including related payroll taxes and workers compensation insurance. An increase in sales and a decrease in cleaning supplies and transportation expenses resulted in an increase in gross profit for the current period of $27,233 compared to a gross profit of $1,335 for the same period last year.

General and Administrative Expenses

General and administrative expenses in the amount of $280,730 for the three months ended September 30, 2012, were comprised of $22,500 of amortization of stock compensation, $54,370 of legal and accounting fees, $166,677 of consulting, and $37,193 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $671,386 for the three months ended September 30, 2011, were comprised of $385,301 in amortization of stock compensation, $38,762 of legal and accounting fees, $212,500 of consulting fees, and $35,273 of office overhead and other general and administrative expenses.

Decreases in general and administrative expenses in the amount of $391,106 for the three months ended September 30, 2012 as compared to 2011, were significantly attributable to a decrease in amortization of stock compensation of $362,801, an increase in legal and accounting fees of $15,608, a decrease in consulting fees of $45,833, and an increase in office overhead and other general and administrative expenses of $1,920.

General and administrative expenses in the amount of $1,348,916 for the nine months ended September 30, 2012, were comprised of $634,625 of amortization of stock compensation, $100,305 of legal and accounting fees, $499,167 of consulting, and $114,819 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,750,607 for the nine months ended September 30, 2011, were comprised of $807,500 in amortization of stock compensation, $153,510 of legal and accounting fees, $651,500 of consulting fees, and $138,097 of office overhead and other general and administrative expenses.

Decreases in general and administrative expenses in the amount of $401,691 for the nine months ended September 30, 2012 as compared to 2011 were significantly attributable to a decrease in amortization of stock compensation of $172,875, a decrease in legal and accounting fees of $53,205, a decrease in consulting fees of $152,333, and a decrease in office overhead and other general and administrative expenses of $23,278.

General and administrative expenses for the three month period ended September 30, 2012 were $280,730 as compared to $671,836 for the three month period ended September 30, 2011 which resulted in a decrease in general and administrative expenses for the current period of $391,106.

General and administrative expenses for the nine month period ended September 30, 2012 were $1,348,916 as compared to $1,750,607 for the nine month period ended September 30, 2011 which resulted in a decrease in general and administrative expenses for the current period of $401,691.

General and Administrative Expenses	For the three months ended		For the nine months ended
	September 30,		September 30,		Variances
	2012	2011	2012	2011	3-Month	9-Month

Amortization of stock options granted	$22,500	$191,850	$420,000	$341,850	$(169,350)	$78,150
Amortization of deferred stock compensation	—	193,451	214,625	465,650	(193,451)	(251,025)
Legal, accounting and professional fees	54,370	38,762	100,305	153,510	15,608	(53,205)
Management consulting services	111,667	167,500	414,167	499,500	(55,833)	(85,333)
Other outside services	55,000	45,000	85,000	152,000	10,000	(67,000)
Office supplies and miscellaneous expenses	20,393	16,273	64,269	71,907	4,120	(7,638)
Rent expense	16,800	19,000	50,550	66,190	(2,200)	(15,640)

Total General and Administrative Expenses	$280,730	$671,836	$1,348,916	$1,750,607	$(391,106)	$(401,691)

Significant changes in general and administrative expenses for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011, were attributable to the following items:

•	a decrease in amortization of stock options of $169,350, primarily due to stock options fully amortized in the prior period, resulting in a reduced expense in the current period;

•	a decrease in amortization of deferred stock compensation of $193,451, primarily due to certain deferred compensation fully expensed in the prior period, resulting in no amortization in the current period;

•	an increase in legal, accounting and professional fees of $15,608, primarily due to additional legal costs in the amount of $33,000 related to certain settlements negotiated in the current period, versus none during the same period last year; a reduction in accounting fees due to the expiration during the current period of a certain accounting consultant contract, which provided for $22,500 in expense in the previous year versus none in the current period; and an increase in general accounting services of $5,108;

•	a decrease in management consulting fees of $55,833, primarily due a decrease of $105,000 in accrued executive management fees due to the resignation of a principal executive, resulting in no expense in the current period versus 3 months of expense for the same period in 2011; and an increase in executive management fees of $51,667 pursuant to an employment agreement commencing November 1, 2011, resulting in 3 months of expense in the current period versus no expense in the same period in 2011, and a decrease in miscellaneous management fees of $2,500;

•	an increase in other outside services of $10,000, primarily due to an expired consulting contract resulting in no expense for the current period versus $15,000 for the same period in the prior year, and miscellaneous one-time fees of $25,000 paid in the current period compared to none for the same period last year; and

•	an increase in other general and administrative expenses of $4,120 due to an increase in filing fees, and a decrease in rent expense of $2,200 due to a decrease in leased office space.

Significant changes in general and administrative expenses for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011, were attributable to the following items:

•	an increase in amortization of stock options of $78,150, primarily due to the grant of additional stock options in the current period, resulting in amortization in the current period of $420,000, versus $341,850 in amortization for the same period last year; and the cancellation in the current period of fully amortized stock options valued at $345,000, versus no such cancellation in the prior period;

•	a decrease in amortization of deferred stock compensation of $251,025, primarily due to certain deferred compensation fully expensed in the prior period, resulting in amortization of $214,625 compared to $465,650 of amortization for the same period last year;

•	a decrease in legal, accounting and professional fees of $53,205, primarily due to additional legal costs in the amount of $33,000 related to certain settlements negotiated in the current period, versus none during the same period last year; a reduction in accounting fees due to the expiration during the current period of a certain accounting consultant contract, which provided for $85,000 in expense in the previous year versus none in the current period; and a decrease in general accounting services of $1,205;

•	a decrease in management consulting fees of $85,333 primarily due a decrease of $315,000 in accrued executive management fees due to the resignation of a principal executive, resulting in no expense in the current period versus 3 months of expense for the same period in 2011; and an increase in executive management fees pursuant to an employment agreement commencing November 1, 2011, resulting in $231,667 of expense in the current period versus no expense in the same period in 2011, and a decrease in miscellaneous management fees of $2,000;

•	a decrease in other outside services of $67,000, primarily due to a decrease of $75,000 resulting from the reversal of $30,000 in the current period for consulting fees erroneously accrued on an expired contract versus $45,000 of expense for the same period last year, , and an increase in miscellaneous one-time fees of $8,000 resulting from miscellaneous fees of $25,000 in the current period compared to $17,000 for the same period last year; and

•	a decrease in other general and administrative expenses of $7,638 due to an increase in filing fees, and a decrease in rent expense of $15,640 due to a decrease in leased office space.

General and administrative expenses for both the three and nine month periods ended September 30, 2012 and 2011 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working Capital	At September 30,	At December, 31	Increase
	2012	2011	(Decrease)
Current Assets	$51,180	$49,583	$1,597
Current Liabilities	1,130,110	1,126,512	3,598
Working Capital (Deficit)	$(1,078,930)	$(1,076,929)	$(2,001)

Cash Flows	For the nine months ended
	September 30,
	2012	2011
Net Cash (used in) Operating Activities	$(106,262)	$(360,337)
Net Cash (used in) Investing Activities	(3,025)	Nil
Net Cash provided by Financing Activities	100,724	364,143
Increase (Decrease) in Cash	$(8,563)	$3,806

We had cash in the amount of $20,987 as of September 30, 2012 as compared to $29,550 as of December 31, 2011. We had a working capital deficit of $(1,078,930) as of September 30, 2012.

We have suffered recurring losses from operations resulting in an accumulated deficit of $7,861,718 since inception. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. We anticipate that we will have to raise additional funds through private placements of our equity securities and/or debt financing to complete our business plan. There is no assurance that the financing will be completed as planned or at all. If we are unable to secure adequate capital to continue our planned operations, our shareholders may lose some or all of their investment and our business may fail.

As at September 30, 2012, affiliates and related parties are due a total of $1,140,817 which is comprised of loans to the Company of $685,459, accrued interest of $58,529, unpaid compensation of $389,122, and unpaid reimbursable expenses of $7,707. During the three months ended September 30, 2012, loans to the Company decreased by $426,083, accrued interest decreased by $51,590, unpaid compensation decreased by $167,200 and reimbursable expenses decreased by $10,232. The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

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

As of September 30, 2012, the end of our period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Currently, we have limited operating capital. As of September 30, 2012, our cash available was $20,987. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Standards

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1*	Letter of Intent between the Company and ACE Rent A Car, Inc. dated August 2, 2012

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.2	Bylaws (incorporated by reference to our registration statement on form SB-2 filed on November 30, 2006).

3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 21, 2008).

3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008).

3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2008).

3.6	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split (incorporated by reference from our Current Report on Form 8-K filed on June 11, 2009).

3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

3.9	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, effective June 9, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between our company and Mr. Plamondon (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between our company and Audio Eye, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between our company and Mr. Keppler. (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.6	Memorandum of Understanding dated May 12, 2009 between our company and Green Solutions & Technologies, LLC (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between our company and John L. Ogden (incorporated by reference from our Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between Ecologic Transportation, Inc. and North Sea Securities LP. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009 (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2010).

10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.13	Independent Consulting Agreement between our company and Prominence Capital, LLC effective as of April 5, 2010 (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.14	Agreement dated November 23, 2010 with BMO Capital Markets

10.15	Independent Consulting Agreement between our company and Oracle Capital Partners, LLC effective as of April 1, 2011. (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.16	Placement Agent Agreement between our company and View Trade Securities, Inc. effective as of April 12, 2011. (incorporated by reference from our Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.17	Employment Agreement between our company and William B. Nesbitt effective as of November 1, 2011 (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2012)

10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012 (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

10.19*	Consulting Agreement between our company and Greg Suess dated July 5, 2012

10.20*	Consulting Agreement between our company and NUF Enterprises LLC dated July 5, 2012

10.21*	Engagement Letter between our company and Wellington Shields & Co., LLC dated September 12, 2012

10.22*	Engagement Letter between our company and Wellington Shields & Co., LLC dated September 12, 2012

(16)	Auditors Letters

16.1	Letter dated March 22, 2012 from StarkSchenkein, LLP addressed to the Securities and Exchange Commission. (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2012)

16.2	Auditor Consent Letter dated March 27, 2012 from Stan J.H. Lee, CPA (incorporated by reference from our Annual Report on Form 10-K filed on April 16, 2012)

16.3	Letter dated October 24, 2012 from Stan J.H. Lee, CPA (incorporated by reference from our Current Report on Form 8-K filed on October 30, 2012)

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William B. Nesbitt

31.2*	Section 302 Certification of Calli Bucci

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William B. Nesbitt

32.2*	Section 906 Certification of Calli Bucci

(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGIC TRANSPORTATION, INC.

Dated: November 19, 2012	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 19, 2012	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

