Form 10-K
period 2012-12-31
Ecologic Transportation, Inc.
filed 2013-04-01
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

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
Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2012 was $4,945,460 based on a closing price of $0.26 for the Common Stock on June 30, 2012 the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

26,674,740 Common Shares issued and outstanding as of April 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Current Report, Item 2.01 on Form 8-K/A filed on January 30, 2013

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

As used in this annual report, the terms "we", "us", "our" and "Ecologic" mean Ecologic Transportation, Inc. and the Company’s wholly-owned subsidiaries, Ecologic Products, Inc., and Ecologic Systems, Inc., unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-3900. The Company’s website is www.ecologictransportation.com.

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “EGCT”.

Corporate History

Ecologic Transportation, Inc. (the “Company”) was incorporated in the State of Nevada on September 30, 2005 under the name Heritage Explorations Inc. On June 20, 2008, the Company merged with its wholly owned subsidiary and changed its name to USR Technology, Inc. (“USR”).  On June 26, 2008, USR, engaged primarily in the provision of international drilling services, began trading its common stock under the symbol “USRT”.

On July 2, 2009, USR entered into an Agreement and Plan of Merger, whereby USR's wholly owned subsidiary, Ecological Acquisition Corp., was merged into Ecologic Sciences, Inc. (the “Merger”).  As a result of, and upon the closing of, the Merger:

•	USR issued 17,559,486 restricted shares, or 75.85%, of its common stock to the former shareholders of Ecologic Sciences, Inc.
•	USR became the sole shareholder of Ecologic Sciences, Inc, the surviving entity.
•	USR changed its name to Ecologic Transportation, Inc. (“EGCT”)
•
EGCT (the “Company”) effected a two (2) old for one (1) new reverse stock split of its issued and outstanding common stock. As a result, the Company’s authorized capital decreased from 150,000,000 shares of common stock with a par value of $0.001 to 75,000,000 shares of common stock with a par value of $0.001, and the Company’s issued and outstanding shares decreased from 15,020,017 shares of common stock to 7,510,000 shares of common stock;

•
certain of the Company’s pre-closing stockholders canceled 2,000,002 pre-consolidated shares of the Company’s common stock for no consideration for the purpose of making the Company’s capitalization more attractive to future equity investors; and

•	certain affiliates of the Company cancelled an aggregate of $108,500 of debt at no consideration.

The name change and forward stock split became effective upon the Over-the-Counter Bulletin Board issuance of the stock trading symbol “EGCT” on June 11, 2009, CUSIP number 27888B 105.  In addition, a change in control of the Company resulted from the issuance of the 17,559,486 shares to the former shareholders of Ecologic Sciences, Inc.  As a result, the Merger was deemed to be a reverse acquisition for accounting purposes, and Ecologic Sciences, Inc., the acquired entity, is regarded as the predecessor entity as of July 2, 2009. Starting with the periodic report for the quarter ended September 30, 2009, the Company has filed quarterly and annual reports based on the December 31st fiscal year end of Ecologic Sciences, Inc.

Prior to the Merger, the Company was focused on the drilling services sector of the oil and gas industry. As of the closing date of the Merger on July 2, 2009, the Company became a development stage company in the business of environmental transportation, and was originally structured with three operating subsidiaries under the parent company, Ecologic Transportation, Inc.:

1.	Ecologic Car Rentals, Inc., a Nevada Corporation
2.	Ecologic Products, Inc., a Nevada Corporation
3.	Ecologic Systems, Inc., a Nevada Corporation

The subsidiary companies Ecologic Products, Inc. and Ecologic Systems, Inc. were created to provide an infrastructure and support for Ecologic Car Rentals, Inc, the Company’s primary operations.  This infrastructure also intended to provide distribution channels for its environmental products.

Change in infrastructure:

Through the Company’s subsidiary, Ecologic Systems, Inc. (“EcoSys”), the Company intended to develop and manage the “greening” of gas stations along with retrofitting them with alternative energy options and solutions.  To build this infrastructure, the Company intended to provide turnkey management, installation, and integration of equipment procurement, equipment installation, contracting, fuel, and regulatory tax incentive and grant subsidization proposals.

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

The Company’s Board of Directors continues to support the overall business thesis of EcoSys, but was faced with the reality that the lack of development in the alternative fuel retail market was incompatible with the Company’s cash flow requirements. The Company, as the parent of EcoSys, had been unable to raise sufficient working capital to fully exploit and grow the business of EcoSys due to a number of factors, which, in the opinion of the Company’s management, included:

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

The Company’s Board of Directors, therefore, made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business, and on March 16, 2012, entered into a Share Exchange Agreement and Plan of Merger with Amazonas and EcoSys (the “Share Exchange”). The following actions were taken pursuant to the unanimous written consent of the Board of Directors of the Company on March 15, 2012, in lieu of a special meeting of the stockholders:

a.	EcoSys acquired 100% of the issued and outstanding shares of common stock of AMZO; and
b.	The AMZO shareholders cancelled 100% (20,000,000 shares) of AMZO common stock to its treasury; and
c.	EcoSys issued 70,000,000 shares of its common stock (97% of the total issued and outstanding shares), to the AMZO shareholders; and
d.	EcoSys issued 60,000,000 shares of its common stock to certain non-affiliates, in connection with the conversion of debt in the amount of $60,000(1); and
e.
As a result of the anti-dilution provision, EcoSys issued 2,020,618 additional shares of common stock to the Company(1), thereby increasing the Company’s holdings in EcoSys to a total of 4,020,618 shares of common stock; or 3% of the total issued and outstanding shares (the “EGCT Shares”); and

f.
A change in controlling entity occurred whereby 97% of ECOSYS’s common stock is owned by the AMZO shareholders, and 3% of ECOSYS’s common stock is owned by the Company (the sole shareholder of ECOSYS’s common stock at the Closing Date); and

g.	AMZO became a wholly owned subsidiary of ECOSYS; and
h.	EcoSys changed its name from Ecologic Systems, Inc. to Amazonas Florestal, Ltd. (“AFL”).

(1)
Prior to the Closing Date, EcoSys introduced the AMZO management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with AMZO acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with AMZO regarding the Share Exchange Agreement.  The terms of the convertible note allow for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of ECOSYS’s issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the EGCT shares. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the EGCT shares to 3%, pursuant to the anti-dilution provision.

As a further condition of the Share Exchange, the current officers and directors of EcoSys resigned and Michael Ibar was appointed to serve as a Director and also as the CEO and President of EcoSys. Mr. Edward W. Withrow III was also appointed to serve as Director, but resigned his position in March 2013.  Mr. Withrow’s resignation did not involve any disagreement with EcoSys.

Subsequent to the Closing, Amazonas became a wholly owned subsidiary of EcoSys, the Company owns three percent (3%) of the EcoSys outstanding capital stock (the “EGCT shares”), and the former Amazonas shareholders (“Amazonas Shareholders”) own ninety-seven percent (97%) of the EcoSys outstanding capital stock. For a period of one hundred and eighty (180) days after the Closing, the EGCT Shares were subject to an anti-dilution provision.  The anti-dilution provision protected the three (3%) percent ownership of the issued and outstanding capital stock of EcoSys owned by the Company.

It is intended that the Share Exchange will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and that the Share Exchange shall be a plan of reorganization for purposes of Section 368(a) of the Code. EcoSys agreed to cause to register the 4,020,618 EGCT shares by filing a Form S-1 with respect to the registration for resale (the “Registration”) by December 31, 2012.  The date by which the Form S-1 was to be filed was extended by mutual agreement to January 31, 2013, However, as of the filing of this Annual Report, EcoSys has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S-1, and is in default of its agreement with the Company.   Subsequent to the date upon which the Registration becomes effective, the Board of Directors of the Company shall distribute the 4,020,618 shares to its shareholders through a dividend on a pro rata basis in proportion to their holdings in the Company at the Closing Date.

Incorporated by reference is the Company’s Current Report on Form 8-K/A filed on January 30, 2013.

Current Business

The Company continues to focus on the development of its environmental transportation business through its two operating subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.

Ecologic Car Rentals, Inc.

The Company’s primary focus is to develop an environmental car rental operation through its subsidiary, Ecologic Car Rentals, Inc. The Company is currently pursuing viable opportunities within the car rental industry to develop and establish its own brand as a premier “green” car rental company, offering environmentally-friendly vehicles.

Currently, the Company intends to rent only environmentally friendly vehicles in the compact, full-size and sport-utility vehicle classes. The Company intends to rent cars on daily, multi-day, weekly and monthly basis. The Company expects that its primary source of revenue will consist of “base time and mileage” car rental fees which can include daily rates including mileage. The Company expects to also charge an additional fee for one-way rentals to and from specific locations. In addition to rental fees, the Company intends to sell other optional products to the Company’s customers, such as collision or loss damage waivers, supplemental liability insurance, personal effects coverage and gasoline.

The Company intends to have its car rental customers make rental reservations either via the Company’s website, www.ecologictransportation.com, at the Company’s proposed partners’ websites, at the rental counter at any of the Company’s proposed locations, by phone,  through online travel websites that the Company intends to partner with, or through a corporate account program in place with their employers.

The Company plans to acquire existing profitable independent car rental operations on a multi-regional basis and convert their operations to an Ecologic platform. The Company has identified certain independent car rental operations that would provide a multi-regional presence, and that can be used as a platform to become the only large “green” independent car rental operation in the U.S.

The Company will incrementally replace the fleets with environmental vehicles over a 12 – 24 month period. The Company’s strategy is to co-brand with the acquisitions for a limited period of time, ultimately completing the rebranding transition to “green” outlets as “Ecologic Car Rentals”.

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. Although the Company and ACE have not formally extended the LOI, they are currently actively engaged in due diligence and the Company anticipates entering into a definitive agreement with ACE following the completion of the due diligence process and the entering into of a satisfactory financing arrangement.

Ecologic Products, Inc.

The Company is developing ecologically friendly products through its subsidiary, Ecologic Products, Inc. Initially, the Company’s product line will be focused on transportation and its ancillary markets. In anticipation of the Company’s first rental car location, and need for environmentally friendly car cleaning (one of the most important aspects of a car rental operation), the Company developed Ecologic Shine®, a device and system for near-waterless car washing that delivers cleaning comparable to normal washing without the use of any harmful chemicals.  The Ecologic Shine® products and services are:

•	Good for the environment
•	Good for the customer
•	Good for the vehicle
•	Good for the bottom line

On September 24, 2009, through its wholly owned subsidiary Ecologic Products, Inc., the Company entered into a service agreement with Park ‘N Fly Inc., a national off-airport parking company (“Park ‘N Fly”). Pursuant to the terms of the service agreement, the Company agreed to provide car wash services using the Company’s 100% organic, near-waterless cleaning products, known as Ecologic Shine®, for a test marketing period of three years at certain Park ‘N Fly locations. The Company opened in Atlanta, Georgia, on October 19, 2009, San Diego, California, on November 16, 2009, and Los Angeles, California, in December 2009. An additional location was opened in Houston, Texas, on March 24, 2010. Having not met expectations, the Houston location was subsequently closed on June 30, 2010 upon mutual agreement by Park ‘N Fly and the Company.

Management has evaluated the results of operations during the test period since 2009, and has determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September 2012, the testing sites in Atlanta ceased operations. As of December 1, 2012, the Park ‘N Fly Agreement expired, and operations ceased in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. In addition, a test market has concluded with the largest national automotive quick lube franchise network for the utilization of the Ecologic Shine® family of waterless car was products to be offered as an additional service.  Ecologic Shine® is now an approved product for this network, and earned this status after completion of an evaluation of the operations of the product line and its integration into the quick lube services at three quick lube locations.

Sales, Marketing, and Advertising

The Company’s primary marketing objective is to convey to its customers, and consumers in general, that it is the only transportation company committed to the environment. The Company is seeking to appeal to eco-conscious customers by emphasizing the interrelated environmental and economic benefits of renting the Company’s environmentally-friendly cars, using the Company’s infrastructure, and purchasing the Company’s environmental products.

The Company intends to:

•	exploit the differentiation of Ecologic Car Rentals from other car rental company brands.
•	use direct sales and education to state and municipal government agencies, universities, and corporations committed to environmental efforts.
•	capitalize on public relations opportunities available to an all environmental transportation company.
•
employ strategic use of electronic and internet distribution, employing state of the art technology to target retail customers seeking “green” transportation, including direct marketing and affinity programs.

Other than as disclosed above, the Company’s current sales, marketing, and advertising efforts are minimal due to the Company’s size and limited financial resources.

Business Strategy

The Company believes that the growth in demand for environmentally friendly cars, and the increase in major automakers’ production of new eco-friendly car models, has created a unique opportunity for an environmentally-friendly transportation company. The Company intends to execute a comprehensive business strategy, which capitalizes on this unique opportunity.  Its business model supports growth, while holding true to its planet-friendly mission.

The Company plans to acquire existing profitable independent car rental operations on a multi-regional basis and convert their operations to an Ecologic platform. The Company has identified certain independent car rental operations that would provide a multi-regional presence, and can be used as a platform to become the only large “green” independent car rental operation in the U.S.

The Company will incrementally replace the existing fleets of the acquired companies with environmental vehicles over a 12 – 24 month period. The Company’s strategy is to co-brand with the acquisitions for a limited period of time, ultimately completing the rebranding transition to “green” outlets as “Ecologic Car Rentals”.

The Company anticipates that a growing demand for eco-friendly transportation will enable it to expand its initial fleet and increase its rental locations.  Further, the Company expects that as costs of gasoline and prices continue to rise, demand for an environmentally-friendly, higher mile per gallon rental cars will increase, and the Company intends to be poised for this demand.

The Company also intends to market its fleet to state and local governments, as well as environmentally conscious organizations. The Company’s business will continue to grow as more and more manufacturers make more hybrids, electric, CNG and other environmental vehicles, which the Company expects will enable it to expand its product offering, and capitalize on its position as the prime mover in the market.

The Company’s intended strategy will be a multi-pronged approach:

1.	Identify acquisition targets for roll up;
2.	Increase its business to expand acquisitions while “greening” the acquisitions; and
3.	Develop new facilities that will also be a platform for the Company’s subsidiary, Ecologic Products, Inc.

The execution of the Company’s business strategy will be contingent upon and require significant financing. There can be no assurance that such financing will become available or, if it does, that it will be offered to the Company on favorable terms. The Company’s ultimate goal is to achieve a national presence in the car rental industry.

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-3900.

The Company’s website is www. ecologictransportation.com.

Employees

As of December 31, 2012, the Company had no employees in addition to the Company’s directors and executive officers. The Company currently has no employees in addition to the Company’s directors and executive officers.

Principal Supplier

KO Manufacturing, Inc.

Ecologic Shine® products are manufactured for Ecologic Shine® by KO Manufacturing. Founded in 1976, KO Manufacturing is headquartered in Springfield, MO.

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

Dependence on a Few or Major Customers

The Company was dependent upon one major customer during the year until December 1, 2012.  In 2012, 99.5% of sales were attributable to Park 'N Fly.

Government Regulation

Our operations will be subject to various federal, state and local laws, regulations, and controls including the leasing and sale of used cars, licensing, charge card operations, reservation policies, privacy and personal data protection, environmental protection, labor matters, insurance, prices, and advertising. The Company believes it is in compliance with any such regulations affecting the Company’s business.

Intellectual Property

The Company has filed a trademark application with the US office of Trademarks to trademark the name “Ecologic Transportation, Inc.” and the following logo for the Company:

On August 17, 2010, the United States Patent and Trademark Office registered a Service Mark consisting of the words Ecologic Shine® as illustrated below:

Seasonality

There is seasonality only in the car rental sector of the Company. The car rental industry tends to be seasonal. The third quarter, during the peak summer months of July and August, has traditionally been the strongest quarter of the year in terms of numbers of rentals and rental rates.

Research and Development

The Company has not spent any funds on research and development since its inception on December 16, 2008.

Reports to Security Holders

The Company is not required to deliver an annual report to its stockholders, but will voluntarily send an annual report, together with the Company’s annual consolidated audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by the Company and the Company’s management in connection with its business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. The Company cautions the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative as the Company’s business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

Risks Related to the Company’s Business

The Company has a limited operating history, and it is difficult to evaluate the Company’s financial performance and prospects. There is no assurance that the Company will achieve profitability or that it will not discover problems with its business model.

We have a limited operating history. As such, it is difficult to evaluate the Company’s future prospects and performance, and therefore the Company cannot ensure that it will operate profitably in the future.

The Company has limited funds available for operating expenses. If the Company does not obtain funds when needed, the Company will have to cease its operations.

Currently, the Company has limited operating capital. As of December 31, 2012, the Company’s cash available was $23,387. In the foreseeable future, the Company expects to incur significant expenses when developing its business. The Company may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to the Company to fund its additional expenses. There is the possibility that the Company will run out of funds, and this may affect the Company’s operations and thus its profitability. If the Company cannot obtain funds when needed, it may have to cease its operations.

The Company’s business plan may not be realized. If the Company’s business plan proves to be unsuccessful, its business may fail and you may lose your entire investment.

The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise, including inadequate working capital and a limited operating history. The likelihood of the Company’s success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business. Unanticipated events may occur that could affect the actual results achieved during the forecast periods. Consequently, the actual results of operations during the forecast periods will vary from the forecasts, and such variations may be material. In addition, the degree of uncertainty increases with each successive year presented. There can be no assurance that the Company will succeed in the anticipated operation of its business plan. If the Company’s business plan proves to be unsuccessful, its business may fail and you may lose your entire investment.

The Company will need additional financing to expand its business, and to implement its business plan. Such financing may not be available on favorable terms, if at all.

If the Company needs funds and cannot raise them on acceptable terms, the Company may not be able to:

•	execute the Company’s business plan;
•	acquire or lease the Company’s proposed fleet of rental cars;
•	take advantage of future opportunities, including synergistic acquisitions;
•	respond to customers, competitors or violators of the Company’s proprietary and contractual rights; or
•	remain in operation.

The Company will have to raise substantial additional capital if the Company wishes to execute its business plan. There can be no assurance that debt or equity financing, or cash generated by operations, will be available or sufficient to meet the Company’s requirements. Additional funding may not be available under favorable terms, if at all.

The Company may be unable to predict accurately the timing and amount of the Company’s capital requirements. The Company has historically financed its activities through the sale of its equity securities, loans and from lines of credit. The Company may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements. It is possible that banks, venture capitalists and other investors may perceive the Company’s capital structure or operating history as too great a risk to bear. As a result, additional funding may not be available at attractive terms, or at all. If the Company cannot obtain additional capital when needed, the Company may be forced to agree to unattractive financing terms, change the Company’s method of operations, curtail operations significantly, obtain funds through entering into arrangements with collaborative partners or others, or issue additional securities. Any future issuances of the Company’s securities may result in substantial dilution to existing stockholders.

The Company’s success will depend on its newly assembled senior management team.

The Company’s success will be largely dependent upon the performance of its senior management team. Investors must rely on the expertise and judgment of senior management and other key personnel. The failure to attract and retain individuals with the skill and experience necessary to execute the Company’s business plan could have a materially adverse impact upon the Company’s prospects. The Company currently does not have any key man insurance policies and has no current plans to obtain any; therefore, there is a risk that the death or departure of any director, member of management, or any key employee could have a material adverse effect on operations.

The Company faces significant competition in the car rental industry. There can be no assurance that the Company will be able to compete successfully against its competitors.

The car rental business is highly competitive. The Company will compete against a number of established rental car companies with greater marketing and financial capabilities. The Company’s market specialization is the rental of hybrid electric and low-emissions cars. Although the Company believes that it will be the first rental company featuring predominately environmentally friendly cars, it may face difficulty competing against other car rental companies should they devote significant resources to such cars. There can be no assurance that one or more competitors may not initiate a rental business similar to ours, thus compromising the differentiating factor for us. Increased competition in the rental car industry may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against its competitors, and competitive pressures faced by the Company may have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company is dependent on fleet financing for acquiring cars. The Company’s failure to obtain financing for the acquisition of cars could have a material adverse effect on its business and prospects.

The Company’s ability to purchase and finance its proposed fleet of rental vehicles will depend on the calculation and assignment of risk for the resale value of the vehicles. Despite the Company’s plans for securing the resale value, lending companies may not be enticed to finance the cars. There can be no assurance that the financing required to purchase and deploy cars will be available to the Company in order to meet business projections. The Company’s failure to obtain financing for the acquisition of cars could have a material adverse effect on the Company’s business and prospects.

The Company may not maintain insurance sufficient to cover the full extent of its liabilities. The payment of such uninsured liabilities would reduce the funds available to the Company.

The Company intends to maintain various forms of insurance. However, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. Also, such risks may not, in all circumstances, be insurable or, in certain circumstances, the Company may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that the Company is not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on the Company’s financial position, results of operations or prospects.

The Company may not be able to obtain all the necessary licenses and permits required to carry on its business activities.

The Company’s operations may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry required business activities.

The Company may not be able to maintain the information technology and computer systems required to serve its customers.

The Company’s reputation and ability to attract retain, and serve customers are dependent upon the reliable performance of its technology infrastructure and fulfillment processes. Interruptions or technical problems could make the Company’s systems unavailable to service customers and could diminish the overall attractiveness of its service to potential customers.

Risks Relating to the Company’s Common Shares

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of the Company’s common shares and make it difficult for its shareholders to resell their shares.

The Company’s common shares are quoted on the OTC Bulletin Board service. Trading in shares quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company’s operations or business prospects. This volatility could depress the market price of the Company’s common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

The Company’s share is a penny stock. Trading of the Company’s share may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell its shares.

The Company’s share is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade the Company’s securities. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of the Company’s common shares.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell the Company’s share.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s common shares, which may limit your ability to buy and sell the Company’s share.

Trends, Risks and Uncertainties

The Company has sought to identify what the Company believes to be the most significant risks to the Company’s business, but the Company cannot predict whether, or to what extent, any of such risks may be realized nor can the Company guarantee that it has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company’s common shares.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California  90401. The Company leases its headquarters on a month to month basis (suites B and M) for rent in the amount of $5,800 per month.

The Company believes its current premises are adequate for the Company’s current operations and the Company does not anticipate that it will require any additional premises in the foreseeable future. When and if the Company requires additional space, the Company intends to move at that time. The Company does not foresee any significant difficulties in obtaining any required facilities. The Company currently does not rent or own any real property.

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

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the United States, the Company’s common shares are traded on the Over-the-Counter Bulletin Board under the symbol “EGCT.” The following table sets forth the high and low bid prices for its common stock per quarter as reported by the OTCBB. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended (1)	High	Low
December 31, 2012	$0.20	$0.15
September 30, 2012	$0.37	$0.33
June 30, 2012	$0.26	$0.26
March 31, 2012	$0.29	$0.28
December 31, 2011	$0.18	$0.06
September 30, 2011	$0.33	$0.14
June 30, 2011	$0.51	$0.23
March 31, 2011	$0.45	$0.15

(1)
The Company’s common shares were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol “USRI”. On June 11, 2009 the Company’s trading symbol changed to EGCT. There has been intermittent trading of shares of the Company’s common stock since the Company was approved for quotation.

The Company’s common shares are issued in registered form. Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL, 33701 (Telephone 727-289-0010, Facsimile 727-289-0069) is the registrar and transfer agent for the Company’s common shares. On, December 31, 2012, the shareholders' list of the Company’s common shares pursuant to Island Stock Transfer showed 89 registered shareholders and 26,674,740 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list of 26,674,740 includes all shares recorded by the Company at December 31, 2012.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception on December 16, 2008. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit the Company’s ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Equity Compensation Plan Information

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

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32, and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32, for a total grant of 3,025,000 stock options. Of the total options granted, 1,000,000 were granted to the Company’s Former Chief Executive Officer, which vest quarterly over a 12 month period at 250,000 shares per quarter. Of the total options granted, 750,000 were granted to the Company’s Chairman of the Board which vest quarterly over a 12 month period at 187,500 shares per quarter. Of the total options granted, 775,000 were granted to five employees, which vest quarterly over a 12 month period at 193,750 shares per quarter. Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock option compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock option compensation for the balance of the options granted, for a total value of the options granted of $855,000. The Company has expensed $176,250 in stock option compensation during the current period, fully expensing the options as of December 31, 2012.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 2.54; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 has been expensed during the current year for the 500,000 options vested during the current year.  There remains deferred stock option compensation in the amount of $120,000 as of December 31, 2012.

On July 23, 2012, the Company entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and its former Chief Executive Officer, Mr. William Plamondon, its former Corporate Secretary, Ms. Erin Davis, and Mr. Plamondon’s business advisory company, R.I. Heller & Co., LLC.  Pursuant to the Settlement Agreement, all stock options previously granted to Mr. Plamondon and Ms. Davis were cancelled.  As a result, the 1,000,000 options granted to Mr. Plamondon valued at $270,000, and the 250,000 options granted to Ms. Davis valued at $75,000, which were fully vested at the date of the Settlement Agreement were cancelled.

During the years ended December 31, 2012 and 2011, respectively, the Company expensed a total of $412,500 and $518,100 in stock option compensation. There remained $120,000 and $352,500 in deferred stock option compensation at December 31, 2012 and 2011, respectively.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the year ended December 31, 2012.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2011 and December 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The Company continues to focus on the development of its environmental transportation business through its two operating subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.

Ecologic Car Rentals, Inc.

The Company’s primary focus is to develop an environmental car rental operation through its subsidiary, Ecologic Car Rentals, Inc. The Company is currently pursuing viable opportunities within the car rental industry to develop and establish its own brand as a premier “green” car rental company, offering environmentally-conscious vehicles.

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. Although the Company and ACE have not formally extended the LOI, they are currently actively engaged in due diligence and the Company anticipates entering into a definitive agreement with ACE following the completion of the due diligence process and the entering into of a satisfactory financing arrangement.

As of December 31, 2012, the Company’s primary operations in the car rental business are still in the development stage.

Ecologic Products, Inc.

The Company is developing ecologically friendly products through its subsidiary, Ecologic Products, Inc. Initially, the Company’s product line will be focused on transportation and its ancillary markets. In anticipation of the Company’s first rental car location, and need for environmentally friendly car cleaning (one of the most important aspects of a car rental operation), the Company developed Ecologic Shine®, a device and system for near-waterless car washing that delivers cleaning comparable to normal washing without the use of any harmful chemicals.  The Ecologic Shine® products and services are:

•	Good for the environment
•	Good for the customer
•	Good for the vehicle
•	Good for the bottom line

On September 24, 2009, through its wholly owned subsidiary Ecologic Products, Inc., the Company entered into a service agreement with Park ‘N Fly Inc., a national off-airport parking company (“Park ‘N Fly”). Pursuant to the terms of the service agreement, the Company agreed to provide car wash services using the Company’s 100% organic, near-waterless cleaning products, known as Ecologic Shine®, for a test marketing period of three years at certain Park ‘N Fly locations. The Company opened in Atlanta, Georgia, on October 19, 2009. San Diego, California, on November 16, 2009 and Los Angeles, California, in December 2009. An additional location was opened in Houston, Texas, on March 24, 2010. Having not met expectations, the Houston location was subsequently closed on June 30, 2010 upon mutual agreement by Park ‘N Fly and the Company.

Management has evaluated the results of operations during the test period since 2009, and has determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September 2012, the testing sites in Atlanta ceased operations. As of December 1, 2012, the Park ‘N Fly Agreement expired, and operations ceased in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. In addition, a test market has concluded with the largest national automotive quick lube franchise network for the utilization of the Ecologic Shine® family of waterless car was products to be offered as an additional service.  Ecologic Shine® is now an approved product for this network and earned this status after completion of an evaluation of the operations of the product line and its integration into the quick lube services at three quick lube locations

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s consolidated audited financial statements for the years ended December 31, 2012 and 2011, which are included herein.

Results of Operations	For the Year Ended		December 16, 2008 (inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Revenue	$1,666	$—	$1,666
Cost of Sales	852	—	852
Gross profit	814	—	814
General and administrative expenses	1,688,650	2,275,096	7,570,839
Operating loss	(1,687,836)	(2,275,096)	(7,570,025)
Interest expense	(91,392)	(120,208)	(261,196)
Interest income	40	55	195
Loss on EV Transportation, Inc. settlement	(350,000)	—	(350,000)
Loss from continuing operations	(2,129,188)	(2,395,249)	(8,181,026)
Discontinued operations:
Revenue	369,452	401,454	1,192,193
Cost of sales	359,275	392,115	1,163,635
Gross profit	10,177	9,339	28,558
General and administrative expenses	(13,180)	(17,342)	(94,653)
Interest expense	(6,335)	(1,700)	(12,892)
Gain on sale of asset	300	—	300
Loss from discontinued operations, net of tax	(9,038)	(9,703)	(78,687)
Net loss	(2,138,226)	(2,404,952)	(8,259,713)
Other comprehensive loss:
Loss on foreign currency exchange	(351)	—	(351)
Net loss and comprehensive loss	$(2,138,577)	$(2,404,952)	$(8,260,064)

Revenue

For the years ending December 31, 2012 and 2011, revenue from continuing operations in the amount of $1,666 and $0, respectively, consisted of limited sales of the Ecologic Shine® car washing products to certain retail facilities for test marketing use.

For the years ended December 31, 2012 and 2011, revenue from discontinued operations in the amount of $369,452 and $401,454, respectively, consisted of limited levels of car washing sales from its car washing operations in Atlanta, Los Angeles and San Diego.  On December 1, 2012, all car washing operations were discontinued.

As a development stage company, the Company has not yet launched its major business activity, which is car rental.

Cost of sales

For the years ending December 31, 2012 and 2011, cost of sales from continuing operations in the amount of $852 and $0, respectively, consisted of manufacturing, packaging and shipping costs of the Ecologic Shine® car washing products sold to certain retail facilities for test marketing use.
 .
For the years ended December 31, 2012 and 2011, costs of sales from discontinued operations in the amount of $359,275 and $392,115, respectively, consisted of manufacturing, packaging and shipping costs of limited levels of car washing products, and direct labor costs associated with its car washing operations in Atlanta, Los Angeles and San Diego.  On December 1, 2012, all car washing operations were discontinued.

As a development stage company, the Company has not yet launched its major business activity, which is car rental.

General and Administrative Expenses

For the years ended December 31, 2012 and 2011, general and administrative expenses for continuing operations were $1,688,650 and $2,275,096, respectively.

For the years ended December 31, 2012 and 2011, general and administrative expenses for discontinued operations were $13,180 and $17,342, respectively.

Significant decreases in general and administrative expenses for continuing operations during the years 2012 and 2011 were attributable to the following items:

•
a decrease in amortization of stock options of $105,600, primarily due to the grant of stock options to directors in the prior year, resulting in amortization of $165,600, versus none in the current period; and stock options vested in the current year, resulting in amortization of $60,000, versus none for the same period last year; ;

•
a decrease in amortization of deferred stock compensation of $52,275, primarily due to certain stock compensation fully expensed in the current year of $316,500, compared to $229,400 in the prior year, and certain deferred compensation fully amortized in the current year, resulting in only five months of amortization in the current year, totalling$175,625,  compared to a full year of amortization in the prior year, totaling $315,000;

•
a decrease in legal, accounting and professional fees of $117,183, primarily due to a reduction in accounting fees due to the expiration during the current period of a certain accounting consultant contract, which provided for $85,000 in expense in the previous year versus none in the current period; a reduction in accounting fees of $10,637 due to the Company’s change in auditor;  and a decrease in general accounting services of $21,546 resulting from staffing changes;

•
a decrease in management consulting fees of $207,833 primarily due a decrease of $350,000 in accrued executive management fees due to the resignation of a principal executive, resulting in no expense in the current period versus 3 months of expense for the same period in 2011; and an increase in executive management fees pursuant to an employment agreement commencing November 1, 2011, resulting in $174,167 of expense in the current period versus $30,000 in the same period in 2011, and a decrease in miscellaneous management fees of $2,000;

•
a decrease in other outside services of $81,000, primarily due to a decrease of $30,000 resulting from the expiration of a certain consulting agreement, providing for $90,000 in the current year, versus $120,000 in the prior year; a decrease of $90,000 due to the reversal of $30,000 in the current period for consulting fees erroneously accrued on an expired contract, versus $60,000 of expense for the same period last year, and an increase in miscellaneous one-time fees of $39,000 resulting from miscellaneous fees of $57,000 in the current period compared to $18,000 for the same period last year; and

•
a decrease in other general and administrative expenses of $10,114 due to an decrease in travel of $10,804, an increase in filing fees of $17,148, and a decrease in other general office expenses of $16,458; and a decrease in rent expense of $12,440 due to a decrease in leased office space.

General and Administrative Expenses
	December 31
	2012	2011	Variance
Amortization of stock options granted	$412,500	$518,100	$(105,600)
Stock compensation/amortization of deferred stock compensation	492,125	544,400	(52,275)
Legal, accounting and professional fees	106,069	232,252	(117,183)
Management consulting services	419,167	627,000	(207,833)
Other outside services	117,000	198,000	(81,000)
Office supplies and miscellaneous expenses	82.040	92,153	(10,114)
Rent expense	59,750	72,190	(12,440)

Total General and Administrative Expenses	$1,688,650	$2,275,096	$(586,446)

General and administrative expenses for both 2012 and 2011 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Liquidity and Capital Resources

Working Capital
	At December 31,		Increase/
	2012	2011	(Decrease)
Current Assets	$23,387	$49,583	$(26,196)
Current Liabilities	2,302,010	1,443,904	868,106
Working Capital Deficit	$(2,278,623)	$(1,384,321)	$(894,302)

Cash Flows	For the year ended
	December 31,
	2012	2011
Net cash used in operating activities	$(208,390)	$(397,922)
Net cash used in investing activities	(3,025)	—
Net cash provided by financing activities	136,424	405,893
Net cash used in continuing operations	$(74,991)	$(44,057)
Net cash provided by discontinued operations	68,828	52,028
Net increase (decrease) in cash	$(6,163)	$7,971

The Company had cash in the amount of $23,387 as of December 31, 2012 as compared to $29,550 as of December 31, 2011. The Company had a working capital deficit of $2,278,623 as of December 31, 2012.

The Company has suffered recurring losses from operations. The continuation of the Company’s operations is dependent upon the Company’s attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete its business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

As at December 31, 2012, affiliates and related parties are due a total of $1,320,714, which is comprised of loans to the Company of $777,958, accrued interest of $71,775, unpaid compensation of $459,572, and unpaid reimbursable expenses of $11,409.

During the year ended December 31, 2012, loans to the Company decreased by $679,485, accrued interest increased by $27,250, unpaid compensation increased by $23,895 and reimbursable expenses decreased by $3,806.  The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Future Financings

The Company will require additional financing in order to enable the Company to proceed with the Company’s plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for the Company’s ongoing expenses. These cash requirements include working capital, selling, general and administrative expenses, expansion of Ecologic Shine®, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay the Company’s liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain the Company’s plan of operations or to repay the Company’s liabilities.

On November 23, 2010, the Company executed an agreement with BMO Capital Markets (“BMO”) retaining BMO to act, on an exclusive basis, (with the exception of up to a $2 million private equity placement which the Company presently seek and reserve the right to continue to seek), as sole financial advisor and sole placement agent in connection with a possible private placement of equity or debt securities on a best efforts basis and subject to BMO’s satisfactory completion of its due diligence investigation. The Company has paid a non-refundable retainer to BMO in the amount of $75,000 which would be credited against financing fees to BMO upon a successful closing of a financing. There is no assurance that a financing of any kind will be successful.

The Company anticipates continuing to rely on equity sales of the Company’s common stock in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund the Company’s planned business activities.

Personnel

As of December 31, 2012, the Company had no employees in addition to the Company’s directors and executive officers. Currently, the Company has no employees in addition to the Company’s directors and executive officers.

Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide tabular disclosure obligations.

Going Concern

The consolidated audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of the Company’s financial statements.

Net Income (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

Recent Accounting Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2012:

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted:

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm	F-1-F-2

Consolidated Balance Sheets as at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from inception (December 16, 2008) to December 31, 2012	F-4

Consolidated Statements of Changes in Stockholders' deficit for the period from inception (December 16, 2008) to December 31, 2012.	F -5

Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011, and from inception (December 16, 2008) to December 31, 2012	F-6

Notes to the Consolidated Financial Statements for the years ended December 31, 2012 and 2011.	F-7

To the Board of Directors and Stockholders of
Ecologic Transportation, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheet of Ecologic Transportation, Inc. and its subsidiaries (the Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Ecologic Transportation, Inc. and its subsidiaries as of December 31, 2011, were audited by other auditors whose report dated March 27, 2012, expressed an unqualified opinion on those consolidated statements.  Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecologic Transportation, Inc. and its subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has recently terminated its major revenue source, has an accumulated deficit of $8,260,064 and continues to incur operating losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters, which are further described in Note 1, are to raise funds at commercially reasonable terms. There are no guarantees any funds will be available to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, California
April 1, 2013

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Members of
Ecologic Transportation, Inc. and its subsidiaries

We have audited the accompanying balance sheet of Ecologic Transportation, Inc. and its subsidiaries (the Company”) as of December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ecologic Transportation, Inc. and its subsidiaries as of December 31, 2010, were audited by other auditors whose report dated March 31, 2011, expressed an unqualified opinion on those statements.  Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecologic Transportation, Inc. and its subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
March 27, 2012

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$23,387	$29,550
Accounts receivable, net	—	8,030
Prepaid expenses and other current assets	—	12,003
Total Current Assets	23,387	49,583

Investment in Amazonas Florestal, Ltd. (formerly Ecologic Systems, Inc.)	12,062	—
Equipment, net	2,625	—
Other assets	6,600	7,694

TOTAL ASSETS	$44,674	$57,277

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$792,321	$627,830
Notes & loans payable	188,923	307,392
Related party loans	849,734	—
Related party payables	470,932	498,682
Total Current Liabilities	2,301,910	1,433,904

Long Term Liabilities
Related party loans	—	1,556,469
Total Long Term Liabilities	—	1,556,469

Total Liabilities	2,301,910	2,990,373

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	—	—
Common stock, $0.001 par value,100,000,000 shares	26,675	24,733
authorized, 26,674,740 and 24,732,824 issued and outstanding as of December 31, 2012 and 2011, respectively
Additional paid in capital	5,976,153	3,223,658
Deficit accumulated during the development stage	(8,260,064)	(6,181,487)
Total Stockholders' Deficit	(2,257,236)	(2,933,096)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,674	$57,277

The accompanying notes are an integral part of these consolidated financial statements.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			December 16, 2008
	For the year ended		(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Revenue	$1,666	$—	$1,666

Cost of sales	852	—	852
Gross profit	814	—	814

General and administrative expenses	1,688,650	2,275,096	7,570,839

Operating loss	(1,687,836)	(2,275,096)	(7,570,025)

Interest expense	(91,392)	(120,208)	(261,196)
Interest income	40	55	195
Loss on EV Transportation, Inc. settlement	(350,000)	—	(350,000)

Loss from continuing operations	(2,129,188)	(2,395,249)	(8,181,026)

Loss from discontinued operations, net of tax	(9,038)	(9,703)	(78,687)

Net loss	(2,138,226)	(2,404,952)	(8,259,713)

Other comprehensive loss
Loss on foreign currency exchange	(351)	—	(351)

Net loss and comprehensive loss	$(2,138,577)	$(2,404,952)	$(8,260,064)

Net loss per share-basic and diluted:
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	25,238,507	24,318,276

The accompanying notes are an integral part of these consolidated financial statements.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2012

					DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE
	COMMON STOCK		PAID IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Balance, December 16, 2008 (date of inception)	—	$—	$—	$—	$—	$—

Issuance of common stock for subscription receivable	6,048,741	6,049	—	(6,049)	—	—

Contributed Capital	—	—	710	—	—	710

Net loss	—	—	—	—	(710)	(710)

Balance, December 31, 2008	6,048,741	6,049	710	(6,049)	(710)	—

Cash paid to satisfy subscription receivable	—	—	—	6,049	—	6,049

Issuance of common stock for investor relations, web site design and radio operations services at $0.24 to $1.80 per share	750,000	750	119,750	—	—	120,500

Issuance of common stock for cash at $0.001 to $0.25 per share	11,612,745	11,613	510,947	—	—	522,560

Eliminate Ecologic Sciences, Inc. stock	(17,559,486)	(17,559)	17,559	—	—	—

Accounting for shares in USR in reverse acquisition	7,520,834	7,521	(7,521)	—	—	—

Recapitalization for reverse acquisition	17,559,486	17,559	(49,467)	—	—	(31,908)

Stock cancellations	(3,269,496)	(3,269)	3,269	—	—	—

Options issued for consulting			268,267	—	—	268,267

Amortization of deferred compensation			148,750	—	—	148,750

Net loss				—	(1,246,690)	(1,246,690)

Balance, December 31, 2009	22,662,824	22,663	1,012,264	—	(1,247,400)	(212,472)

Common stock issued for services	1,150,000	1,150	80,475			81,625

Options issued for consulting			25,350			25,350

Options issued to directors			15,600			15,600

Amortization of deferred compensation			1,013,638			1,013,638

Net loss					(2,529,135)	(2,529,135)

Balance, December 31, 2010	23,812,824	23,813	2,147,328	—	(3,776,535)	(1,605,394)

Common stock issued for services	670,000	670	13,830	(75)		14,425

Common stock issued to officer	250,000	250				250

Options issued to directors			150,000			150,000

Amortization of deferred compensation			544,400			544,400

Cash paid to satisfy subscription receivable				75		75

Amortization of stock options			368,100			368,100

Net loss					(2,404,952)	(2,404,952)

Balance, December 31, 2011	24,732,824	24,733	3,223,658	—	(6,181,487)	(2,933,096)

Common stock issued for services	1,250,000	1,250	165,250			166,500

Common stock issued to officer	500,000	500	74,500			75,000

Common stock issued to directors	500,000	500	74,500			75,000

Issuance of common stock upon conversion of debt	462,214	462	147,446			147,908

Reverse subsidiary equity due to spin-off					(60,000)	(60,000)

Issuance of common stock for EV Transportation, Inc. legal settlement	1,250,000	1,250	348,750			350,000

Issuance of common stock upon conversion of debt	1,539,452	1,540	491,085			492,625

Transfer subsidiary stock due to merger/ change in controlling entity			12,062			12,062

Cancellation of stock	(3,559,750)	(3,560)	3,560			—

Cancellation of debt			847,142			847,142

Amortization of deferred compensation			175,625			175,625

Amortization of stock options			412,500			412,500

Net loss					(2,138,577)	(2,138,577)

Balance, December 31, 2012	26,674,740	26,675	5,976,153	—	(8,260,064)	(2,257,236)

The accompanying notes are an integral part of these consolidated financial statements.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
			December 16, 2008
	For the year ended		(Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Operating activities:
Net loss	$(2,129,539)	$(2,395,249)	$(8,181,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	904,525	1,077,000	3,655,255
Stock issued for EV Transportation, Inc. settlement	350,000	—	350,000
Accruals converted to related party loans	194,167	229,000	892,667
Depreciation	400	—	400
Bad debt expense	350	—	350
Loss on foreign currency exchange	351	—	351
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50)	—	15,936
(Increase) decrease in other assets	1,094	2,770	(4,863)
Increase in accounts payable, accrued expenses, deferred compensation	131,979	116,089	637,829
Increase in due to related parties	338,333	520,440	919,332
Net cash used in operating activities	(208,390)	(449,950)	(1,714,120)

Investing activities:
Cash received in reverse merger	—	—	10,448
Purchase of equipment	(3,025)	—	(3,025)
Net cash used in investing activities	(3,025)	—	7,423

Financing activities:
Proceeds from related party loans	136,349	121,143	852,076
Proceeds from notes payable	—	284,500	284,500
Contributed capital	—	—	710
Issuance of common stock for cash	75	250	522,885
Common stock subscriptions received	—	—	6,049
Net cash provided by financing activities	136,424	405,893	1,666,220

Net cash used in continuing operations	(74,991)	(44,057)	(40,477)

Discontinued operations:
Net cash provided by operating activities	68,828	52,028	64,464
Net cash provided by investing activities	—	—	(600)

Net cash provided by discontinued operations	68,828	52,028	63,864

Net increase (decrease) in cash	(6,163)	7,971	23,387

Cash - beginning of period	29,550	21,579	—

Cash - end of period	$23,387	$29,550	$23,387

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$—	$—	$(31,908)
Conversion of related party payable to note payable	$194,167	$229,000	$862,667
Conversion of debt into common stock	$637,125	$—	$637,125
Cancellation of debt	$847,142	$—	847,142
Restricted stock issued in settlement	$350,000	$—	350,000
Common stock subscriptions received	$—	$—	6,049
Reduction in equity due to spin-off	(60,000)		(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28,033	$—	$28,033
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1. OVERVIEW

Ecologic Transportation, Inc, (“the Company”) was incorporated in the State of Nevada on September 30, 2005. The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenues therefrom.

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

Prior to the Merger, the Company was focused on the drilling services sector of the oil and gas industry. As of the closing date of the Merger on July 2, 2009, the Company became a development stage company in the business of environmental transportation, and was originally structured with three operating subsidiaries under the parent company, Ecologic Transportation, Inc.:

1.	Ecologic Car Rentals, Inc., a Nevada Corporation
2.	Ecologic Products, Inc., a Nevada Corporation
3.	Ecologic Systems, Inc., a Nevada Corporation

The subsidiary companies Ecologic Products, Inc. and Ecologic Systems, Inc. were created to provide an infrastructure and support for Ecologic Car Rentals, Inc., the Company’s primary operations.  This infrastructure also intended to provide distribution channels for its environmental products.

Change in infrastructure:

Through the Company’s subsidiary, Ecologic Systems, Inc. (“EcoSys”), the Company intended to develop and manage the “greening” of gas stations along with retrofitting them with alternative energy options and solutions.  To build this infrastructure, the Company intended to provide turnkey management, installation, and integration of equipment procurement, equipment installation, contracting, fuel, and regulatory tax incentive and grant subsidization proposals.

On May 13, 2011, EcoSys presented a proposed transaction to the Company’s Board of Directors in which EcoSys would spin out of the Company, and merge with a newly formed company, thereby facilitating EcoSys’ desire to pursue the alternative retail fuel network.  The Board requested that further information be presented, with a focus on the financials of the proposed business transaction.

In October 2011, EcoSys met with Amazonas Florestal, Inc. (“Amazonas”), a corporation headquartered in Florida, and a mutual Non-Disclosure Agreement was executed.  After the two companies completed due diligence in January 2012, it became apparent to the EcoSys management that there existed a viable opportunity to enhance shareholder value by combining EcoSys with Amazonas.

The Company’s Board of Directors made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business, and on March 16, 2012, entered into a Share Exchange Agreement and Plan of Merger with Amazonas and EcoSys (the “Share Exchange”).

Prior to the Share Exchange, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange.  The terms of the convertible note allowed for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of Ecosys’ issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the Company’s shares. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the Company’s shares to 3%, pursuant to the anti-dilution provision.

As a result of the Share Exchange, Amazonas became a wholly owned subsidiary of EcoSys, the Company owns three percent (3%) of the EcoSys outstanding capital stock (the “EGCT shares”), and the former Amazonas shareholders (“Amazonas Shareholders”) own ninety-seven percent (97%) of the EcoSys outstanding capital stock. For a period of one hundred and eighty (180) days after the closing, the EGCT Shares were subject to an anti-dilution provision.  The anti-dilution provision protected the three (3%) percent ownership of the issued and outstanding capital stock of EcoSys owned by the Company.

Current Business

The Company continues to focus on the development of its environmental transportation business through its two operating subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.

Through the Company’s two operating subsidiaries, the Company intends to provide distribution channels for its environmental products, and implement certain internal product requirements in order to establish it as a “green” company throughout its operations.

Ecologic Car Rentals, Inc.

The Company’s primary focus is to develop an environmental car rental operation through its subsidiary, Ecologic Car Rentals, Inc. The Company is currently pursuing viable opportunities within the car rental industry to develop and establish its own brand as a premier “green” car rental company, offering environmentally-friendly vehicles.

Ecologic Products, Inc.

The Company is developing ecologically friendly products through its subsidiary, Ecologic Products, Inc. Initially, the Company’s product line will be focused on transportation and its ancillary markets. In anticipation of the Company’s first rental car location, and need for environmentally friendly car cleaning (one of the most important aspects of a car rental operation), the Company developed Ecologic Shine®, a device and system for near-waterless car washing that delivers cleaning comparable to normal washing without the use of any harmful chemicals.

In 2009, the Company launched Ecologic Shine® in collaboration with Park ‘N Fly, an airport parking chain with prominent locations in 15 airport markets, and established test market operations in Atlanta, San Diego and Los Angeles.  Management has evaluated the results of operations during the 3-year test period since 2009, and has determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September, 2012, the testing sites in Atlanta ceased operations. The Park ‘N Fly Agreement expired on December 1, 2012, and operations ceased in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. In addition, a test market has concluded with the largest national automotive quick lube franchise network for the utilization of the Ecologic Shine® family of waterless car wash products to be offered as an additional service.  Ecologic Shine® is now an approved product for this network and earned this status after completion of an evaluation of the operations of the product line and its integration into the quick lube services at three quick lube locations.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,260,064, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company: The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing the business, and its planned principal operations, namely its car rental operations, have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of December 31, 2012 and 2011, the Company had no cash equivalents.

Equipment: Equipment is carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the Company’s property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

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

Income Taxes: The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 as of January 1, 2006, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified the U.S. federal as our "major" tax jurisdiction.  Generally, the Company remains subject to Internal Revenue Service examination of our 2007 through 2011 U.S. federal income tax returns.  However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to the Company’s financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740.  The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

The Company’s revenue stream is from Ecologic Shine®, the initial product being marketed through the Company’s subsidiary Ecologic Products, Inc. Through the Company’s agreement with Park ‘N Fly, Ecologic Shine® was tested at three Park ‘N Fly locations from September 24, 2009 to December 1, 2012.  Revenue was recognized at the point of sale.  Ecologic Products, Inc. invoiced Park ‘N Fly every two weeks for the total car washes sold, and Park ‘N Fly paid the invoice within two weeks of receipt. As of December 1, 2012, the Park ‘N Fly Agreement expired, and the operations at all locations discontinued.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  the Company currently believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue.  Either of these could result in future impairment of long-lived assets.

Stock Based Compensation: The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Fair Value Measurements: When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  The Company uses the following three levels of inputs in determining the fair value of its assets and liabilities, focusing on the most observable inputs when available:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Investments in securities: Investments in securities are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate.  All other equity investments, which consist of investments for which we do not possess the ability to exercise significant influence, are accounted for under the cost method.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.

Recent Accounting Pronouncements: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the US Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2012:

Adopted:

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Not Yet Adopted:

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

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

On April 11, 2012, Ecologic Systems, Inc. changed its name to Amazonas Florestal, Ltd. (“AZFL”), and Amazonas Florestal, Inc. became a wholly owned subsidiary of AZFL.  On April 19, 2012, AZFL effectuated a 3 for 1 forward stock split, which increased the Company’s holding to 12,061,854 shares of AZFL common stock.

As of December 31, 2012, the Company held 12,061,854 shares of AZFL common stock with a fair value of $12,062. Management’s intent is to hold the securities and does not intend to sell or trade them.

NOTE 4. EQUIPMENT

Equipment consists of the following:

	December 31, 2012	December 31, 2011
Office Equipment	$3,025	$—
Professional Equipment	—	600
Sub-Total	3,025	600
Accumulated Deprecation	(400)	(600)
Equipment, Net	$2,625	$—

Depreciation expense totaled $400 and $0 for the year ended December 31, 2012 and 2011, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2012	December 31, 2011
Skyy Holdings Ltd.	$160,411	$135,342
Prominence Capital	28,512	25,000
Kunin Consulting	—	147,050
Equipment, Net	$188,923	$307,392

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As at the date of this filing, the note remains outstanding and no demand has been made for repayment.  However, this note is classified as a current liability as of December 31, 2012.  Accrued interest at December 31, 2012 and 2011 was $60,411 and $35,342, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As at the date of this filing, no demand has been made for repayment.  However, this note is classified as a current liability as of December 31, 2012. Accrued interest at December 31, 2012 and 2011 was $3,512 and $0, respectively.

On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 representing monies owed to Kunin Business Consulting for executive services provided by, and expenses reimbursable to, Norman A. Kunin through September 30, 2011, pursuant to the terms and conditions of the Advisory Agreement dated July 1, 2010, and subsequent Amendment dated April 1, 2011.  The Note bears interest at 7% per annum and includes a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share. Mr. Kunin was formerly the CFO until August 16, 2011.  On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share.  No other terms of the Note were modified (see below). Accrued interest at December 31, 2012 and 2011 was $0 and $2,550, respectively.

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

Accrued interest at December 31, 2012 and 2011 was $63,923 and $37,892, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years. As of December 31, 2012, $512,500 in consulting fees has been included in accrued compensation.

Related party transactions consists of the following:

	December 31, 2012	December 31, 2011
Loans to the Company	$777,959	$1,457,443
Accrued interest	71,775	99,026
Total related party loans	849,734	1,556,469
Accrued compensation	459,572	483,467
Reimbursable expenses	11,409	15,215
Total related party payable	470,982	498,682
Total related party transactions	$1,320,716	$2,055,151

As at December 31, 2012 and 2011, respectively, affiliates and related parties are due a total of $1,320,716 and $2,055,151, which is comprised of loans to the Company of $777,959 and $1,457,443, accrued interest of $71,775 and $99,026, accrued compensation of $459,572 and $483,467, and reimbursable expenses of $11,409 and $15,215.

The Company’s decrease in loans to the Company of $679,484 is due to an increase in cash loans of $136,349, a decrease in loans of $60,000 due to the spin-off of Ecologic Systems, Inc., an increase in accrued compensation converted to notes payable of $222,167, a decrease in notes payable of $468,000 resulting from the conversion of debt into the Company’s common stock, and a decrease in notes payable of $530,000 resulting from the cancellation of debt related to the Settlement Agreement and Mutual Release dated July 23, 2012 (see Note 9).

The Company’s decrease in unpaid compensation of $23,895 is due to a net increase in accrued compensation of $221,105 payable to Huntington Chase, Ltd., The Kasper Group, Ltd. and MJ Management, LLC, all related party creditors, and a decrease of $245,000, resulting from the cancellation of debt related to the Settlement Agreement and Mutual Release dated July 23, 2012 (see Note 9).

All outstanding related party notes bear interest at the rate of 5% and 7% per annum, and are due and payable within one (1) year of receipt of written demand by the related party creditors.

Accrued interest at December 31, 2012 and 2011 was $71,775 and $99,026, respectively.

NOTE 7. COMMON SHARES

The total number of authorized shares of common stock that may be issued by the Company is 100,000,000 with a par value of $0.001 per share.

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

On January 30, 2012, William B. Nesbitt, the Company’s Chief Executive Officer, was afforded the opportunity to purchase 500,000 shares of common stock at par value of $0.001 for his contribution to the Company prior to executing an employment agreement with the Company.  Mr. Nesbitt elected to purchase the shares and, as a result, 500,000 restricted shares of the Company’s common stock were issued for $500 cash. The shares were valued at $75,000, which has been expensed in the current year, and $74,500 has been recorded as additional paid in capital.

On January 30, 2012, two Directors of the Company received the right to purchase 250,000 each shares of common stock at par value of $0.001 for their services over and above their roles as Directors of the Company.  Both Directors elected to purchase the shares and, as a result, a total of 500,000 restricted shares of the Company’s common stock were issued.  The shares were valued at $75,000, which has been expensed in the current year, and $74,500 has been recorded as additional paid in capital.

On January 30, 2012, 50,000 restricted shares of the Company’s common stock were issued to a consultant in exchange for services.  The shares were valued at $7,500, which has been expensed in the current year, and $7,450 has been recorded as additional paid in capital.

On January 31, 2012, the former Chief Financial Officer, Norman A. Kunin, converted his debt in the amount of $147,909 into 462,214 restricted shares of the Company’s common stock at $0.32 per share. As a result, $147,447 has been recorded as additional paid in capital.

On June 5, 2012, the Chief Financial Officer, Calli Bucci, converted her debt in the amount of $68,000 into 212,500 restricted shares of the Company’s common stock at $0.32 per share. As a result, $67,788 has been recorded as additional paid in capital.

On June 18, 2012, 1,250,000 restricted shares of the Company’s common stock were issued EV Transportation, Inc., a Nevada corporation, in connection with a Settlement Agreement and Mutual Release entered into on April 2, 2012.  The shares were valued at $350,000, which has been expensed in the current year, and $348,750 has been recorded as additional paid in capital.

On June 20, 2012, the Company authorized 350,000 shares of its restricted common stock to be issued to a consultant for services rendered to the Company, pursuant to the Consulting Agreement dated June 20, 2012.  The shares were valued at $112,000, which has been fully expensed in the current year.  As of December 31, 2012, 250,000 shares were issued and 100,000 shares remain to be issued.  As a result, $79,750 has been recorded as paid in capital, and $32,000 has been accrued for the 100,000 unissued shares until the shares are issued.

On June 27, 2012, The Kasper Group converted its debt in the amount of $424,624 into 1,326,952 shares of the Company’s common stock at $0.32 per share. As a result, $423,297 has been recorded as additional paid in capital.

On July 5, 2012, the Company issued 150,000 shares of its restricted common stock to two consultants in exchange for services rendered to the Company.  The shares were valued at $33,000, which has been expensed in the current year, and $32,925 has been recorded as paid in capital.  In addition, one shareholder paid $75.00 to purchase his shares at a par value of $0.001, pursuant to his Consulting Agreement.

In August 2012, Mr. William Plamondon returned 3,059,750 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012.  As a result, $3,060 has been recorded to additional paid in capital.

In August 2012, Ms. Erin Davis returned 500,000 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012. As a result, $500 has been recorded to additional paid in capital.

On September 5, 2012, the Company issued 750,000 shares of its restricted common stock for services rendered to the Company, pursuant to a Consulting Agreement dated September 5, 2012.  The shares were valued at $180,000, which has been recorded as deferred compensation, and will be amortized over a twelve month period. As a result, $179,250 has been recorded to additional paid in capital. As of December 31, 2012, $60,000 has been expensed, and $120,000 will be expensed over the next 8 months.

On September 18, 2012, the Company issued 50,000 shares of its restricted common stock to one consultant in exchange for services rendered to the Company.  The shares were valued at $16,000, which has been expensed in the current year, and $15,950 has been recorded as additional paid in capital.

During the years ended December 31, 2012 and 2011, respectively, a total of $492,125 and $544,400 in stock compensation was expensed[CB1]. Deferred stock compensation in the amount of $120,000 and $115,625 remains as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company had 26,674,740 and 24,732,824 shares of common stock issued and outstanding, respectively.

NOTE 8. WARRANTS AND OPTIONS

On October 1, 2009, the Company entered into a consulting agreement for services under which the Company issued options to purchase 2,287,547 shares of its common stock for an option price of $0.25. The options vested on September 1, 2010. The options are exercisable for a period of three years after the vesting date. The Company has valued the options utilizing the Black-Scholes Valuation at $989,645 and for accounting purposes has amortized the option value over the eleven month period commencing with the date of issuance and ending when the options vest. The full amount was amortized during 2009 and 2010. Assumptions used in valuing the options: expected term is 3.67 years, expected volatility is 33%, risk-free interest rate is 2.00%, and dividend yield is 0.00%.

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

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32, and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32, for a total grant of 3,025,000 stock options. Of the total options granted, 1,000,000 were granted to the Company’s Former Chief Executive Officer, which vest quarterly over a 12 month period at 250,000 shares per quarter. Of the total options granted, 750,000 were granted to the Company’s Chairman of the Board which vest quarterly over a 12 month period at 187,500 shares per quarter. Of the total options granted, 775,000 were granted to five employees, which vest quarterly over a 12 month period at 193,750 shares per quarter. Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 120%; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock option compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock option compensation for the balance of the options granted, for a total value of the options granted of $855,000. The Company has expensed $176,250 in stock option compensation during the current period, fully expensing the options as of December 31, 2012.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 2.54; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 has been expensed during the current year for the 500,000 options vested during the current year.  There remains deferred stock option compensation in the amount of $120,000 as of December 31, 2012.

On July 23, 2012, the Company entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and its former Chief Executive Officer, Mr. William Plamondon, its former Corporate Secretary, Ms. Erin Davis, and Mr. Plamondon’s business advisory company, R.I. Heller & Co., LLC.  Pursuant to the Settlement Agreement, all stock options previously granted to Mr. Plamondon and Ms. Davis were cancelled.  As a result, the 1,000,000 options granted to Mr. Plamondon valued at $270,000, and the 250,000 options granted to Ms. Davis valued at $75,000, which were fully vested at the date of the Settlement Agreement were cancelled.

During the years ended December 31, 2012 and 2011, respectively, the Company expensed a total of $412,500 and $518,100 in stock option compensation. There remained $120,000 and $352,500 in deferred stock option compensation at December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company has no warrants and 5,997,547 options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	1.75	$571,887	$0.25
$0.473	435,000	2.50	205,755	$0.37
$0.320	750,000	3.25	240,000	$0.35
$0.320	1,025,000	8.25	328,000	$0.35
$0.200	1,500,000	4.00	300,000	$0.31
	5,997,547		$1,645,642	$0.31

Options	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2011	5,747,547	$0.35
Issued	1,500,000	0.31
Exercised	—	—
Expired / Cancelled	(1,250,000)	(0.35)
Outstanding at December 31, 2012	5,997,547	$0.31

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company signed an Investment Banking and Financial Advisory Agreement (“the Innovator Agreement”) with Innovator Capital of London England (“Innovator”) dated January 9, 2010. The Agreement provides for Innovator to provide certain financial advisory services in exchange for remuneration consisting of an engagement fee of pay £7,812.50 pounds sterling (US$12,481), a monthly retainer in the amount of £15,625 pounds sterling (US$23,437) deferred until certain funding goals are met by the Company, and a 5% fee for funding raised by Innovator.  As at December 31, 2012, the Company and Innovator are in dispute with respect to the Innovator Agreement.

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three years from September 1, 2009. The vesting period for the options ended on September 1, 2010. On November 24, 2010, Matrix waived its right of first refusal to participate in the financing transaction contemplated in the engagement letter between BMO Capital Markets Corp. and the Company. The Matrix consulting agreement expired September 1, 2012.

On May 18, 2010, the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two (2) years commencing May 18, 2010. As remuneration for the services, the Company issued 1,000,000 restricted shares of the Company’s common stock to Prominence, valued at $0.45 per share. The Company recorded deferred compensation valued at $450,000, which was amortized over 24 months, and has been fully expensed as of December 31, 2012.  The Prominence Consulting Agreement expired on May 18, 2012.

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

The Company entered into an independent consulting agreement (“the Oracle Agreement”) with Oracle Capital Partners, LLC (“Oracle”) on April 1, 2011, wherein Oracle was engaged to represent the Company in investors’ communications and public relations from the date of issuance of the Remuneration Shares until September 30, 2011.  Remuneration for the services to be provided by Oracle was the issuance, on April 4, 2011, of six hundred twenty thousand (620,000) restricted shares of the Company’s common stock at par value (the “Remuneration Shares”).  The Remuneration Shares were recorded on the books and records of the Company at a value of $229,400 ($0.37 per share on the date of the Oracle Agreement) and was amortized ratably over the period April 1, 2011 to September 30, 2011.  The Oracle Agreement expired on September 30, 2011.

On April 12, 2011, the Company entered into a non-exclusive Placement Agent Agreement with View Trade Securities, Inc. to act as the Company’s exclusive agent to sell up to $2,000,000 of the Company’s Senior Convertible Notes and paid View Trade a fee of $15,000. As of December 31, 2011, the Company is no longer pursuing the efforts of View Trade.

On August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services.  The Consulting Agreement was for an initial term of 2 years, and provided for monthly compensation in the amount of $5,000 for the first year, increasing to $7,500 per month for the second year, and a monthly allowance of $300 for transportation costs.  All cash compensation payable under this agreement was deferred until the Company met certain funding goals. As of September 30, 2011, a total of $144,500 in fees, including all one-time payments, and expense reimbursements, was payable to Kunin Business Consultants.  On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 in favor of Mr. Kunin.  The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share.  On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share.  No other terms of the Note were modified.  The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock.  Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest.  The Consulting Agreement terminated due to Mr. Kunin’s death in October 2012.

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

On October 10, 2011, William N. Plamondon III resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon claimed to the Company that he was constructively discharged on this date, but the Company has denied such claim. The employment agreement with William N. Plamondon III, dated January 30, 2009, which provided for compensation in the amount of $35,000 per month and standard health benefits, was terminated effective October 31, 2011. The employment agreement with Mr. Plamondon contained certain terms with respect to remuneration received or that might be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000.  All disputes between the Company and Mr. Plamondon have been settled.

The Company entered into an employment agreement with William B. Nesbitt effective November 1, 2011, for his services as President and Chief Executive Officer of the Company.  The Agreement supersedes any other existing engagement for Mr. Nesbitt’s services. The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options.

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants.  Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer.  Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary, and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon.  On July 23, 2012, the Company, entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and Mr. Plamondon, Ms. Davis and R.I. Heller & Co., LLC. The Settlement Agreement is effective July 20, 2012 and its terms are confidential other than as disclosed below. All parties to the dispute believe that the terms are satisfactory and in the best interests of the parties and the Company. Pursuant to the Agreement, 3,559,750 (three million five hundred fifty nine thousand seven hundred fifty) shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis, collectively, were cancelled and returned to the Company’s treasury. Further, Mr. Plamondon and Ms. Davis retained 1,000,000 (one million) shares and 500,000 (five hundred thousand) shares, respectively. Additionally, all accrued indebtedness of the Company to R.I. Heller & Co, LLC for the services of Mr. Plamondon, in the amount of $847,142 (eight hundred forty-seven thousand, one-hundred and forty-two dollars) has been cancelled, and all stock options awarded to Mr. Plamondon, Ms. Davis and their related parties have been cancelled.

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

On June 20, 2012, the Company entered into a consulting agreement with Capital Group Communications, Inc. (“CGC”), a California corporation, for certain consulting services rendered to the Company.  The CGC agreement is for a term of 12 months beginning June 20, 2012, and includes compensation for services rendered in the form of 350,000 non-refundable restricted shares of the Company’s common stock, valued at $112,000.  On December 15, 2012, 250,000 shares were issued to CGC.  As of December 31, 2012, 100,000 shares remain to be issued.

On July 5, 2012, the Company entered into a Consulting Agreement with Greg Suess for advisory services provided to the Company in connection with the no-fault Settlement Agreement and Mutual Release entered into on July 23, 2012.  As compensation for services rendered, Mr. Suess was afforded the opportunity to purchase 75,000 restricted shares of the Company’s common stock at a price of $0.001 per share.  Mr. Suess purchased the shares on July 24, 2012 for $75.00 cash.

On July 5, 2012, the Company entered into a Consulting Agreement with NUF Enterprises LLC (“NUF”), a Texas limited liability company, for advisory services provided to the Company in connection with the no-fault Settlement Agreement and Mutual Release entered into on July 23, 2012.  As compensation for services rendered, NUF was afforded the opportunity to purchase 75,000 restricted shares of the Company’s common stock at a price of $0.001 per share.

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. Although the Company and ACE have not formally extended the LOI, they are currently actively engaged in due diligence and the Company anticipates entering into a definitive agreement with ACE following the completion of the due diligence process and the entering into of a satisfactory financing arrangement.
.
On September 5, 2012, the Company entered into a consulting agreement with NUWA Group, LLC (“NUWA”), a California corporation, for certain consulting services to be provided to the Company.  The NUWA agreement is for a term of 12 months beginning September 5, 2012, and includes compensation for such services in the form of 750,000 shares of non-refundable restricted shares of the Company’s common stock, valued at $180,000, which were issued in full on September 11, 2012.

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

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. As of December 31, 2012, the Company had the following assets and liabilities relating to its activities with Park N Fly:

December 31, 2012
Assets
Intercompany advances	$71,789

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$150,476
Accumulated deficit	(78,687)
Total liabilities and accumulated deficit	$71,789

The results of discontinued operations are summarized as follows:

	For the year ended December 31, 2012	Cumulative from September 1, 2009 to December 31, 2012
Revenue	$369,452	$1,192,191
Cost of goods sold	359,275	1,168,796
Gross Profit	10,177	23,395

General and administrative expenses	(13,180)	(91,200)
Interest expense	(6,335)	(11,182)
Gain on sale of equipment	300	300

Net loss from discontinued operations	$(9,038)	$(78,687)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$2,717,000	$1,993,000
Less valuation allowance	(2,717,000)	(1,993,000)
Net deferred tax asset - continuing operations	$—	$—

Discontinued operations:
Net operating loss carry forwards	$24,000	$21,000
Less valuation allowance	(24,000)	(21,000)
Net deferred tax asset - discontinued operations	$—	$—

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	December 31, 2012	December 31, 2011
Income (Loss) Before Taxes:
Continuing operations	$(2,129,539)	$(2,395,249)
Discontinued operations	(9,038)	(9,703)
Total Income (loss) before taxes	(2,138,577)	(2,404,952)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$727,000	$818,000
Non-deductible expenses	—	(1,000)
Change in valuation allowance	(727,000)	(817,000)

Reported income taxes	$—	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $727,000 and $817,000 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company had cumulative net operating loss carryforwards of approximately $8,060,000, and $6,088,000 for federal and state income tax purposes, respectively, which begin to expire in the year 2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interst or penalties as of December 31, 2012 and 2011.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period January 1, 2013 through March 31, 2013, the Company increased its loans from related parties by $133,287, from a total of $1,320,714 at December 31, 2012 to $1,485,641 at March 31, 2013. The increase represents an increase in loans to the Company in the amount of $11,700, an increase in compensation converted to notes payable in the amount of $62,500, an increase in accrued compensation owed to related parties in the amount of $72,750, and an increase in accrued interest of $17,977.  The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 24, 2012, the Audit Committee and the Board of Directors of Ecologic Transportation, Inc. (the “Company”) dismissed Stan J.H. Lee, CPA (“Lee”), the Company’s former independent registered public accounting firm. On October 25, 2012, the Audit Committee and the Board of Directors of the Company selected Anton & Chia, LLP (the “New Accountant”) to serve as the Company’s auditor for the fiscal year ended December 31, 2012.

The audit reports of the Company on its financial statements for the past two fiscal years ended December 31, 2010 and 2011 did not contain any adverse opinion, disclaimer of opinion, modification or qualification as to uncertainty, audit scope or accounting principles except for a going concern opinion. During the Company’s fiscal years ended December 31, 2010 and 2011 and the subsequent interim period up to October 24, 2012 there were no disagreements with Lee, whether or not resolved, on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure which, if not resolved to the satisfaction of Lee, would have caused Lee to make reference to the subject matter of such disagreement in connection with its report on the Company’s financial statements for such periods.

The Company has provided Lee a copy of the foregoing disclosures. Exhibit 16.3, incorporated by reference, is a copy of the letter from Lee dated October 24, 2012, stating his agreement with such statements.

During the Company’s two most recent fiscal years and through October 24, 2012, prior to engaging the New Accountant, the Company has not consulted with the New Accountant with respect to the application of accounting principles to a specified transaction, either completed or proposed, or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of the Company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The Company’s officers are appointed by the Company’s board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William B. Nesbitt	President and Chief Executive Officer Director	73	November 1, 2011 November 6, 2011
John L. Ogden	Director	59	March 3, 2008
Edward W. Withrow III	Chairman of the Board and Director	48	July 2, 2009
Edward W. Withrow Jr.	Director	75	July 2, 2009
Dr. Martin A. Blake	Director	56	August 12, 2010
Calli R. Bucci	Chief Financial Officer Secretary	48	August 16, 2011 November 1, 2011

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

Mr. Nesbitt comes to the Company with 40+ years of experience not only in the car rental business, but wide experience in company building, corporate expansion and controls. The Company looks forward to his contributions to the Company’s efforts to build and maintain a world class environmental transportation business.

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

Mr. Withrow co-founded Save the Company’s Children a non-profit organization that assisted in fundraising activities for charities that focused on child abuse and since 1999 has been actively involved with Planet Hope a non-profit organization that helps homeless mothers and their children.

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

From 2001 to 2004, Dr. Blake was Director of Change, Performance and Risk Management of local authority proving public services for Suffolk Coastal District Council, Suffolk, UK. He successfully designed and directed the implementation of a major transformational change management program.

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

Calli R. Bucci, Secretary and Chief Financial Officer

Ms. Bucci has over 25 years experience in the field of finance and business management. Prior to holding the position of interim Chief Financial Officer at Ecologic Transportation, Ms. Bucci has been Controller of the Company since January 2010, and was responsible for general ledger, quarterly certified reviews, annual audits, preparation for SEC filings, customer billing and invoicing, multi-state payroll, licenses and consolidated corporate income taxes.

Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes. From July, 2003, Ms. Bucci held the position of Senior Accountant at Lagnese Peyrot & Mucci where she was responsible for financial transactions, contract administration, audits, general ledger reviews and annual tax preparation. Ms. Bucci attended the University of California Berkley, majoring in Accounting.

Family Relationships

Other than as described below, there are no family relationships among the Company’s directors or executive officers.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the Company’s common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on the Company’s review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2012, all filing requirements applicable to the Company’s officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

Currently the Company’s audit committee consists of John L. Ogden and Edward W. Withrow Jr. John L. Ogden is chair of the audit committee. The Company currently does not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the calendar year 2012, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2012 and 2011,

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William B. Nesbitt President,, CEO, and Director (1)	2012 2011	174,167 30,000	None None	75,000 30,000	90,000(1) None	None None	None None	None None	339.167 60,000
Edward W. Withrow III, Chairman of the Board and Director (2)	2012 2011	180,000(2) 180,000(2)	None None	None None	101,250(2) 101,250(2)	None None	None None	None None	281,250 281,250
William N. Plamondon III former President,, CEO, and Director (3)	2012 2011	None 350,000	None None	None None	None 135,000(3)	None None	None None	None None	None 485,000

(1)
William B. Nesbitt was appointed President and CEO November 1, 2011. Pursuant to his employment agreement, Mr. Nesbitt was granted 1,500,000 options, with a total value of $180,000.  As of December 31, 2012, $90,000 was vested.  As of December 31, 2012, $204,167 of Mr. Nesbitt’s salary has been deferred until the Company reaches certain funding goals.

(2)
Edward W. Withrow III is the Founder and Chairman of the Board for Ecologic Transportation, Inc. Mr. Withrow was granted 750,000 options on April 19, 2011, with a total value of $202,500.  As of December 31, 2011, $101,250 was vested.  As of December 31, 2012, $512,500 of Mr. Withrow’s salary has been deferred until the Company reaches certain funding goals.

(3)
William N. Plamondon III was granted 1,000,000 options on April 19, 2011, with a total value of $270,000, of which $135,000 was vested in 2011.  Mr. Plamondon resigned as chief executive officer and director on November 1, 2011.

Stock Options/SAR Grants

No options were granted to the Company’s directors and officers during the year ended December 31, 2012.

During the year ended December 31, 2011, the Company granted the following stock options to its directors and officers:

On November 1, 2011, William B. Nesbitt was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 1,500,000 shares of the Company’s common stock at a price of $0.32 per share.

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

On April 19, 2011, William N. Plamondon was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 1,000,000 shares of the Company’s common stock at a price of $0.32 per share.  These options were cancelled pursuant to a Settlement Agreement dated July 23, 2012.

On April 19, 2011, Erin Davis was granted an option under the Company’s 2009 Stock Option Plan adopted effective September 2009 to purchase 250,000 shares of the Company’s common stock at a price of $0.32 per share. These options were cancelled pursuant to a Settlement Agreement dated July 23, 2012.

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

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal year ended December 31, 2012 or December 31, 2011 by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

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

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32, and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32, for a total grant of 3,025,000 stock options. Of the total options granted, 1,000,000 were granted to the Company’s Former Chief Executive Officer, which vest quarterly over a 12 month period at 250,000 shares per quarter. Of the total options granted, 750,000 were granted to the Company’s Chairman of the Board which vest quarterly over a 12 month period at 187,500 shares per quarter. Of the total options granted, 775,000 were granted to five employees, which vest quarterly over a 12 month period at 193,750 shares per quarter. Of the total options granted, 500,000 were granted to three directors which vest up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 1.2; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock option compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock option compensation for the balance of the options granted, for a total value of the options granted of $855,000. The Company has expensed $176,250 in stock option compensation during the current period, fully expensing the options at December 31, 2012.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 2.54; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 has been expensed during the current year for the 500,000 options vested during the current year.  There remains deferred stock option compensation in the amount of $120,000 as of December 31, 2012.

On July 23, 2012, the Company entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and its former Chief Executive Officer, Mr. William Plamondon, its former Corporate Secretary, Ms. Erin Davis, and Mr. Plamondon’s business advisory company, R.I. Heller & Co., LLC.  Pursuant to the Settlement Agreement, all stock options previously granted to Mr. Plamondon and Ms. Davis were cancelled.  As a result, the 1,000,000 options granted to Mr. Plamondon valued at $270,000, and the 250,000 options granted to Ms. Davis valued at $75,000, which were fully vested at the date of the Settlement Agreement were cancelled.

During the year ended December 31, 2012, the Company expensed a total of $412,500 in stock option compensation. There remained $120,000 in deferred stock option compensation at December 31, 2012.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director's fees or other cash compensation for services rendered as a director since the Company’s inception to December 31, 2012.

The Company has no formal plan for compensating its directors for their service in their capacity as directors. However, the Company’s directors and certain officers have received stock options to purchase common shares under the Company’s 2009 Stock Option Plan, and may receive additional stock options at the discretion of the Company’s board of directors or (as to future stock options) a compensation committee which may be established under the Plan in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors. The Company’s board of directors may award special remuneration to any director undertaking any special services on the Company’s behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

On January 30, 2012, certain directors of the Company were awarded the opportunity to purchase shares of the Company’s common stock at $0.001 per share as consideration for their performance over and above their duties as directors.  As a result, Mr. William Nesbitt purchased 500,000 shares of the Company’s common stock for $500 cash, Mr. John Ogden purchased 250,000 shares of the Company’s common stock for $250 cash, and Mr. Edward W. Withrow Jr. purchased 250,000 shares of the Company’s common stock for $250 cash.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On October 12, 2009 the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years until October 12, 2012. On October 12, 2012, a modification to the consulting agreement was made to extend the term for an additional three years. A copy of the Modification Agreement is included in this filing as Exhibit 10.23.

On July 1, 2010 the Company entered into an Advisory Agreement for Executive Services of Norman A. Kunin with Kunin Business Consulting (“KBC”), a division of Ace Investors, LLC (the “Advisory Agreement”.) The Advisory Agreement was for the non-exclusive services of Norman A. Kunin (the “Executive”) to serve as Chief Financial Officer of the Company.  On April 1, 2011, the Company amended the Agreement for Executive Services dated July 1, 2010 (the “Amendment”).  As of December 31, 2011, the Company had accrued $144,500 in Executive Fees and expense reimbursements payable to KBC under these agreements, for which the Company executed a Convertible Promissory Note (the “Note”).  The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.12 per share.  On November 15, 2011, a modification was made to the Note, changing the conversion price to $0.32 per share.  The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock.  Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest. In August, 2011, Mr. Kunin resigned as Chief Financial Officer of the Company due to certain health conditions.  However, Mr. Kunin continued to provide advisory services to the Company.  As such, the Advisory Agreement dated July 1, 2010, and subsequent Amendment was terminated, and on August 2, 2011 the Company entered into a Consulting Agreement with Kunin Business Consulting for the consulting services of Norman A. Kunin.  The Consulting Agreement terminated due to Mr. Kunin’s death in October 2012.

On October 10, 2011, William N. Plamondon III resigned from his position as Chief Executive Officer of the Company. Mr. Plamondon claimed to the Company that he was constructively discharged on this date, but the Company has denied such claim. The employment agreement with William N. Plamondon III, dated January 30, 2009, which provided for compensation in the amount of $35,000 per month and standard health benefits, was terminated effective October 31, 2011. The employment agreement with Mr. Plamondon contained certain terms with respect to remuneration received or that might be received in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000.  All disputes between the Company and Mr. Plamondon have been settled.

The Company entered into an employment agreement with William B. Nesbitt effective November 1, 2011, for his services as President and Chief Executive Officer of the Company.  The Agreement supersedes any other existing engagement for Mr. Nesbitt’s services. The initial term of the Agreement is for a period of twelve (12) months and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options.

On November 15, 2011 the Company, as Plaintiff, filed a lawsuit in the Superior Court of California, County of Los Angeles, West District - Case No. SC114884 against William N. Plamondon, III, an individual., Erin Davis, an individual, R.I. Heller & Co., a Florida limited liability company; and Does 1 to 50, inclusive, as Defendants.  Mr. Plamondon is the Company’s former Director, President and Chief Executive Officer.  Erin Davis, Mr. Plamondon’s wife, is the Company’s former Secretary, and R.I. Heller & Co. is the corporation controlled by Mr. Plamondon.  On July 23, 2012, the Company, entered into a no-fault Settlement Agreement and Mutual Release to settle all disputes between the Company and Mr. Plamondon, Ms. Davis and R.I. Heller & Co., LLC. The Settlement Agreement is effective July 20, 2012 and its terms are confidential other than as disclosed below. All parties to the dispute believe that the terms are satisfactory and in the best interests of the parties and the Company. Pursuant to the Agreement, 3,559,750 (three million five hundred fifty nine thousand seven hundred fifty) shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis, collectively, were cancelled and returned to the Company’s treasury. Further, Mr. Plamondon and Ms. Davis retained 1,000,000 (one million) shares and 500,000 (five hundred thousand) shares, respectively. Additionally, all accrued indebtedness of the Company to R.I. Heller & Co, LLC for the services of Mr. Plamondon, in the amount of $847,142 (eight hundred forty-seven thousand, one-hundred and forty-two dollars) has been cancelled, and all stock options awarded to Mr. Plamondon, Ms. Davis and their related parties have been cancelled.

The Company has not entered into any employment agreement or consulting agreement with the Company’s directors and executive officers except for the Employment Agreement effective November 1, 2011 between the Company and William B. Nesbitt (incorporated  by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2011), and the consulting agreement dated October 21, 2009 between the Company and Huntington Chase, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2010).

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company’s directors and certain officers have received stock options under the Company’s 2009 Stock Option Plan and may receive additional stock options at the discretion of the Company’s board of directors under the Plan in the future. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers, except that stock options may be granted at the discretion of the Company’s board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock (1)
Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90401	3,613,741	12.798%
Maria K Sandoval 1327 Ocean Ave. Suite B Santa Monica, CA 90401	1,000,000 (2)	3.749%
Palisades Management, LLC 860 Via De La Paz, Suite E-3A Pacific Palisades, CA 90272	1,700,000 (2)	6.373%
William B. Nesbitt 549 Carcaba Road Saint Augustine, FL 32084	750,000	2.812%
John L. Ogden 675 Bering Drive Suite 675 Houston, TX 77057	727,500	2.727%
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	300,000	1.125%
Calli Bucci 1702 Delaware Avenue Santa Monica, CA 90404	212,500	0.797%
Total Directors, Officers and More than 5% owners	8,103,741	30.380%

(1)Based on 26,674,740, shares outstanding as of April 1, 2013.
(2)More than 5% ownership by marriage to Edward W. Withrow III

Directors and Officers as a Group (5 stockholders)	5,403,741	20.258%
More than 5% ownership (2 stockholders)	2,700,000	10.122%
Total Beneficial Ownership (7 stockholders)	8,103,741	30.380%

Changes in Control

The Company is unaware of any contract or other arrangement or provisions of the Company’s Articles or Bylaws the operation of which may at a subsequent date result in a change of control of the Company. There are not any provisions in the Company’s Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years in which any of the Company’s directors, executive officers or beneficial holders of more than 5% of the outstanding shares of the Company’s common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

The Company currently acts with five directors, consisting of John L. Ogden, William B. Nesbitt, Edward W. Withrow III, Edward W. Withrow Jr., and Dr. Martin A. Blake. The Company has determined that Dr. Martin A. Blake is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2012 and December 31, 2011, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2012 $	2011 $
Audit Fees	34,830	36,000
Audit Related Fees	0	0
Tax Fees	—	4,700
All Other Fees	0	0
Total	34.830	40,700

The Company’s board of directors pre-approves all services provided by the Company’s independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The Company’s board of directors has considered the nature and amount of fees billed by the Company’s independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the Company’s independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Letter of Intent between the Company and ACE Rent A Car, Inc. dated August 2, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to the Company’s registration statement on form SB-2 filed on November 30, 2006).

3.2	Bylaws (incorporated by reference to the Company’s registration statement on form SB-2 filed on November 30, 2006).

3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2008).

3.4	Articles of Merger (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2008).

3.5
Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2008).

3.6	Articles of Merger (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2009).

3.7
Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2009).

3.8
Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between our wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

3.9
Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, effective June 9, 2009 with respect to the merger between the Company’s wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

(10)	Material Contracts

10.1	Agreement and Plan of Merger dated April 26, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2009).

10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.6
Memorandum of Understanding dated May 12, 2009 between  the Company and Green Solutions & Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2009).

10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2010).

10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2010).

10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2010).

10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010 (incorporated by reference to the Company’s Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.13
Independent Consulting Agreement between  the Company and Prominence Capital, LLC effective as of April 5, 2010 (incorporated by reference to the Company’s Current Quarterly Report on Form 10-Q filed on August 16, 2010).

10.14	Agreement dated November 23, 2010 with BMO Capital Markets (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2012)

10.15
Independent Consulting Agreement between  the Company and Oracle Capital Partners, LLC effective as of April 1, 2011. (incorporated by reference to the Company’s Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.16
Placement Agent Agreement between  the Company and View Trade Securities, Inc. effective as of April 12, 2011. (incorporated by reference to the Company’s Current Quarterly Report on Form 10-Q filed on August 15, 2011)

10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2012)

10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2012)

10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.23*	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012

(16)	Auditors Letters

16.1
Letter dated March 22, 2012 from StarkSchenkein, LLP addressed to the Securities and Exchange Commission. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2012)

16.2	Auditor Consent Letter dated March 27, 2012 from Stan J.H. Lee, CPA (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2012)

16.3	Letter dated October 24, 2012 from Stan J.H. Lee, CPA (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2012)

(21)	Subsidiaries of the Registrant

21.1	Ecological Products, Inc.
Ecologic Car Rentals, Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of William B. Nesbitt

31.2*	Section 302 Certification of Calli Bucci

(32)	Section 906 Certifications

32.1*	Section 906 Certification of William B. Nesbitt

32.2*	Section 906 Certification of Calli Bucci

(101)	Interactive Data Files

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

ECOLOGIC TRANSPORTATION, INC.

Dated: April 1, 2013	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 1, 2013	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2013	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: April 1, 2013	/s/ John L. Ogden
John L. Ogden
Director

Dated: April 1, 2013	/s/ Edward W. Withrow III
Edward W. Withrow III
Director

Dated: April 1, 2013	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
Director

Dated: April 1, 2013	/s/ Martin A. Blake
Martin A. Blake
Director

Dated: April 1, 2013	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)