Form 10-Q
period 2013-03-31
Ecologic Transportation, Inc.
filed 2013-05-20
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

26,674,740 common shares issued and outstanding as of May 15, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended March 31, 2013, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash	$2,921	$23,387
Accounts receivable, net	3,266	—
Total current assets	6,187	23,387

Investment in Amazonas Florestal, Ltd. (formerly Ecologic Systems, Inc.)	12,062	12,062
Equipment, net	2,475	2,625
Other assets	6,600	6,600

TOTAL ASSETS	$27,324	$44,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$792,943	$792,321
Notes and loans payable, including accrued interest	195,581	188,923
Related party loans, including accrued interest	947,773	849,734
Related party payables	540,699	470,932
Total current liabilities	2,476,996	2,301,910

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares	—	—
authorized, none issued and outstanding
Common stock, $0.001 par value,100,000,000 shares	26,675	26,675
authorized, 26,674,740 issued and outstanding
as of March 31, 2013 and December 31, 2012
Additional paid in capital	6,036,153	5,976,153
Deficit accumulated during the development stage	(8,512,500)	(8,260,064)
Total stockholders' deficit	(2,449,672)	(2,257,236)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,324	$44,674

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative From
			December 16, 2008
	For the three months ended		(inception) to
	March 31, 2013	March 31 2012	March 31, 2013
Revenue	$206	$—	$1,872
Cost of sales	170	—	1,022
Gross profit	36	—	850

General and administrative expenses	232,040	677,080	7,802,879

Operating loss	(232,004)	(677,080)	(7,802,029)

Interest expense	(19,451)	(30,360)	(280,647)
Interest income	8	11	203
Loss on foreign currency exchange	—	—	(351)
Loss on EV Transportation, Inc. settlement	—	—	(350,000)

Loss from continuing operations	(251,447)	(707,429)	(8,432,824)

Income (loss) from discontinued operations, net of tax	(989)	2,977	(79,676)

Net loss	$(252,436)	$(704,452)	$(8,512,500)

Net loss per share-basic and diluted:
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	25,372,321	25,211,968

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			December 16, 2008
	For the three months ended		(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flow from continuing operations:
Net loss from continuing operations	$(251,447)	$(707,429)	$(8,432,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	60,000	496,500	3,715,355
Stock issued for EV Transportation, Inc. settlement	—	—	350,000
Accruals converted to related party loans	62,500	30,000	955,167
Depreciation	150	—	550
Bad debt expense	—	—	350
Loss on foreign currency exchange	—	—	351
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,266)	(12,741)	12,670
(Increase) decrease in other assets	—	6,384	(4,863)
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	24,126	37,242	661,855
Increase in due to related parties	69,768	94,378	989,100
Net cash used in operating activities	(38,169)	(55,666)	(1,752,289)

Cash flow from investing activities:
Cash received in reverse merger	—	—	10,448
Purchase of equipment	—	—	(3,025)
Net cash provided by investing activities	—	—	7,423

Cash flow from financing activities:
Proceeds from related party loans	17,300	40,790	869,376
Proceeds from notes payable	—	—	284,500
Contributed capital	—	—	710
Issuance of capital stock for cash	—	462	522,885
Common stock subscriptions received	—	—	6,049
Net cash provided by financing activities	17,300	41,252	1,683,520

Net cash used in continuing operations	(20,869)	(14,414)	(61,346)

Discontinued operations:
Net cash provided by operating activities	403	14,698	64,867
Net cash provided by investing activities	—	—	(600)

Net cash provided by discontinued operations	403	14,698	64,267

Net increase (decrease) in cash	(20,466)	284	2,921

Cash - beginning of period	23,387	29,550	—

Cash - end of period	$2,921	$29,834	$2,921

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$—	$—	$(31,908)
Conversion of related party payable to note payable	$62,500	$30,000	$925,167
Conversion of debt into common stock	$—	$147,908	$637,125
Cancellation of debt	$—	$—	$847,142
Restricted stock issued in settlement	$—	$—	$350,000
Common stock subscriptions received	$—	$—	$6,049
Reduction in equity due to spin-off	$—	$—	$(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$3,408	$28,033
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1. OVERVIEW

The accompanying unaudited interim consolidated financial statements of Ecologic Transportation, Inc. (”the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission, as the interim disclosures generally do not repeat those in the annual statements.

The Company is a development stage company as defined by ASC 915-10, “Accounting and Reporting by Development Stage Enterprises”. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenues therefrom.

The Company was incorporated in the State of Nevada on September 30, 2005, under the name Heritage Explorations Inc. On June 20, 2008, the Company merged with its wholly owned subsidiary and changed its name to USR Technology, Inc. (“USR”).  On June 26, 2008, USR, engaged primarily in the provision of international drilling services, began trading its common stock under the symbol “USRT”.

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

The Company plans to acquire existing profitable independent car rental operations on a multi-regional basis and convert their operations to an Ecologic platform. The Company has identified certain independent car rental operations that would provide a multi-regional presence, and that can be used as a platform to become the only large “green” independent car rental operation in the U.S.  The Company will incrementally replace the fleets with environmental vehicles over a 12–24 month period. The Company’s strategy is to co-brand with the acquisitions for a limited period of time, ultimately completing the rebranding transition to “green” outlets as “Ecologic Car Rentals”.

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

 On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. Although the Company and ACE have not formally extended the LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking a debt instrument to effect the ACE acquisition.  As of the date of this filing, the Company has been unable to secure a debt-only financing structure that would be acceptable for the ACE principals. The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally or contractually, to sell ACE to the Company. The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

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

In 2009, the Company launched Ecologic Shine® in collaboration with Park ‘N Fly, an airport parking chain with prominent locations in 15 airport markets, and established test market operations in Atlanta, San Diego and Los Angeles.  Management has evaluated the results of operations during the 3-year test period between 2009 and 2012, and has determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September, 2012, the testing sites in Atlanta ceased operations. The Park ‘N Fly Agreement expired on December 1, 2012, and operations ceased in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,512,500, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

The Company’s revenue stream is from Ecologic Shine®, the initial product being marketed through the Company’s subsidiary Ecologic Products, Inc.  The Company has made limited sales to certain retail automobile maintenance chains for the purpose of product testing.

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

As of March 31, 2013, the Company held 12,061,854 shares of AZFL common stock with a fair value of $12,062. Management’s intent is to hold the securities and does not intend to sell or trade them.

NOTE 4. EQUIPMENT

Equipment consists of the following:

	March 31, 2013	December 31, 2012
Office equipment	$3,025	$3,025
Accumulated deprecation	(550)	(400)
Equipment, net	$2,475	$2,625

Depreciation expense totaled $150 and $100 for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2013	December 31, 2012
Skyy Holdings, Ltd.	$100,000	$100,000
Prominence Capital LLC	25,000	25,000
Total notes and loans payable-principal	$125,000	$125,000
Accrued interest	70,581	63,923
Total notes and loans payable	195,581	188,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of March 31, 2013, the note remains outstanding and no demand has been made for repayment.  Accrued interest at March 31, 2013 and December 31, 2012 was $66.575 and $60,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of March 31, 2013, the note remains outstanding, and no demand has been made for repayment. Accrued interest at March 31, 2013 and December 31, 2012 was $4,006 and $3,512, respectively.

Accrued interest on notes and loans payable at March 31, 2013 and December 31, 2012 was $70,581 and $63,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

 On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, Ecologic Transportation’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of three years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years.  The total consulting fees owing under this agreement at March 31, 2013 and December 31, 2012, are $557,500 and $512,500, respectively.  Of the total consulting fees owing, $197,500 was converted to a loan payable.  The loan bears interest at a rate of seven percent (7%) per annum, and is due upon demand.  In addition, as of March 31, 2013 and December 31, 2012, respectively, $360,000 and $315,000 in consulting fees is recorded as accrued compensation.  Accrued interest at March 31, 2013 and December 31, 2012 was $40,788 and $31,932, respectively.

On November 1, 2011, the Company entered into an employment agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company. The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. As of March 31, 2013 and December 31, 2012, respectively, accrued compensation in the amount of $266,667 and $204,166, has been converted to a Senior Note Payable, and is included in loans to the Company.  Accrued interest at March 31, 2013 and December 31, 2012 was $7,623 and $4,849, respectively.

Related party transactions consists of the following:

	March 31, 2013	December 31, 2012
Loans to the Company	$857,759	$777,959
Accrued interest	90,014	71,775
Total related party loans	947,773	849,734
Accrued compensation	531,522	459,522
Reimbursable expenses	9,177	11,410
Total related party payable	540,699	470,932
Total related party transactions	$1,488,472	$1,320,666

As at March 31, 2013 and December 31, 2012, respectively, affiliates and related parties are due a total of $1,488,472 and $1,320,666, which is comprised of loans to the Company of $857,759 and $777,959, accrued interest of $90,014 and $71,775, accrued compensation of $531,522 and $459,522, and reimbursable expenses of $9,177 and $11,410.

The Company’s increase in loans to the Company of $79,800 is due to an increase in cash loans of $17,300, and an increase in accrued compensation converted to notes payable of $62,500.

The Company’s increase in unpaid compensation of $72,000 is due to a net increase in accrued compensation of $72,000 payable to Huntington Chase, Ltd., The Kasper Group, Ltd. and MJ Management, LLC, all related party creditors.

All outstanding related party notes bear interest at the rate of 5% and 7% per annum, and are due and payable within one (1) year of receipt of written demand by the related party creditors.

Accrued interest payable to related parties at March 31, 2013 and December 31, 2012 was $90,014 and $71,775, respectively.

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

On June 20, 2012, the Company authorized 350,000 shares of its restricted common stock to be issued to a consultant for services rendered to the Company, pursuant to the Consulting Agreement dated June 20, 2012.  The shares were valued at $112,000, which has been fully expensed in the current year.  As of March 31, 2013, 250,000 shares were issued and 100,000 shares remain to be issued.  As a result, $79,750 has been recorded as paid in capital, and $32,000 has been accrued for the 100,000 unissued shares until the shares are issued.

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

On September 5, 2012, the Company issued 750,000 shares of its restricted common stock for services rendered to the Company, pursuant to a Consulting Agreement dated September 5, 2012.  The shares were valued at $180,000, which has been recorded as deferred compensation, and will be amortized over a twelve month period. As a result, $179,250 has been recorded to additional paid in capital. As of March 31, 2013, a total of $105,000 has been expensed, and $75,000 will be expensed over the next 5 months.

On September 18, 2012, the Company issued 50,000 shares of its restricted common stock to one consultant in exchange for services rendered to the Company.  The shares were valued at $16,000, which has been expensed in the current year, and $15,950 has been recorded as additional paid in capital.

During the three months ended March 31, 2013 and the year ended March 31, 2012, respectively, a total of $45,000 and $78,750 in deferred stock compensation was expensed. Deferred stock compensation in the amount of $75,000 and $120,000 remains as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012 the Company had 26,674,740 shares of common stock issued and outstanding.

NOTE 8. WARRANTS AND OPTIONS

As of March 31, 2013, and December 31, 2012, the  the Company has no warrants and 5,997,547 options issued and outstanding.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 was expensed in the prior year, and $15,000 has been expensed during the current period.  There remains deferred stock option compensation in the amount of $105,000 as of March 31, 2013.

During the three months ended March 31, 2013 and the year ended March 31, 2012, respectively, the Company expensed a total of $15,000 and $191,250 in stock option compensation. There remained $105,000 and $120,000 in deferred stock option compensation at March 31, 2013 and December 31, 2012, respectively.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	1.50	$571,887	$0.25
$0.473	435,000	2.25	205,755	$0.37
$0.320	750,000	3.00	240,000	$0.35
$0.320	1,025,000	8.00	328,000	$0.35
$0.200	1,500,000	3.75	300,000	$0.31
	5,997,547		$1,645,642	$$0.31

Options	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2012	5,997,547	$0.31
Issued	—	—
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at March 31, 2013	5,997,547	$0.31

NOTE 9. COMMITMENTS AND CONTINGENCIES

On June 20, 2012, the Company entered into a consulting agreement with Capital Group Communications, Inc. (“CGC”), a California corporation, for certain consulting services rendered to the Company.  The CGC agreement is for a term of 12 months beginning June 20, 2012, and includes compensation for services rendered in the form of 350,000 non-refundable restricted shares of the Company’s common stock, valued at $112,000.  On December 15, 2012, 250,000 shares were issued to CGC.  As of March 31, 2013, 100,000 shares remain to be issued.

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. Although the Company and ACE have not formally extended the LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking a debt instrument to effect the ACE acquisition.  As of the date of this filing, the Company has been unable to secure a debt-only financing structure that would be acceptable for the ACE principals.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally or contractually, to sell ACE to the Company.  The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

On September 5, 2012, the Company entered into a consulting agreement with NUWA Group, LLC (“NUWA”), a California corporation, for certain consulting services to be provided to the Company.  The NUWA agreement is for a term of 12 months beginning September 5, 2012, and includes compensation for such services in the form of 750,000 shares of non-refundable restricted shares of the Company’s common stock, valued at $180,000, which were issued in full on September 11, 2012. During the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, $45,000 and $60,000 of deferred compensation was expensed.  There remains $75,000 and $120,000 in deferred compensation at March 31, 2013 and December 31, 2012, respectively.

On September 12, 2012, the Company retained the services of Wellington Shields & Co., LLC (“Wellington”) for the acquisition financing related to the purchase of ACE Rent A Car.  The proposed financing will be used primarily to complete the proposed acquisition of ACE. The Engagement Letter dated September 12, 2012, provides for an initial fee of $25,000 fee for Wellington to represent the Company to lenders to secure financing for the purchase of ACE. In addition, the Company engaged Wellington to represent the Company in a $30,000,000 equity financing, which is contingent upon the completion of the ACE acquisition.  There can be no guarantee that Wellington will be able to secure satisfactory financing for the acquisition of ACE, nor the contingent equity financing as a result thereof.

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $79,676 through March 31, 2013.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of March 31, 2013 and December 31, 2012, the Company had the following assets and liabilities relating to its discontinued operations:

	March 31, 2013	December 31, 2012
Assets
Intercompany advances	$72,192	$71,789

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$151,868	$150,476
Accumulated deficit	(79,676)	(78,687)
Total liabilities and accumulated deficit	$72,192	$71,789

The results of discontinued operations are summarized as follows:

	For the three months ended March 31, 2013	Cumulative from September 1, 2009 to March 31, 2013
Revenue	$—	$1,192,191
Cost of goods sold	—	1,168,796
Gross Profit		23,395
General and administrative expenses	—	(91,200)
Interest expense	(989)	(12,171)
Gain on sale of equipment	—	300
Net loss from discontinued operations	$(989)	$(79,676)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2013  and December 31, 2012 are presented below:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$2,803,000	$2,717,000
Less valuation allowance	(2,803,000)	(2,717,000)
Net deferred tax asset - continuing operations	$—	$—

Discontinued operations:
Net operating loss carry forwards	$24,000	$24,000
Less valuation allowance	(24,000)	(24,000)
Net deferred tax asset - discontinued operations	$—	$—

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Three months ended	Year ended
	March 31, 2013	December 31, 2012
Income (Loss) Before Taxes:
Continuing operations	$(251,447)	$(2,129,539)
Discontinued operations	(989)	(9,038)
Total Income (loss) before taxes	(252,436)	(2,138,577)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$86,000	$727,000
Non-deductible expenses	—	—
Change in valuation allowance	(86,000)	(727,000)

Reported income taxes	$—	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $86,000 for the three months ended March 31, 2013, and $727,000 for the year ended December 31, 2012.

As of March 31, 2013, the Company had cumulative net operating loss carryforwards of approximately $8,313,000, and $6,325,000 for federal and state income tax purposes, respectively, which begin to expire in the year 2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of March 31, 2013 and December 31, 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS
During the period April 1, 2013 through May 15, 2013, the Company increased its loans from related parties by $72,624, from a total of $1,488,472 at March 31, 2013 to $1,561,096 at May 15, 2013. The increase represents an increase in loans to the Company in the amount of $6,000, an increase in compensation converted to notes payable in the amount of $20,833, an increase in accrued compensation owed to related parties in the amount of $41,500, and an increase in accrued interest of $4,291.  The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or the Company’s industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares of the Company’s capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Ecologic” refer to Ecologic Transportation, Inc., and its subsidiaries, unless otherwise indicated.

Corporate History

The Company was incorporated in the State of Nevada on September 30, 2005 under the name Heritage Explorations Inc. On June 20, 2008, the Company merged with its wholly owned subsidiary and changed its name to USR Technology, Inc. (“USR”).  On June 26, 2008, USR, engaged primarily in the provision of international drilling services, began trading its common stock under the symbol “USRT”.

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

The Company will incrementally replace the fleets with environmental vehicles over a 12–24 month period. The Company’s strategy is to co-brand with the acquisitions for a limited period of time, ultimately completing the rebranding transition to “green” outlets as “Ecologic Car Rentals”.

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

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. Although the Company and ACE have not formally extended the LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking a debt instrument to effect the ACE acquisition.  As of the date of this filing, the Company has been unable to secure a debt-only financing structure that would be acceptable for the ACE principals.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally or contractually, to sell ACE to the Company.  The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

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

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following summary of the Company’s results of operations should be read in conjunction with the Company’s financial statements for the quarter ended March 31, 2013, which are included herein.

			December 16, 2008
	Three months ended		(inception ) to
	March 31, 2013	March 31, 2012	March 31, 2013
Revenue	$206	$—	$1,872
Cost of sales	170	—	1,022
Gross profit	36	—	850
General and administrative expenses	232,040	677,080	7,802,879
Operating (loss)	(232,004)	(677,080)	(7,802,029)
Interest expense	(19,451)	(30,360)	(280,647)
Interest income	8	11	203
Loss on settlement of debt	-	—	(350,000)
Loss from continuing operations	(251,447)	(707,429)	(8,432,473)
Income (loss) from discontinued operations	(989)	2,977	(79,676)
Comprehensive loss	-	—	(351)
Net loss and comprehensive loss	$(252,436)	$(704,452)	$(8,512,500)

Revenue

For the three month period ended March 31, 2013 and March 31, 2012, respectively, revenue in the amount of $206 and $0 consisted of limited sales of car washing products to third-party retailers for product testing.

As a development stage company, the Company has not yet launched its major business activity, which is an environment-friendly car rental business.

Cost of sales

For the three month period ended March 31, 2013, and 2012, respectively, cost of sales in the amount of $170 and $0 consisted of limited purchase of car washing products from wholesale manufacturer.

An increase in sales and related costs of sales resulted in an increase in gross profit for the current period of $36 compared to $0 for the same period last year.

General and Administrative Expenses

General and administrative expenses in the amount of $232,040 for the three months ended March 31, 2013, were comprised of $60,000 of amortization of stock compensation, $19,261 of legal and accounting fees, $122,500 of consulting, and $30,279 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $677,080 for the three months ended March 31, 2012, were comprised of $496,500 in amortization of stock compensation, $15,450 of legal and accounting fees, $125,000 of consulting fees, and $33,692 of office overhead and other general and administrative expenses.

General and administrative expenses for the three month period ended March 31, 2013 were $232,040 as compared to $677,080 for the three month period ended March 31, 2012 which resulted in a decrease in general and administrative expenses for the current period of $445,040.

General and administrative expenses	For the three months ended
	March 31,
	2013	2012	Variances
Amortization of stock options granted	$15,000	$198,750	$(183,750)
Amortization of deferred stock compensation	45,000	297,750	(252,740)
Legal, accounting and professional fees	19,261	15,450	3,811
Management consulting services	122,500	90,000	32,500
Other outside services	—	45,000	(45,000)
Office supplies and miscellaneous expenses	14,079	16,742	(2,663)
Rent expense	16,200	16,950	(750)

Total general and administrative expenses	$232,040	$677,080	$(445,040)

Significant changes in general and administrative expenses for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012, were attributable to the following items:

•	a decrease in amortization of stock options of $183,750, primarily due to stock options fully amortized in the prior period, resulting in a reduced expense in the current period;
•
a decrease in amortization of deferred stock compensation of $252,740, primarily due to certain deferred compensation fully expensed in the prior period, resulting in a reduced expense in the current period;

•
an increase in legal, accounting and professional fees of $3,811, primarily due to legal costs of $1,011 and audits cost of $4,750 in the current period, versus none during the same period last year; and a decrease in general accounting services of $1,950;

•	an increase in management consulting fees of $32,500, primarily due an increase in executive management fees of $32,500 pursuant to the employment agreement;
•
a decrease in other outside services of $45,000, primarily due to an expired consulting contract resulting in no expense for the current period versus $45,000 for the same period in the prior year; and

•	a decrease in other general and administrative expenses of $3,413, due to a decrease office supplies and miscellaneous expenses of $2,663 and a decrease in rent of $750.

General and administrative expenses for the three month periods ended March 31, 2013 and December 31, 2012 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working capital	At March 31,	At December 31,	Increase
	2013	2012	(decrease)
Current assets	$6,237	$23,387	$(17,150)
Current liabilities	2,476,996	2,301,910	175,086
Working capital (deficit)	$(2,470,759)	$(2,278,523)	$(192,236)

Cash Flows	For the three months ended
	March 31,
	2013	2012
Net cash (used in) operating activities	$(38,169)	$(55,666)
Net cash provided by investing activities	—	-
Net cash provided by financing activities	17,300	41,252
Net cash used in continuing operations	(20,869)	(14,414)
Net cash provided by discontinued operations	403	14,698
Net increase (decrease) in cash	$(20,466)	$284

The Company had cash in the amount of $6,237 as of March 31, 2013 as compared to $23,387 as of December 31, 2012. The Company had a working capital deficit of $2,470,759 as of March 31, 2013.

The Company has suffered recurring losses from operations resulting in an accumulated deficit of $8,512,500 since inception. The continuation of the Company is dependent upon its attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue its planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

As at March 31, 2013, affiliates and related parties are due a total of $1,488,472 which is comprised of loans to the Company of $857,759, accrued interest of $90,014, unpaid compensation of $531,522, and unpaid reimbursable expenses of $9,177.  During the three months ended March 31, 2013, loans to the Company increased by $79,900, accrued interest increased by $18,239, unpaid compensation increased by $72,000 and reimbursable expenses decreased by $2,232. The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

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

Net Income (Loss) Per Common Share

The Company’s company calculates net income (loss) per share as required by ASC 450-10, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

As of March 31, 2013, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material existing or pending legal proceedings against us, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, The Company are not required to provide the information required by this Item.

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

3.8
Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between the Company’s wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2009).

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

10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2012)

10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2012)

10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2012)

10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 1, 2013)

(16)	Auditors Letters

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

ECOLOGIC TRANSPORTATION, INC.

Dated: May 20, 2013	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 20, 2013	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)