Form 10-Q
period 2013-06-30
Ecologic Transportation, Inc.
filed 2013-08-16
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-139045

ECOLOGIC TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1327 Ocean Avenue, Suite B, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

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

26,674,740 common shares issued and outstanding as of August 10, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended June 30, 2013, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets
Cash	$301	$23,387
Total current assets	301	23,387

Stock holdings.	12,062	12,062
Property and equipment, net	2,325	2,625
Other assets	5,800	6,600

TOTAL ASSETS	$20,488	$44,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$793,492	$792,321
Notes and loans payable, including accrued interest	202,312	188,923
Related party loans, including accrued interest	1,035,333	849,734
Related party payables	624,305	470,932
Total current liabilities	2,655,442	2,301,910
Total liabilities	2,655,442	2,301,910

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value,100,000,000 shares authorized, 26,674,740 issued and outstanding as of June 30, 2013 and December 31, 2012	26,675	26,675
Additional paid in capital	6,096,153	5,976,153
Deficit accumulated during the development stage	(8,757,782)	(8,260,064)
Total stockholders' deficit	(2,634,954)	(2,257,236)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,488	$44,674

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
					Cumulative from
					December 16, 2008
	For the three months ended		For the six months ended		(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue	$––	$––	$206	$––	$1,872
Cost of sales	––	––	170	––	1,022
Gross profit	––	––	36	––	850

General and administrative expenses	223,177	488,132	455,217	1,096,211	8,026,056

Operating loss	(223,177)	(488,132)	(455,181)	(1,096,211)	(8,025,206)

Interest expense	(22,105)	(17,359)	(41,556)	(47,900)	(302,752)
Interest income	––	10	8	21	203
Loss on foreign currency exchange	––	––	––	––	(351)
Loss on EV Transportation, Inc. settlement	––	(350,000)	––	(350,000)	(350,000)
Loss from continuing operations	(245,282)	(855,481)	(496,729)	(1,494,090)	(8,678,106)

Income (loss) from discontinued operations, net of tax	––	5,543	(989)	8,520	(79,676)

Net loss	$(245,282)	$(849,938)	$(497,718)	$(1,485,570)	$(8,757,782)

Net loss per share, basic and diluted:
Continuing operations	$(0.009)	$(0.033)	$(0.019)	$(0.059)
Discontinued operations	$––	$––	$––	$––

Weighted average common shares outstanding,- basic and diluted	26,674,740	25,965,837	26,674,740	25,349,331

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
			December 16, 2008
	For the six months ended		(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flow from continuing operations:
Net loss	$(496,729)	$(1,494,090)	$(8,678,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	120,000	735,625	3,775,355
Stock issued for EV Transportation, Inc. settlement	––	350,000	350,000
Accruals converted to related party loans	125,000	60,000	1,017,667
Depreciation	300	––	700
Bad debt expense	––	350	350
Loss on foreign currency exchange	––	––	351
Changes in operating assets and liabilities:
Decrease in accounts receivable	––	2,157	15,936
(Increase) decrease in other assets	800	9,467	(4,063)
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	44,467	116,060	682,196
Increase in due to related parties	153,374	143,479	1,072,706
Net cash used in operating activities	(52,788)	(76,952)	(1,766,908)

Cash flow from investing activities:
Cash received in reverse merger	––	––	10,448
Purchase of equipment	––	(3,025)	(3,025)
Net cash provided by (used in) investing activities	––	(3,025)	7,423

Cash flow from financing activities:
Proceeds from related party loans	28,300	54,099	880,376
Proceeds from notes payable	––	––	284,500
Contributed capital	––	––	710
Issuance of capital stock for cash	––	1,327	522,885
Common stock subscriptions received	––	-	6,049
Net cash provided by financing activities	28,300	55,426	1,694,520

Net cash used in continuing operations	(24,488)	(24,551)	(64,965)

Discontinued operations:
Net cash provided by operating activities	1,402	32,813	65,866
Net cash used in investing activities	––	––	(600)

Net cash provided by discontinued operations	1,402	32,813	65,266

Net increase (decrease) in cash	(23,086)	8,262	301

Cash - beginning of period	23,387	29,550	––

Cash - end of period	$301	$37,812	$301

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$––	$––	$(31,908)
Conversion of related party payable to note payable	$125,000	$60,000	$987,667
Conversion of debt into common stock	$––	$147,908	$637,125
Cancellation of debt	$––	$––	$847,142
Restricted stock issued in settlement	$––	$––	$350,000
Common stock subscriptions received	$––	$––	$6,049
Reduction in equity due to spin-off	$––	$––	$(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$3,408	$28,033
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Prior to the Merger, the Company was focused on the drilling services sector of the oil and gas industry. As of the closing date of the Merger on July 2, 2009, the Company became a development stage company in the business of environmental transportation, and was originally structured with three operating subsidiaries under the parent company, Ecologic Transportation, Inc.:

1.	Ecologic Car Rentals, Inc., a Nevada Corporation
2.	Ecologic Products, Inc., a Nevada Corporation
3.	Ecologic Systems, Inc., a Nevada Corporation

The subsidiary companies Ecologic Products, Inc. and Ecologic Systems, Inc. were created to provide an infrastructure and support for Ecologic Car Rentals, Inc., the Company’s primary operations and distribution channels for its environmental products.

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

Prior to the Share Exchange, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange.  The terms of the convertible note allowed for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of EcoSys’ issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the shares of EcoSys owned by the Company. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the Company’s ownership of EcoSys to 3%.

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

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. A second letter of intent (the “Second LOI”) was entered into between the Company and ACE effective December 1, 2012 and expired on January 31, 2013. Although the Company and ACE have not formally extended the Second LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking primarily equity-based financial support to effect the ACE acquisition.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally nor contractually, to sell ACE to the Company. The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

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

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the selling through major consumer retail chains including, but not limited to, auto supply stores, convenience stores and gas stations, as well as all retail stores that would carry car wash products.  The Company is currently working with a car wash specialist to help develop the strategic plan for retail distribution and the economic modeling of the Ecologic Shine® retail proposition.

The Company has recently concluded a test market with the largest national automotive quick lube franchise network, for the utilization of the Ecologic Shine® family of waterless car wash products to be offered as an additional service.  Ecologic Shine® is now an approved product for this network and earned this status after completion of an evaluation of the operations of the product line and its integration into the quick lube services at three quick lube locations. The Company is developing car wash production models and timing schedules for the Ecologic Shine® system to be easily integrated into the oil change process, enabling the system to be utilized by the largest number of quick lube company franchisees.

The Company’s management has scheduled a meeting in the United Kingdom with the head of the International operating division of a Chinese industrial company, to conduct an in-person demonstration of the Ecologic Shine® product.  This meeting is a follow up to the Company’s Chairman and CEO’s meetings in Beijing and Shenzhen, China, in 2012.  The Chinese counterparts to the Company’s meetings showed great interest in the Ecologic Shine® waterless car wash product and requested additional information.  The Company followed up with two additional meetings that have led to the upcoming in-person demonstration in the United Kingdom.  The Company believes that China’s need for environmentally sustainable solutions to its business, coupled with the low cost of labor, make China a unique opportunity for Ecologic Shine®.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,757,782, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Property and Equipment: Property and equipment is carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the Company’s property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

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

As of June 30, 2013, the Company held 12,061,854 shares of AZFL common stock with a fair value of $12,062. Management’s intent is to hold the securities and does not intend to sell or trade them, but, as stated in its earlier filings, plans to distribute the AZFL shares through a dividend to the Company’s shareholders of record as of March 16, 2012, the effective date of the Merger, once the management of AZFL has filed an S1 Registration and registers the shares held by the Company.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Office equipment	$3,025	$3,025
Accumulated depreciation	(700)	(400)
Property and equipment, net	$2,325	$2,625

Depreciation expense totaled $300 and $350 for the six months ended June 30, 2013 and June 30, 2012, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2013	December 31, 2012
Skyy Holdings, Ltd.	$100,000	$100,000
Prominence Capital LLC	25,000	25,000
Total notes and loans payable-principal	125,000	125,000
Accrued interest	77,312	63,923
Total notes and loans payable	$202,312	$188,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of June 30, 2013, the note remains outstanding and no demand has been made for repayment.  Accrued interest at June 30, 2013 and December 31, 2012 was $72,808 and $60,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of June 30, 2013, the note remains outstanding, and no demand has been made for repayment. Accrued interest at June 30, 2013 and December 31, 2012 was $4,504 and $3,512, respectively.

Accrued interest on notes and loans payable at June 30, 2013 and December 31, 2012 was $77,312 and $63,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years.  The total consulting fees owing under this agreement at June 30, 2013 and December 31, 2012, are $602,500 and $512,500, respectively.  Of the total consulting fees owing, $197,500 was converted to a loan payable.  The loan bears interest at a rate of seven percent (7%) per annum, and is due upon demand.  In addition, as of June 30, 2013 and December 31, 2012, respectively, $405,000 and $315,000 in consulting fees is recorded as accrued compensation.  Accrued interest at June 30, 2013 and December 31, 2012 was $44,235 and $31,932, respectively.

On November 1, 2011, the Company entered into an employment agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company. The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first six months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. As of June 30, 2013 and December 31, 2012, respectively, accrued compensation in the amount of $329,166 and $204,166, has been converted to a Senior Note Payable, and is included in loans to the Company.  Accrued interest at June 30, 2013 and December 31, 2012 was $11,207 and $4,849, respectively.

Related party transactions consists of the following:

	June 30, 2013	December 31, 2012
Loans to the Company	$931,258	$777,959
Accrued interest	104,076	71,775
Total related party loans	1,035,334	849,734
Accrued compensation	604,822	459,522
Reimbursable expenses	19,483	11,410
Total related party payable	624,305	470,932
Total related party transactions	$1,659,639	$1,320,666

As at June 30, 2013 and December 31, 2012, respectively, affiliates and related parties are due a total of $1,659,639 and $1,320,666, which is comprised of loans to the Company of $931,258 and $777,959, accrued interest of $104,076 and $71,775, accrued compensation of $604,822 and $459,522, and reimbursable expenses of $19,483 and $11,410.

The Company’s increase in loans to the Company of $73,499 is due to an increase in cash loans of $11,000, and an increase in accrued compensation converted to notes payable of $62,499.

The Company’s increase in unpaid compensation of $73,300 is due to a net increase in accrued compensation of $73,300 payable to Huntington Chase, Ltd., The Kasper Group, Ltd. and MJ Management, LLC, all related party creditors.

All outstanding related party notes bear interest at the rate of 5% and 7% per annum, and are due and payable within one (1) year of receipt of written demand by the related party creditors.

Accrued interest payable to related parties at June 30, 2013 and December 31, 2012 was $104,076 and $71,775, respectively.

NOTE 7. COMMON SHARES

The total number of authorized shares of common stock that may be issued by the Company is 100,000,000 with a par value of $0.001 per share.

On January 30, 2012, William B. Nesbitt, the Company’s Chief Executive Officer, was granted the right to purchase 500,000 shares of common stock at par value of $0.001 for his contribution to the Company prior to executing an employment agreement with the Company.  Mr. Nesbitt elected to purchase the shares and, as a result, 500,000 restricted shares of the Company’s common stock were issued for $500 cash. The shares were valued at $75,000, which has been expensed in the current year, and $74,500 has been recorded as additional paid in capital.

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

On June 20, 2012, the Company authorized 350,000 shares of its restricted common stock to be issued to a consultant for services rendered to the Company, pursuant to the Consulting Agreement dated June 20, 2012.  The shares were valued at $112,000, which has been fully expensed in the current year.  As of June 30, 2013, 250,000 shares were issued and 100,000 shares remain to be issued.  As a result, $79,750 has been recorded as paid in capital, and $32,000 has been accrued for the 100,000 unissued shares until the shares are issued.

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

In August 2012, Mr. William Plamondon and Ms. Erin Davis returned 3,559,750 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012.  As a result, $3,560 has been recorded to additional paid in capital.

On September 5, 2012, the Company issued 750,000 shares of its restricted common stock for services rendered to the Company, pursuant to a Consulting Agreement dated September 5, 2012.  The shares were valued at $180,000, which has been recorded as deferred compensation, and will be amortized over a twelve month period. As a result, $179,250 has been recorded to additional paid in capital. As of June 30, 2013, a total of $105,000 has been expensed, and $75,000 will be expensed over the next 5 months.

On September 18, 2012, the Company issued 50,000 shares of its restricted common stock to one consultant in exchange for services rendered to the Company.  The shares were valued at $16,000, which has been expensed in the current year, and $15,950 has been recorded as additional paid in capital.

During the six months ended June 30, 2013 and June 30, 2012, respectively, a total of $90,000 and $115,625 in deferred stock compensation was expensed. Deferred stock compensation in the amount of $30,000 and $120,000 remains as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had 26,674,740 shares of common stock issued and outstanding.

NOTE 8. WARRANTS AND OPTIONS

As of June 30, 2013 and December 31, 2012, the Company has no warrants and 5,997,547 options issued and outstanding.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for 5 years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 was expensed in the prior year, and $30,000 has been expensed during the current period.  There remains deferred stock option compensation in the amount of $90,000 as of June 30, 2013.

During the six months ended June 30, 2013 and June 30, 2012, respectively, the Company expensed a total of $30,000 and $472,500 in stock option compensation. There remained $90,000 and $150,000 in deferred stock option compensation at June 30, 2013 and December 31, 2012, respectively.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	1.25	$571,887	$0.25
$0.473	435,000	2.00	205,755	$0.37
$0.320	750,000	2.75	240,000	$0.35
$0.320	1,025,000	7.75	328,000	$0.35
$0.200	1,500,000	3.50	300,000	$0.31
	5,997,547		$1,645,642	$0.31

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2012	5,997,547	$0.31
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at June 30, 2013	5,997,547	$0.31

NOTE 9. COMMITMENTS AND CONTINGENCIES

On June 20, 2012, the Company entered into a consulting agreement with Capital Group Communications, Inc. (“CGC”), a California corporation, for certain consulting services rendered to the Company.  The CGC agreement is for a term of 12 months beginning June 20, 2012, and includes compensation for services rendered in the form of 350,000 non-refundable restricted shares of the Company’s common stock, valued at $112,000.  On December 15, 2012, 250,000 shares were issued to CGC.  As of June 30, 2013, 100,000 shares remain to be issued.

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. A second letter of intent (the “Second LOI”) was entered into between the Company and ACE effective December 1, 2012 and expired on January 31, 2013. Although the Company and ACE have not formally extended the Second LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking primarily equity-based financial support to effect the ACE acquisition.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally nor contractually, to sell ACE to the Company. The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

On September 5, 2012, the Company entered into a consulting agreement with NUWA Group, LLC (“NUWA”), a California corporation, for certain consulting services to be provided to the Company.  The NUWA agreement is for a term of 12 months beginning September 5, 2012, and includes compensation for such services in the form of 750,000 shares of non-refundable restricted shares of the Company’s common stock, valued at $180,000, which were issued in full on September 11, 2012. During the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, $90,000 and $60,000 of deferred compensation was expensed.  There remains $30,000 and $120,000 in deferred compensation at June 30, 2013 and December 31, 2012, respectively.

On September 12, 2012, the Company retained the services of Wellington Shields & Co., LLC (“Wellington”) for the acquisition financing related to the purchase of ACE Rent A Car.  The proposed financing was to be used primarily to complete the proposed acquisition of ACE. The Engagement Letter dated September 12, 2012, provided for an initial fee of $25,000 fee for Wellington to represent the Company to lenders to secure financing for the purchase of ACE. In addition, the Company engaged Wellington to represent the Company in a $30,000,000 equity financing, which was contingent upon the completion of the ACE acquisition.  Wellington has been unable to secure satisfactory financing for the acquisition of ACE, and the contingent equity financing, and the Company’s agreement with Wellington has been terminated. There are no further obligations between the Company and Wellington.

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $79,676 through June 30, 2013.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of June 30, 2013 and December 31, 2012, the Company had the following assets and liabilities relating to its discontinued operations:

	June 30, 2013	December 31, 2012
Assets
Intercompany advances	$72,192	$71,789

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$151,868	$150,476
Accumulated deficit	(79,676)	(78,687)
Total liabilities and accumulated deficit	$72,192	$71,789

The results of discontinued operations are summarized as follows:

	For the six months ended June 30, 2013	Cumulative from September 1, 2009 to June 30, 2013
Revenue	$––	$1,192,191
Cost of goods sold	––	1,168,796
Gross profit		23,395
General and administrative expenses	––	(91,200)
Interest expense	(989)	(12,171)
Gain on sale of equipment	––	300
Net loss from discontinued operations	$(989)	$(79,676)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2013 and December 31, 2012 are presented below:

	June 30, 2013	December 31, 2012
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$2,890,000	$2,717,000
Less valuation allowance	(2,890,000)	(2,717,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$24,000	$24,000
Less valuation allowance	(24,000)	(24,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Six months ended	Year ended
	June 30, 2013	December 31, 2012
Income (Loss) Before Taxes:
Continuing operations	$(496,729)	$(2,129,539)
Discontinued operations	(989)	(9,038)
Total Income (loss) before taxes	(497,718)	(2,138,577)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$169,000	$727,000
Non-deductible expenses	––	––
Change in valuation allowance	(169,000)	(727,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $169,000 for the six months ended June 30, 2013, and $727,000 for the year ended December 31, 2012.

As of June 30, 2013, the Company had cumulative net operating loss carryforwards of approximately $8,498,000, and $6,509,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of June 30, 2013 and December 31, 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period July 1, 2013 through August 14, 2013, the Company increased its loans from related parties by $70,547, from a total of $1,659,639 at June 30, 2013 to $1,730,186 at August 14, 2013. The increase represents an increase in loans to the Company in the amount of $11,350, an increase in compensation converted to notes payable in the amount of $20,833, an increase in accrued compensation owed to related parties in the amount of $34,000, an increase in reimbursable expenses of $134, and an increase in accrued interest of $4,230.  The loans bear interest at the rates of 5% and 7% per annum, are unsecured and are payable within one year upon demand.

*       *       *       *       *

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

Prior to the Merger, the Company was focused on the drilling services sector of the oil and gas industry. As of the closing date of the Merger on July 2, 2009, the Company became a development stage company in the business of environmental transportation, and was originally structured with three operating subsidiaries under the parent company, Ecologic Transportation, Inc.:

1.	Ecologic Car Rentals, Inc., a Nevada Corporation
2.	Ecologic Products, Inc., a Nevada Corporation
3.	Ecologic Systems, Inc., a Nevada Corporation

The subsidiary companies Ecologic Products, Inc. and Ecologic Systems, Inc. were created to provide an infrastructure and support for Ecologic Car Rentals, Inc., the Company’s primary operations and distribution channels for its environmental products.

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

Prior to the Share Exchange, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange.  The terms of the convertible note allowed for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of EcoSys’ issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the  shares of EcoSys owned by the Company. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the Company’s ownership of EcoSys to 3%.

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

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. A second letter of intent (the “Second LOI”) was entered into between the Company and ACE effective December 1, 2012 and expired on January 31, 2013. Although the Company and ACE have not formally extended the Second LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking primarily equity-based financial support to effect the ACE acquisition.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally nor contractually, to sell ACE to the Company. The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

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

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the selling through major consumer retail chains including, but not limited to, Auto Supply stores, convenience stores and gas stations, as well as all retail stores that would carry car wash products.  The Company is currently working with a car wash specialist to help develop the strategic plan for retail distribution and the economic modeling of the Ecologic Shine® retail proposition.

The Company has recently concluded a test market with the largest national automotive quick lube franchise network, for the utilization of the Ecologic Shine® family of waterless car wash products to be offered as an additional service.

Ecologic Shine® is now an approved product for this network and earned this status after completion of an evaluation of the operations of the product line and its integration into the quick lube services at three quick lube locations. The Company is developing car wash production models and timing schedules for the Ecologic Shine® system to be easily integrated into the oil change process, enabling the system to be utilized by the largest number of quick lube company franchisees.

The Company’s management has scheduled a meeting in the United Kingdom with the head of the International operating division of a Chinese industrial company, to conduct an in-person demonstration of the Ecologic Shine® product.  This meeting is a follow up to the Company’s Chairman and CEO’s meetings in Beijing and Shenzhen, China, in 2012.  The Chinese counterparts to the Company’s meetings showed great interest in the Ecologic Shine® waterless car wash product and requested additional information.  The Company followed up with two additional meetings that have led to the upcoming in-person demonstration in the United Kingdom.  The Company believes that China’s need for environmentally sustainable solutions to its business, coupled with the low cost of labor, make China a unique opportunity for Ecologic Shine®.

Results of Operations

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

The following summary of the Company’s results of operations should be read in conjunction with the Company’s financial statements for the quarter ended June 30, 2013, which are included herein.

					December 16, 2008
	Three months ended		Six months ended		(inception ) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue	$––	$––	$206	$––	$1,872

Cost of sales	$––	$––	$170	$––	$1,022

Gross profit	$––	$––	$36	$––	$850

General and administrative expenses	$223,177	$488,132	$455,217	$1,096,211	$8,026,056

Interest expense	$(22,105)	$(17,359)	$(41,556)	$(47,900)	$(302,752)

Interest income	$––	$10	$8	$21	$203

Loss on foreign currency exchange	$––	$––	$––	$––	$(351)

Loss on settlement of debt	$––	$(350,000)	$––	$(350,000)	$(350,000)

Loss from continuing operations	$(245,282)	$(855,481)	$(496,729)	$(1,494,090)	$(8,678,106)

Income (loss) from discontinued operations	$––	$5,543	$(989)	$8,520	$(79,676)

Net loss	$(245,282)	$(849,938)	$(497,718)	$(1,485,570)	$(8,757,782)

Revenue

For the three month period ended June 30, 2013 and 2012, respectively, no revenue was generated.

For the six month period ended June 30, 2013 and 2012, respectively, revenue in the amount of $206 and $0 consisted of limited sales of car washing products to third-party retailers for product testing.

As a development stage company, the Company has not yet launched its major business activity, which is an environment-friendly car rental business.

Cost of sales

For the three month period ended June 30, 2013, and 2012, respectively, no costs of sales were incurred.

For the six month period ended June 30, 2013, and 2012, respectively, costs of sales in the amount of $170 and $0 consisted of limited purchase of car washing products from wholesale manufacturer.

An increase in sales and related costs of sales resulted in an increase in gross profit for the current period of $36 compared to $0 for the same period last year.

General and Administrative Expenses

	Three months ended		Six months ended
	June 30,		June 30,		Variances
	2013	2012	2013	2012	3-month	6-month
Amortization of stock options granted	$15,000	$191,250	$30,000	$390,000	$(176,250)	$(360,000)
Amortization of deferred stock compensation	45,000	148,875	90,000	377,625	(103,875)	(287,625)
Legal, accounting and professional fees	14,674	30,485	33,935	45,935	(15,811)	(12,000)
Management consulting services	125,000	92,500	247,500	182,500	32,500	65,000
Other outside services	––	(15,000)	––	30,000	15,000	(30,000)
Office supplies and miscellaneous expenses	7,303	27,134	21,382	43,875	(19,831)	(22,493)
Rent expense	16,200	16,800	32,400	33,750	(600)	(1,350)
Total general and administrative expenses	$223,177	$492,044	$455,217	$1,103,685	$(268,867)	$(648,468)

General and administrative expenses in the amount of $223,177 for the three months ended June 30, 2013, were comprised of $60,000 of amortization of stock compensation, $14,671 of legal and accounting fees, $125,000 of consulting, and $23,503 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $492,044 for the three months ended June 30, 2012, were comprised of $340,125 in amortization of stock compensation, $30,485 of legal and accounting fees, $77,500 of consulting fees, and $43,934 of office overhead and other general and administrative expenses.

General and administrative expenses for the three month period ended June 30, 2013 were $223,177 as compared to $492,044 for the three month period ended June 30, 2012 which resulted in a decrease in general and administrative expenses for the current period of $268,867.

General and administrative expenses in the amount of $455,217 for the six months ended June 30, 2013, were comprised of $120,000 of amortization of stock compensation, $33,935 of legal and accounting fees, $247,500 of consulting, and $53,782 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,103,685 for the six months ended June 30, 2012, were comprised of $767,625 in amortization of stock compensation, $45,935 of legal and accounting fees, $212,500 of consulting fees, and $77,625 of office overhead and other general and administrative expenses.

General and administrative expenses for the six month period ended June 30, 2013 were $455,217 as compared to $1,103,685 for the six month period ended June 30, 2012 which resulted in a decrease in general and administrative expenses for the current period of $648,468.

Significant changes in general and administrative expenses for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012, were attributable to the following items:

•

a decrease in amortization of stock options of $176,250, primarily due to stock options fully amortized in the prior period, resulting in a reduced expense in the current period;

•

a decrease in amortization of deferred stock compensation of $103,875, primarily due to certain deferred compensation fully expensed in the prior period, resulting in a reduced expense in the current period;

•

a decrease in legal, accounting and professional fees of $15,811, primarily due to a decrease in audit costs of $12,560 resulting from a change in audit firms;; and a decrease in general accounting services of $3,251;

•

an increase in management consulting fees of $32,500, primarily due an increase in executive management fees of $32,500 pursuant to the employment agreement;

•

an increase in other outside services of $15,000, primarily due to a reduction of $30,000 resulting from an expired consulting contract; and an increase of $45,000 resulting from the reversal of consulting fees in the prior year of $45,000 due to an expired contract; and

•

a decrease in other general and administrative expenses of $20,430, due to a decrease in travel expenses o $3,302; a reduction in filing fees of $6,395; a reduction in office supplies and miscellaneous expenses of $10,133; and a decrease in rent of $600.

Significant changes in general and administrative expenses for the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012, were attributable to the following items:

•

a decrease in amortization of stock options of $360,000, primarily due to stock options fully amortized in the prior period, resulting in a reduced expense in the current period;

•

a decrease in amortization of deferred stock compensation of $287,625, primarily due to certain deferred compensation fully expensed in the prior period, resulting in a reduced expense in the current period;

•

a decrease in legal, accounting and professional fees of $12,000, primarily due to a decrease in audit costs of $7,810 resulting from a change in audit firms;; and a decrease in general legal and accounting services of $4,190;

•

an increase in management consulting fees of $65,000, primarily due an increase in executive management fees of $65,000 pursuant to the employment agreement;

•

a decrease in other outside services of $30,000, primarily due to a reduction of $60,000 resulting from an expired consulting contract; and an increase of $30,000 resulting from the reversal of consulting fees in the prior year of $30,000 due to an expired contract; and

•

a decrease in other general and administrative expenses of $23,843, due to a decrease in travel expenses o $2,673; a reduction in filing fees of $5,800; a reduction in office supplies and miscellaneous expenses of $14,020; and a decrease in rent of $1,350.

General and administrative expenses for the three and six month periods ended June 30, 2013 and were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working capital
	June 30, 2013	December 31, 2012	Increase (decrease)
Current assets	$301	$23,387	$(23,086)
Current liabilities	2,655,442	2,301,910	352,532
Working capital (deficit)	$(2,655,141)	$(2,278,523)	$(376,618)

Cash Flows	For the six months ended
	June 30, 2013	June 30, 2012
Net cash (used in) operating activities	$(52,788)	$(76,952)
Net cash provided by investing activities	––	(3,025)
Net cash provided by financing activities	28,300	55,426
Net cash used in continuing operations	(24,488)	(24,551)
Net cash provided by discontinued operations	1,402	32,813
Net increase (decrease) in cash	$(23,086)	$8,262

The Company had cash in the amount of $301 as of June 30, 2013 as compared to $23,387 as of December 31, 2012. The Company had a working capital deficit of $2,655,141 as of June 30, 2013. The Company has suffered recurring losses from operations resulting in an accumulated deficit of $8,757,782 since inception. The continuation of the Company is dependent upon its attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue its planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

As at June 30, 2013, affiliates and related parties are due a total of $1,659,639, which is comprised of loans to the Company of $931,258, accrued interest of $104,076, unpaid compensation of $604,822, and unpaid reimbursable expenses of $19,483.  During the three months ended June 30, 2013, loans to the Company increased by $73,499, accrued interest increased by $14,062, unpaid compensation increased by $73,300 and reimbursable expenses increased by $10,306. The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,757,782, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2013, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ECOLOGIC TRANSPORTATION, INC.

Dated: August 16, 2013	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 16, 2013	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)