Form 10-Q
period 2013-09-30
Ecologic Transportation, Inc.
filed 2013-11-14
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

26,674,740 common shares issued and outstanding as of November 10, 2013

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended September 30, 2013, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2012, on Form 10-K, as filed with the Securities and Exchange Commission.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets
Cash	$35	$23,387
Total current assets	35	23,387

Stock holdings.	12,062	12,062
Property and equipment, net	2,175	2,625
Other assets	5,800	6,600

TOTAL ASSETS	$20,072	$44,674

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$790,429	$792,321
Notes and loans payable, including accrued interest	209,118	188,923
Related party loans, including accrued interest	1,125,232	849,734
Related party payables	692,604	470,932
Total current liabilities	2,817,383	2,301,910
Total liabilities	2,817,383	2,301,910

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,674,740 issued and outstanding as of September 30, 2013 and December 31, 2012	26,675	26,675
Additional paid in capital	6,141,153	5,976,153
Deficit accumulated during the development stage	(8,965,139)	(8,260,064)
Total stockholders' deficit	(2,797,311)	(2,257,236)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,072	$44,674

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
					Cumulative from
					December 16, 2008
	For the three months ended		For the nine months ended		(inception) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue	$––	$––	$206	$––	$1,872
Cost of sales	––	––	170	––	1,022
Gross profit	––	––	36	––	850

General and administrative expenses	184,319	277,685	639,537	1,382,517	8,210,376

Operating loss	(184,319)	(277,685)	(639,501)	(1,382,517)	(8,209,526)

Interest expense	(22,026)	(18,486)	(62,583)	(66,384)	(323,779)
Interest income	––	12	8	34	203
Loss on foreign currency exchange	––	––	––	––	(351)
Loss on EV Transportation, Inc. settlement	––	––	––	(350,000)	(350,000)
Loss from continuing operations	(206,345)	(296,159)	(702,076)	(1,798,867)	(8,883,453)

Income (loss) from discontinued operations, net of tax	(1,011)	5,998	(2,999)	14,636	(81,686)

Net loss	$(207,356)	$(290,161)	$(705,075)	$(1,784,231)	$(8,965,139)

Net loss per share, basic and diluted:
Continuing operations	$(0.008)	$(0.011)	$(0.026)	$(0.070)
Discontinued operations	$––	$––	$––	$0.001

Weighted average common shares outstanding,- basic and diluted	26,674,740	25,993,248	26,674,740	25,565,537

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
			December 16, 2008
	For the nine months ended		(inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flow from continuing operations:
Net loss	$(702,076)	$(1,798,867)	$(8,883,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	165,000	799,625	3,820,355
Stock issued for EV Transportation, Inc. settlement	––	350,000	350,000
Accruals converted to related party loans	187,500	111,667	1,080,167
Depreciation	450	500	850
Bad debt expense	––	––	350
Loss on foreign currency exchange	––	––	351
Changes in operating assets and liabilities:
Decrease in accounts receivable	––	––	15,936
(Increase) decrease in other assets	800	11,002	(4,063)
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	62,420	164,318	700,149
Increase in due to related parties	221,672	215,685	1,141,004
Net cash used in operating activities	(64,234)	(146,070)	(1,778,354)

Cash flow from investing activities:
Cash received in reverse merger	––	––	10,448
Purchase of equipment	––	(3,025)	(3,025)
Net cash provided by (used in) investing activities	––	(3,025)	7,423

Cash flow from financing activities:
Proceeds from related party loans	40,479	106,549	892,555
Proceeds from notes payable	––	––	284,500
Contributed capital	––	––	710
Issuance of capital stock for cash	––	75	522,885
Common stock subscriptions received	––	-	6,049
Net cash provided by financing activities	40,479	106,624	1,706,699

Net cash used in continuing operations	(23,755)	(42,471)	(64,232)

Discontinued operations:
Net cash provided by operating activities	403	34,071	64,867
Net cash used in investing activities	––	––	(600)

Net cash provided by discontinued operations	403	34,071	64,267

Net increase (decrease) in cash	(23,352)	(8,400)	35

Cash - beginning of period	23,387	29,550	––

Cash - end of period	$35	$21,150	$35

NONCASH ACTIVITIES
Recapitalization for reverse acquisition	$––	$––	$(31,908)
Conversion of related party payable to note payable	$187,500	$111,667	$1,050,167
Conversion of debt into common stock	$––	$637,125	$637,125
Cancellation of debt	$––	$847,142	$847,142
Restricted stock issued in settlement	$––	$350,000	$350,000
Common stock subscriptions received	$––	$––	$6,049
Reduction in equity due to spin-off	$––	$––	$(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$28,033	$28,033
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Prior to the Share Exchange, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange.  The terms of the convertible note allowed for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of EcoSys’ issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the shares of EcoSys owned by the Company. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the Company’s ownership of EcoSys shares to 3%.

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

The Company’s management has scheduled a meeting in the United Kingdom with the head of the International operating division of a Chinese industrial company, to conduct an in-person demonstration of the Ecologic Shine® product.  This meeting is a follow up to the Company’s Chairman and CEO’s meetings in Beijing and Shenzhen, China, in 2012.  The Chinese counterparts to the Company’s management showed great interest in the Ecologic Shine® waterless car wash product and requested additional information.  The Company followed up with two additional meetings that have led to the upcoming in-person demonstration in the United Kingdom.  The Company believes that China’s need for environmentally sustainable solutions to its business, coupled with the low cost of labor, make China a unique opportunity for Ecologic Shine®.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,965,139, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company is evaluating the effect, if any, adoption of ASU No. 2013-07 will have on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company is evaluating the effect, if any, adoption of ASU No. 2013-11 will have on its consolidated financial statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

As of September 30, 2013, the Company held 12,061,854 shares of AZFL common stock with a fair value of $12,062. Management’s intent is to hold the securities and does not intend to sell or trade them,, but, as stated in its earlier filings, plans to distribute the AZFL shares through a dividend to the Company’s shareholders of record as of March 16, 2012, the effective date of the Merger, once the management of AZFL has filed an S1 Registration and registers the shares held by the Company.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Office equipment	$3,025	$3,025
Accumulated depreciation	(850)	(400)
Property and equipment, net	$2,175	$2,625

Depreciation expense totaled $450 and $500 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2013	December 31, 2012
Skyy Holdings, Ltd.	$100,000	$100,000
Prominence Capital LLC	25,000	25,000
Total notes and loans payable-principal	125,000	125,000
Accrued interest	84,118	63,923
Total notes and loans payable	$209,118	$188,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of September 30, 2013, the note remains outstanding and no demand has been made for repayment.  Accrued interest at September 30, 2013 and December 31, 2012 was $79,110 and $60,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of September 30, 2013, the note remains outstanding, and no demand has been made for repayment. Accrued interest at September 30, 2013 and December 31, 2012 was $5,008 and $3,512, respectively.

Accrued interest on notes and loans payable at September 30, 2013 and December 31, 2012 was $84,118 and $63,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years.  The total consulting fees owing under this agreement at September 30, 2013 and December 31, 2012, are $647,500 and $512,500, respectively.  Of the total consulting fees owing, $197,500 was converted to a loan payable.  The loan bears interest at a rate of seven percent (7%) per annum, and is due upon demand.  In addition, as of September 30, 2013 and December 31, 2012, respectively, $450,000 and $315,000 in consulting fees is recorded as accrued compensation.  Accrued interest at September 30, 2013 and December 31, 2012 was $47,719 and $31,932, respectively.

On November 1, 2011, the Company entered into an employment agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company. The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first nine months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum. As of September 30, 2013 and December 31, 2012, respectively, accrued compensation in the amount of $391,665 and $204,166, has been converted to a Senior Note Payable, and is included in loans to the Company.  Accrued interest at September 30, 2013 and December 31, 2012 was $15,615 and $4,849, respectively.

Related party transactions consists of the following:

	September 30, 2013	December 31, 2012
Loans to the Company	$1,005,107	$777,959
Accrued interest	119,286	71,775
Total related party loans	1,124,393	849,734
Accrued compensation	661,882	459,522
Reimbursable expenses	30,781	11,410
Total related party payable	682,603	470,932
Total related party transactions	$1,816,996	$1,320,666

As at September 30, 2013 and December 31, 2012, respectively, affiliates and related parties are due a total of $1,816,996 and $1,320,666, is comprised of loans to the Company of $1,005,107 and $777,959, accrued interest of $119,286 and $71,775, accrued compensation of $661,882 and $459,522, and reimbursable expenses of $30,781 and $11,410, for a total increase of $496,331.

The Company’s increase in loans to the Company of $227,148 is due to an increase in cash loans of $39,650, and an increase in accrued compensation converted to notes payable of $187,498.

The Company’s increase in unpaid compensation of $202,300 is due to a net increase in accrued compensation of $202,300 payable to Huntington Chase, Ltd., The Kasper Group, Ltd. and MJ Management, LLC, related party creditors.

The Company’s reimbursable expenses increased by $19,371 and $6,832 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

All outstanding related party notes bear interest at the rate of 5% and 7% per annum, and are due and payable within one (1) year of receipt of written demand by the related party creditors.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, $47,511 and $58,878 of interest was accrued. As of September 30, 2013 and December 31, 2012, accrued interest payable to related parties was $119,286 and $71,775, respectively.

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

On June 20, 2012, the Company authorized 350,000 shares of its restricted common stock to be issued to a consultant for services rendered to the Company, pursuant to the Consulting Agreement dated June 20, 2012.  The shares were valued at $112,000, which has been fully expensed in the current year.  As of September 30, 2013, 250,000 shares were issued and 100,000 shares remain to be issued.  As a result, $79,750 has been recorded as paid in capital, and $32,000 has been accrued for the 100,000 unissued shares until the shares are issued.

On June 27, 2012, The Kasper Group converted its debt in the amount of $424,624 into 1,326,952 shares of the Company’s common stock at $0.32 per share. As a result, $423,297 has been recorded as additional paid in capital.

On July 5, 2012, the Company issued 150,000 shares of its restricted common stock to two consultants in exchange for services rendered to the Company.  The shares were valued at $33,000, which has been expensed in the current year, and $32,925 has been recorded as paid in capital.  In addition, one shareholder paid $75. 00 to purchase his shares at a par value of $0.001, pursuant to his Consulting Agreement.

In August 2012, Mr. William Plamondon and Ms. Erin Davis returned 3,559,750 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012.  As a result, $3,560 has been recorded to additional paid in capital.

On September 5, 2012, the Company issued 750,000 shares of its restricted common stock for services rendered to the Company, pursuant to a Consulting Agreement dated September 5, 2012.  The shares were valued at $180,000, which has been recorded as deferred compensation, and will be amortized over a twelve month period. As a result, $179,250 has been recorded to additional paid in capital. As of September 30, 2013, a total of $105,000 has been expensed, and $75,000 will be expensed over the next 5 months.

On September 18, 2012, the Company issued 50,000 shares of its restricted common stock to one consultant in exchange for services rendered to the Company.  The shares were valued at $16,000, which has been expensed in the current year, and $15,950 has been recorded as additional paid in capital.

As of September 30, 2013 and December 31, 2012 the Company had 26,674,740 shares of common stock issued and outstanding.

During the nine months ended September 30, 2013 and September 30, 2012, respectively, a total of $120,000 and $115,625 in deferred stock compensation was expensed. Deferred stock compensation in the amount of $0 and $120,000 remains as of September 30, 2013 and December 31, 2012, respectively.

NOTE 8. WARRANTS AND OPTIONS

As of September 30, 2013 and December 31, 2012, the Company has no warrants and 5,997,547 options issued and outstanding.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for 5 years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 was expensed in the prior year, and $45,000 has been expensed during the current period.  There remains deferred stock option compensation in the amount of $75,000 as of September 30, 2013.

During the nine months ended September 30, 2013 and September 30, 2012, respectively, the Company expensed a total of $45,000 and $487,500 in stock option compensation. There remained $75,000 and $120,000 in deferred stock option compensation at September 30, 2013 and December 31, 2012, respectively.

Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.250	2,287,547	1.00	$571,887	$0.25
$0.473	435,000	1.75	205,755	$0.37
$0.320	750,000	2.50	240,000	$0.35
$0.320	1,025,000	7.50	328,000	$0.35
$0.200	1,500,000	3.25	300,000	$0.31
	5,997,547		$1,645,642	$0.31

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2012	5,997,547	$0.31
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at September 30, 2013	5,997,547	$0.31

NOTE 9. COMMITMENTS AND CONTINGENCIES

On June 20, 2012, the Company entered into a consulting agreement with Capital Group Communications, Inc. (“CGC”), a California corporation, for certain consulting services rendered to the Company.  The CGC agreement is for a term of 12 months beginning June 20, 2012, and includes compensation for services rendered in the form of 350,000 non-refundable restricted shares of the Company’s common stock, valued at $112,000.  On December 15, 2012, 250,000 shares were issued to CGC.  As of September 30, 2013, 100,000 shares remain to be issued.

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. A second letter of intent (the “Second LOI” was entered into between the Company and ACE effective December 1, 2012 and expired on January 31, 2013. Although the Company and ACE have not formally extended the Second LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking primarily equity-based financial support to effect the ACE acquisition.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally nor contractually, to sell ACE to the Company. The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

On September 5, 2012, the Company entered into a consulting agreement with NUWA Group, LLC (“NUWA”), a California corporation, for certain consulting services to be provided to the Company.  The NUWA agreement is for a term of 12 months beginning September 5, 2012, and includes compensation for such services in the form of 750,000 shares of non-refundable restricted shares of the Company’s common stock, valued at $180,000, which were issued in full on September 11, 2012. During the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, $90,000 and $60,000 of deferred compensation was expensed.  There remains $30,000 and $120,000 in deferred compensation at September 30, 2013 and December 31, 2012, respectively.

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

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $81,686 through September 30, 2013.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of September 30, 2013 and December 31, 2012, the Company had the following assets and liabilities relating to its discontinued operations:

	September 30, 2013	December 31, 2012
Assets
Intercompany advances	$72,192	$71,789

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$153,878	$150,476
Accumulated deficit	(81,686)	(78,687)
Total liabilities and accumulated deficit	$72,192	$71,789

The results of discontinued operations are summarized as follows:

	Nine months ended September 30, 2013	Cumulative from September 1, 2009 to September 30, 2013
Revenue	$––	$1,192,191
Cost of goods sold	––	1,168,796
Gross profit		23,395
General and administrative expenses	––	(91,200)
Interest expense	(2,999)	(14,181)
Gain on sale of equipment	––	300
Net loss from discontinued operations	$(2,999)	$(81,686)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2013 and December 31, 2012 are presented below:

	September 30, 2013	December 31, 2012
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$2,960,000	$2,717,000
Less valuation allowance	(2,960,000)	(2,717,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$24,000	$24,000
Less valuation allowance	(24,000)	(24,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Nine months ended	Year ended
	September 30, 2013	December 31, 2012
Income (Loss) Before Taxes:
Continuing operations	$(702,076)	$(2,129,539)
Discontinued operations	(2,999)	(9,038)
Total Income (loss) before taxes	(705,075)	(2,138,577)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$243,000	$727,000
Non-deductible expenses	––	––
Change in valuation allowance	(243,000)	(727,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $243,000 for the nine months ended September 30, 2013, and $727,000 for the year ended December 31, 2012.

As of September 30, 2013, the Company had cumulative net operating loss carryforwards of approximately $8,705,000, and $6,703,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of September 30, 2013 and December 31, 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period October 1, 2013 through November 10, 2013, the Company increased its loans from related parties by $115,018, from a total of $1,816,996 at September 30, 2013 to $1,932,014 at November 10, 2013. The increase represents an increase in compensation converted to notes payable in the amount of $62,499, an increase in accrued compensation owed to related parties in the amount of $38,000, an increase in reimbursable expenses of $9,200, and an increase in accrued interest of $5,319.  The loans bear interest at the rates of 5 to 7 percent per annum, are unsecured and are payable within one year upon demand.

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

Results of Operations

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

The following summary of the Company’s results of operations should be read in conjunction with the Company’s financial statements for the quarter ended September 30, 2013, which are included herein.

					December 16, 2008
	Three months ended		Nine months ended		(inception ) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue	$––	$––	$206	$––	$1,872

Cost of sales	$––	$––	$170	$––	$1,022

Gross profit	$––	$––	$36	$––	$850

General and administrative expenses	$184,319	$277,685	$639,537	$1,382,517	$8,210,376

Interest expense	$(22,026)	$(18,486)	$(62,583)	$(66,384)	$(323,779)

Interest income	$––	$12	$8	$34	$203

Loss on foreign currency exchange	$––	$––	$––	$––	$(351)

Loss on settlement of debt	$––	$––	$––	$(350,000)	$(350,000)

Loss from continuing operations	$(206,345)	$(296,159)	$(702,076)	$(1,798,867)	$(8,883,453)

Income (loss) from discontinued operations	$(1,011)	$5,998	$(2,999)	$14,636	$(81,686)

Net loss	$(207,356)	$(290,161)	$(705,075)	$(1,784,231)	$(8,965,139)

Revenue

For the three month period ended September 30, 2013 and 2012, respectively, no revenue was generated.

For the nine month period ended September 30, 2013 and 2012, respectively, revenue in the amount of $206 and $0 consisted of limited sales of car washing products to third-party retailers for product testing.

As a development stage company, the Company has not yet launched its major business activity, which is an environment-friendly car rental business.

Cost of sales

For the three month period ended September 30, 2013, and 2012, respectively, no costs of sales were incurred.

For the nine month period ended September 30, 2013, and 2012, respectively, costs of sales in the amount of $170 and $0 consisted of limited purchase of car washing products from wholesale manufacturer.

An increase in sales and related costs of sales resulted in an increase in gross profit for the current period of $36 compared to $0 for the same period last year.

General and Administrative Expenses

	Three months ended		Nine months ended
	September 30,		September 30,		Variances
	2013	2012	2013	2012	3-month	9-month
Amortization of stock options granted	$15,000	$22,500	$45,000	$405,000	$(7,500)	$(360,000)
Amortization of deferred stock compensation	30,000	33,000	120,000	426,625	(3,000)	(306,625)
Legal, accounting and professional fees	13,750	20,557	47,685	64,817	(6,807)	(17,132)
Management consulting services	107,500	111,667	355,000	294,167	(4,167)	60,833
Other outside services	––	55,000	––	85,000	(55,000)	(85,000)
Office supplies and miscellaneous expenses	4,269	20,261	25,652	62,658	(15,992)	(37,006)
Rent expense	13,800	14,700	46,200	44,250	(900)	1,950)
Total general and administrative expenses	$184,319	$277,685	$639,537	$1,382,517	$(93,366)	$(742,980)

General and administrative expenses in the amount of $184,319 for the three months ended September 30, 2013, were comprised of $45,000 of amortization of stock compensation, $13,750 of legal and accounting fees, $107,500 of consulting, and $18,069 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $277,685 for the three months ended September 30, 2012, were comprised of $55,500 in amortization of stock compensation, $20,557 of legal and accounting fees, $166,667 of consulting fees, and $34,961 of office overhead and other general and administrative expenses.

General and administrative expenses for the three month period ended September 30, 2013 were $184,319 as compared to $277,685 for the three month period ended September 30, 2012 which resulted in a decrease in general and administrative expenses for the current period of $93,366.

General and administrative expenses in the amount of $639,537 for the nine months ended September 30, 2013, were comprised of $165,000 of amortization of stock compensation, $47,685 of legal and accounting fees, $355,000 of consulting, and $71,852 of office, overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,382,517 for the nine months ended September 30, 2012, were comprised of $831,625 in amortization of stock compensation, $64,817 of legal and accounting fees, $379,167 of consulting fees, and $106,908 of office overhead and other general and administrative expenses.

General and administrative expenses for the nine month period ended September 30, 2013 were $639,537 as compared to $1,382,517 for the nine month period ended September 30, 2012 which resulted in a decrease in general and administrative expenses for the current period of $742,980.

Significant changes in general and administrative expenses for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012, were attributable to the following items:

•

a decrease in amortization of stock options of $7,500, primarily due to stock options fully amortized in the prior period, resulting in a reduced expense in the current period;

•

a decrease in amortization of deferred stock compensation of $3,000, primarily due to certain deferred compensation fully expensed in the prior period, resulting in a reduced expense in the current period;

•

a decrease in legal, accounting and professional fees of $6,807, primarily due to a decrease in audit costs of $3,557 resulting from a change in audit firms; and a decrease in general accounting services of $3,250;

•

a decrease in management consulting fees of $4,167, primarily due an increase in executive management fees of $15,000 pursuant to the employment agreement; and a reduction in management fees of $15,000 due to a change in management;

•

a decrease in other outside services of $55,000, primarily due to a reduction of $30,000 resulting from an expired consulting contract; and a decrease of $25,000 resulting in a one-time fee paid in the prior period not incurred in the current period; and

•

a decrease in other general and administrative expenses of $16,892, due to a decrease in publicity and promotion of $3,880; a decrease in filing fees of $4,702; a decrease in office supplies and miscellaneous expenses of $7,409; and a decrease in rent of $900.

Significant changes in general and administrative expenses for the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012, were attributable to the following items:

•

a decrease in amortization of stock options of $360,000, primarily due to stock options fully amortized in the prior period, resulting in a reduced expense in the current period;

•

a decrease in amortization of deferred stock compensation of $306,625, primarily due to certain deferred compensation fully expensed in the prior period, resulting in a reduced expense in the current period;

•

a decrease in legal, accounting and professional fees of $17,132, primarily due to a decrease in audit costs of $12,180 resulting from a change in audit firms; and a decrease in general legal and accounting services of $4,952;

•

an increase in management consulting fees of $60,833, primarily due an increase in executive management fees of $75,833 pursuant to the employment agreement; and a reduction in management fees of $15,000 due to a change in management;

•

a decrease in other outside services of $85,000, primarily due to a reduction of $90,000 resulting from an expired consulting contract; and an increase of $30,000 resulting from the reversal of consulting fees in the prior year of $30,000 due to an expired contract; and a decrease of $25,000 resulting in a one-time fee paid in the prior period not incurred in the current period; and

•

a decrease in other general and administrative expenses of $35,056, due to a decrease in travel expenses of $4,168; a decrease in filing fees of $10,502; a decrease in office supplies and miscellaneous expenses of $18,436; and a decrease in rent of $1,950.

General and administrative expenses for the three and nine month periods ended September 30, 2013 and were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

Working capital
	September 30, 2013	December 31, 2012	Increase (decrease)
Current assets	$35	$23,387	$(23,352)
Current liabilities	2,817,383	2,301,910	515,473
Working capital (deficit)	$(2,817,348)	$(2,278,523)	$(538,825)

Cash Flows	For the nine months ended
	September 30, 2013	September 30, 2012
Net cash (used in) operating activities	$(64,234)	$(146,070)
Net cash provided by investing activities	––	(3,025)
Net cash provided by financing activities	40,479	106,624
Net cash used in continuing operations	(23,755)	(42,471)
Net cash provided by discontinued operations	403	34,071
Net increase (decrease) in cash	$(23,387)	$(8,400)

The Company had cash in the amount of $35 as of September 30, 2013 as compared to $21,150 as of December 31, 2012. The Company had a working capital deficit of $2,817,348 as of September 30, 2013. The Company has suffered recurring losses from operations resulting in an accumulated deficit of $8,965,139 since inception. The continuation of the Company is dependent upon its attaining and maintaining profitable operations and raising additional capital as needed. The Company anticipates that it will have to raise additional funds through private placements of the Company’s equity securities and/or debt financing to complete the Company’s business plan. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue its planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

As at September 30, 2013, affiliates and related parties are due a total of $1,816,996, which is comprised of loans to the Company of $1,005,107, accrued interest of $119,286, unpaid compensation of $661,822, and unpaid reimbursable expenses of $30,781.  During the three months ended September 30, 2013, loans to the Company increased by $73,849, accrued interest increased by $15,210, unpaid compensation increased by $57,000 and reimbursable expenses increased by $11,298. The loans bear interest at the rate of 5% and 7% per annum, are unsecured and are payable one year from demand.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $8,965,139, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2013, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ECOLOGIC TRANSPORTATION, INC.

Dated: November 14, 2013	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2013	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)