Form 10-K
period 2013-12-31
Ecologic Transportation, Inc.
filed 2014-04-15
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number 333-139045

ECOLOGIC TRANSPORTATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1327 Ocean Avenue, Suite B, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	310-899-3900

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.				Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2013 was $2,408,520 based on a closing price of $0.12 for the Common Stock on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

26,884,740 Common Shares issued and outstanding as of April 1, 2014.

PART I

ITEM 1.	BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us", "our" and "Ecologic" mean Ecologic Transportation, Inc. and the Company’s wholly-owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-3900.

The Company’s website is www.ecologictransportation.com.

The Company’s common stock is quoted on the OTC Bulletin Board and the OTCQB under the symbol “EGCT”.

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

a.

EcoSys acquired 100% of the issued and outstanding shares of common stock of Amazonas; and

b.

The Amazonas shareholders (“Amazonas Shareholders”) cancelled 100% (20,000,000 shares) of Amazonas common stock to its treasury; and

c.

EcoSys issued 70,000,000 shares of its common stock (97% of the total issued and outstanding shares), to the Amazonas Shareholders; and

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

A change in controlling entity occurred whereby 97% of EcoSys’ common stock is owned by the Amazonas Shareholders, and 3% of EcoSys’ common stock is owned by the Company (the sole shareholder of EcoSys’ common stock at the Closing Date); and

g.

Amazonas became a wholly owned subsidiary of EcoSys; and

h.

EcoSys changed its name from Ecologic Systems, Inc. to Amazonas Florestal, Ltd. (“AZFL”).

(1)

Prior to the Closing Date, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange Agreement.  The terms of the convertible note allow for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of EcoSys’ issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the EGCT shares. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the EGCT shares to 3%, pursuant to the anti-dilution provision.

As a further condition of the Share Exchange, the  officers and directors of EcoSys resigned and Michael Ibar was appointed to serve as a Director and also as the CEO and President of AZFL. Mr. Edward W. Withrow III was also appointed to serve as Director, but resigned his position in March 2013.  Mr. Withrow’s resignation did not involve any disagreement with AZFL.

As a result of the Share Exchange, Amazonas became a wholly owned subsidiary of AZFL (formerly EcoSys), the Company owns three percent (3%) of the AZFL outstanding capital stock (the EGCT shares), and the Amazonas Shareholders own ninety-seven percent (97%) of the AZFL outstanding capital stock. For a period of one hundred and eighty (180) days after the Closing, the EGCT Shares were subject to an anti-dilution provision, which protected the three (3%) percent ownership of the issued and outstanding capital stock of AZFL owned by the Company.

On April 19, 2012, AZFL effectuated a 3 for 1 forward stock split, which increased the EGCT shares to 12,061,854 shares of AZFL common stock.

It is intended that the Share Exchange will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and that the Share Exchange shall be a plan of reorganization for purposes of Section 368(a) of the Code. AZFL agreed to cause to register the EGCT shares by filing a Form S-1 with respect to the registration for resale (the “Registration”) by December 31, 2012.  The date by which the Form S-1 was to be filed was extended by mutual agreement to January 31, 2013. However, as of the filing of this Annual Report, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S-1, and is in default of its agreement with the Company.   Subsequent to the date upon which the Registration becomes effective, the Board of Directors of the Company shall distribute the EGCT shares to its shareholders through a dividend on a pro rata basis in proportion to their holdings in the Company at the Closing Date. The Company has requested that AZFL complete the registration so the stock distribution can be completed.

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

On August 2, 2012 the Company entered into a 120-day Letter of Intent (“LOI”) to acquire all of the issued and outstanding shares of ACE Rent A Car, Inc. (“ACE”), an Indiana corporation. A second letter of intent (the “Second LOI”) was entered into between the Company and ACE effective December 1, 2012 and expired on January 31, 2013. Although the Company and ACE have not formally extended the Second LOI, they are currently actively engaged in due diligence.  Concurrently with the due diligence process, the Company has been actively seeking primarily equity-based financial support to effect the ACE acquisition.  The Company is currently working with financial institutions to secure a combined debt-equity structure offering that will enable the Company to complete its proposed acquisition.  ACE is under no obligation, neither verbally nor contractually, to sell ACE to the Company. The Company’s management and ACE are continuing discussions, and ACE is awaiting the Company’s revised acquisition proposal. There can, however, be no guarantee that satisfactory financing arrangements will be secured to complete the acquisition.

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

Management evaluated the results of operations during the test period since 2009, and determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September 2012, the testing sites in Atlanta ceased operations. As of December 1, 2012, the Park ‘N Fly Agreement expired, and operations ceased in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains.

Sales, Marketing, and Advertising

The Company’s primary marketing objective is to convey to its customers and to consumers in general that it is the only transportation company committed to the environment. The Company is seeking to appeal to eco-conscious customers by emphasizing the interrelated environmental and economic benefits of renting the Company’s environmentally-friendly cars, using the Company’s infrastructure, and purchasing the Company’s environmental products.

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

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-3900, and fax number (888) 899-1433.

The Company’s website is www.ecologictransportation.com.

Employees

As of December 31, 2013, the Company had no employees, excluding the Company’s directors and executive officers. The Company currently has no employees, excluding the Company’s directors and executive officers.

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

Dependence on a Few or Major Customers

The Company was had one major customer during the year.  In 2013, 100% of sales were attributable to test marketing of the Company’s product to a major retail automotive chain.

Government Regulation

The Company’s operations will be subject to various federal, state and local laws, regulations, and controls including the leasing and sale of used cars, licensing, charge card operations, reservation policies, privacy and personal data protection, environmental protection, labor matters, insurance, prices, and advertising. The Company believes it is in compliance with any such regulations affecting the Company’s business.

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

Research and Development

During the last two years, the Company has not spent any funds on research and development.

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

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California  90401. The Company leases its headquarters on a month to month basis (suites B and M) for rent in the amount of $5,600 per month.

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

The Company knows of no material existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company.

ITEM 4.	MINE SAFETY STANDARDS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the United States, the Company’s common shares are traded on the OTC Quotation Board “OTCQB – U.S. Registered” under the symbol “EGCT.” The following table sets forth the high and low bid prices for its common stock per quarter as reported by the OTCQB. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended (1)	High	Low
December 31, 2013	$0.06	$0.06
September 30, 2013	$0.08	$0.08
June 30, 2013	$0.12	$0.12
March 31, 2013	$0.20	$0.20
December 31, 2012	$0.20	$0.15
September 30, 2012	$0.37	$0.33
June 30, 2012	$0.26	$0.26
March 31, 2012	$0.29	$0.28

(1) The Company’s common shares were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol “USRI”. On June 11, 2009 the Company’s trading symbol changed to EGCT. There has been intermittent trading of shares of the Company’s common stock since the Company was approved for quotation.

The Company’s common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Record Holders

The Company’s common shares are issued in registered form. Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL, 33701 (Telephone 727-289-0010, Facsimile 727-289-0069) is the registrar and transfer agent for the Company’s common shares.

On, December 31, 2013, the shareholders' list of the Company’s common shares pursuant to Island Stock Transfer showed 89 registered shareholders and 27,584,740 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list of 27,584,740 does not include 1) 50,000 shares recorded by the Company but not yet issued to a consultant for services provided in 2013; and 2) a certificate issued in error for 750,000 which is to be cancelled.

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

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32, and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32, for a total grant of 3,025,000 stock options. Of the total options granted, 1,000,000 were granted to the Company’s Former Chief Executive Officer, which vested quarterly over a 12 month period at 250,000 shares per quarter. Of the total options granted, 750,000 were granted to the Company’s Chairman of the Board which vested quarterly over a 12 month period at 187,500 shares per quarter. Of the total options granted, 775,000 were granted to five employees, which vested quarterly over a 12 month period at 193,750 shares per quarter. Of the total options granted, 500,000 were granted to three directors which vested up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vested up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 120%; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock option compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock option compensation for the balance of the options granted, for a total value of the options granted of $855,000. The Company has fully expensed $855,000 in stock option compensation in 2011 and 2012.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 was expensed in 2011, and $60,000 has been expensed during the current year for the 500,000 options vested during the current year.  There remains deferred stock option compensation in the amount of $60,000 as of December 31, 2013.

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

During the years ended December 31, 2013 and 2012, respectively, the Company expensed a total of $60,000and $412,500 in stock option compensation. There remained $60,000and $120,000 in deferred stock option compensation at December 31, 2013 and 2012, respectively.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the year ended December 31, 2013.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On November 14, 2013, the Company issued 50,000 shares of its restricted common stock for cash in the amount of $5.  The shares were valued at $3,500, which has been expensed in the current year and $3,495 has been recorded as additional paid in capital.

On December 17, 2013, the Company issued 60,000 shares of its restricted common stock for services rendered to the Company.  The shares were valued at $6,000, which has been expensed in the current year, and $5,980 has been recorded as additional paid in capital.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon an exemption from registration afforded either under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the U.S.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or the Company’s industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2013 and 2012 that appear elsewhere in this annual report.

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

The Company’s Board of Directors made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business, and on March 16, 2012, entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc. (“Amazonas”) and EcoSys (the “Share Exchange”).  As a result of the Share Exchange, 97% of EcoSys’ common stock was owned by the Amazonas shareholders (“Amazonas Shareholders”), 3% of EcoSys’ common stock was owned by the Company (the “EGCT Shares”), and a change in control took place whereby Amazonas became a wholly owned subsidiary of EcoSys.  On April 11, 2012, EcoSys changed its name to Amazonas Florestal, Ltd. (“AZFL”).  For a period of one hundred and eighty (180) days after the closing, the EGCT Shares were subject to an anti-dilution provision, which protected the three (3%) percent ownership of the issued and outstanding capital stock of AZFL owned by the Company.

Prior to the Share Exchange, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange.  The terms of the convertible note allowed for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of AZFL’s issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the shares of the EGCT shares. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the Company’s ownership of AZFL to 3%.

On April 19, 2012, AZFL effectuated a 3 for 1 forward stock split, which increased the Company’s holding to 12,061,854 shares of AZFL common stock.

As of December 31, 2013, the Company held 12,061,854 shares of AZFL common stock (the EGCT shares). Management’s intent is to distribute the EGCT shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

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

As of December 31, 2013, the Company’s primary operations in the car rental business are still in the development stage.

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

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product line and continues to seek test marketing of its products through major consumer and automotive retail chains, such as auto supply stores, convenience stores and gas stations, and other retail stores that would carry car wash products.  The Company is currently working with a car wash specialist to help develop the strategic plan for retail distribution and the economic modeling of the Ecologic Shine® retail proposition.

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

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s consolidated audited financial statements for the years ended December 31, 2013 and 2012, which are included herein.

	For the Year Ended		December 16, 2008 (inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Revenue	$206	$1,666	$1,872

Cost of Sales	$170	$852	$1,022

Gross profit	$36	$814	$850

General and administrative expenses	$1,455,966	$1,688,650	$9,026,805

Interest expense	$(86,825)	$(91,392)	$(348,021)

Interest income	$8	$40	$203

Loss on EV Transportation, Inc. settlement	$––	$(350,000)	$(350,000)

Loss from continuing operations	$(1,542,747)	$(2,129,188)	$(9,723,773)

Loss from discontinued operations, net of tax	$(4,010)	$(9,038)	$(82,697)

Net loss	$(1,546,757)	$(2,138,226)	$(9,806,470)

Loss on foreign currency exchange	$––	$(351)	$(351)

Unrealized gain on securities	$108,577	$––	$108,577

Net comprehensive income (loss)	$108,577	$(351)	$108,206

Net loss and comprehensive loss	$(1,438,200)	$(2,138,577)	$(9,698,264)

Revenue

For the years ending December 31, 2013 and 2012, revenue from continuing operations in the amount of $206 and $1,666, respectively, consisted of limited sales of the Ecologic Shine® car washing products to certain automotive retail facilities for test marketing use.

For the years ended December 31, 2013 and 2012, revenue from discontinued operations in the amount of $0 and $369,452, respectively, consisted of limited levels of car washing sales from its car washing operations in Atlanta, Los Angeles and San Diego.  On December 1, 2012, all car washing operations were discontinued.

As a development stage company, the Company has not yet launched its major business activity, which is car rental.

Cost of sales

For the years ending December 31, 2013 and 2012, cost of sales from continuing operations in the amount of $170 and $852, respectively, consisted of manufacturing, packaging and shipping costs of the Ecologic Shine® car washing products sold to certain automotive retail facilities for test marketing use.

For the years ended December 31, 2013 and 2012, costs of sales from discontinued operations in the amount of $0 and $359,275, respectively, consisted of manufacturing, packaging and shipping costs of limited levels of car washing products, and direct labor costs associated with its car washing operations in Atlanta, Los Angeles and San Diego.  On December 1, 2012, all car washing operations were discontinued.

As a development stage company, the Company has not yet launched its major business activity, which is car rental.

General and Administrative Expenses

	For the year ended
	December 31,
	2013	2012	Variance
Amortization of stock options granted	$60,000	$412,500	$(352,500)
Stock compensation/amortization of deferred stock compensation	129,500	492,125	(362,625)
Legal, accounting and professional fees	65,685	106,069	(40,384)
Management consulting services	462,500	419,166	43,334
Other outside services	650,000	117,000	533,000
Office supplies and miscellaneous expenses	28,281	82.040	(53,759)
Rent expense	60,000	59,750	250
Total general and administrative expenses	$1,455,966	$1,688,650	$(232,684)

General and administrative expenses from continuing operations in the amount of $1,455,966 for the year ended December 31, 2013, were comprised of $189,500 of amortization of stock compensation, $65,685 of legal and accounting fees, $1,112,500 of management and consulting fees, and $88,281 of rent, office overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $1,688,650 for the year ended December 31, 2012, were comprised of $904,625 in amortization of stock compensation, $106,069 of legal and accounting fees, $536,166 of management and consulting fees, and $141,790 of rent, office overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the year ended December 31, 2013 were $1,455,966 as compared to $1,688,650 for the year ended December 31, 2012, which resulted in a decrease in general and administrative expenses for the current period of $232,684.

Significant changes in general and administrative expenses of $232,684 for continuing operations during the years 2013 compared to 2012 were attributable to the following items:

•

a decrease in amortization of stock options of $352,500, primarily due to the grant of stock options to directors in the prior year, resulting in amortization of $352,500, versus none in the current period;

•

a decrease in amortization of deferred stock compensation of $362,625, primarily due to certain stock compensation fully expensed in the current year of $129,500, compared to $376,500 in the prior year; and certain deferred compensation fully amortized in the prior year, resulting in only five months of amortization in the prior year of $115,625, compared to no amortization in the current year;

•

a decrease in legal, accounting and professional fees of $40,384, primarily due to a reduction in general legal fees of $11,344; a reduction in accounting fees of $8,430 due to the Company’s change in auditor; and a decrease in general accounting services of $20,610 resulting from a reduction in work load;

•

an increase in management consulting fees of $43,334 primarily due an increase of $75,833 in executive management fees pursuant to an employment agreement commencing November 1, 2011, resulting in $250,000 of expense in the current period versus $174,166 for the same period in 2012, and a decrease in miscellaneous management fees of $32,500 resulting from a reduction in staff;

•

an increase decrease in other outside services of $533,000 primarily due to an increase of $560,000 resulting from $650,000 in consulting and advisory services provided to the Company in the current year, compared to $90,000 for the prior year; and a decrease in miscellaneous one-time fees of $27,000 in the prior year compared to none in the current year; and

•

a decrease in other general and administrative expenses of $53,509 due to an decrease in travel of $8,841, a decrease in filing fees of $11,946, and a decrease in other general office expenses of $32,722.

General and administrative expenses for both 2013 and 2012 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Net Loss

During the year ended December 31, 2013, the Company incurred a net loss from continuing operations of $1,542,747 compared with a net loss from continuing operations of $2,129,188 for the year ended December 31, 2012. The decrease in net loss of $586,441 is attributable to a decrease in revenue of $1,460, a decrease in cost of goods sold of $682, a decrease in general and administrative expenses of $232,684, a decrease in stock compensation expense of $350,000, a decrease in interest income of $32, and a decrease in interest expense of $4,567.

Liquidity and Capital Resources

Working capital
	December 31, 2013	December 31, 2012	Increase (decrease)
Current assets	$––	$23,387	$(23,387)
Current liabilities	2,878,014	2,301,910	576,104
Working capital (deficit)	$(2,878,014)	$(2,278,523)	$(599,491)

As of December 31, 2013, the Company had cash in the amount of $0, compared to $23,387 as of December 31, 2012.

The Company had a working capital deficit of $2,878,014 as of December 31, 2013, compared to a working capital deficit of $2,278,523 at December 31, 2012.  The increase in working capital deficit of $599,491 is primarily attributable to a decrease in cash of $23,387; an increase in accounts payable and accrued expenses of $25,260; an increase in related party payable of $273,772; a decrease in short term convertible notes payable of $848,136; and a decrease in other short term notes payable of $27,000.

Cash Flows	For the year ended
	December 31, 2013	December 31, 2012
Net cash (used in) operating activities	$(64,380)	$(208,390)
Net cash provided by investing activities	––	(3,025)
Net cash provided by financing activities	40,479	136,424
Net cash used in continuing operations	(23,901)	(74,991)
Net cash provided by discontinued operations	514	68,828
Net increase (decrease) in cash	$(23,387)	$(6,163)

Cash Flows from Operating Activities

During the year ended December 31, 2013, the Company used $64,380 of cash flow for operating activities, compared with $208,390 for the year ended December 31, 2012. The decrease in cash used for operating activities of $144,010 is primarily attributable to a reduction in the net loss from operations of $586,792, a decrease in stock compensation of $350,000, a decrease in stock option amortization of $683,025, an increase in accruals converted to related party loans of $457,900, an increase in depreciation of $200, a decrease in bad debt expense of $350, a decrease in foreign currency loss, an decrease in accounts receivable of $50, an increase in other assets of $294, an increase in accounts payable and accrued expenses of $430,192, and a decrease in related party payables of $297,104.

Cash Flows from Investing Activities

During the year ended December 31, 2013 the Company used $0 of cash flow for investing activities, compared with $3,025 for the year ended December 31, 2012.  The decrease in cash used for investing activities of $3,025 is attributable to the decrease in the purchase of office equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2013, the Company was provided with $40,479 of cash flow from financing activities compared with $136,424 during the year ended December 31, 2012. The decrease in cash flows provided from financing activities of $95,945 is attributable to an increase in related party loans of $95,870, and a decrease in the proceeds from the sale of capital stock of $75.

As at December 31, 2013, affiliates and related parties are due a total of $2,119,396, which is comprised of loans to the Company of $1,785,505, accrued interest of $136,731, unpaid compensation of $151,755, and unpaid reimbursable expenses of $45,405.  During the year ended December 31, 2013, loans to the Company increased by $1,007,546, accrued interest increased by $64,956, unpaid compensation decreased by $307,767 and reimbursable expenses increased by $33,996.  The loans bear interest at the rate of 5% and 7% per annum, are unsecured, are payable one year from demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

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

The Company will require additional financing in order to enable the Company to proceed with the Company’s plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for the Company’s ongoing expenses. These cash requirements include working capital, selling, general and administrative expenses, expansion of Ecologic Shine®, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay the Company’s liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain its plan of operations or to repay the Company’s liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

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

Personnel

As of December 31, 2013, the Company had no employees, excluding its directors and executive officers. Currently, the Company has no employees excluding its directors and executive officers.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $9,806,470, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

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

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from inception (December 16, 2008) to December 31, 2013	F-3

Consolidated Statements of Changes in Stockholders' deficit for the period from inception (December 16, 2008) to December 31, 2013.	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and from inception (December 16, 2008) to December 31, 2013	F-5

Notes to the Consolidated Financial Statements for the years ended December 31, 2013 and 2012.	F-6

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ecologic Transportation, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Ecologic Transportation, Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. Ecologic Transportation, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from December 16, 2008 (date of inception) to December 31, 2012 were audited by other auditors whose reports dated April 1, 2013 and March 27, 2012 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ecologic Transportation, Inc. (A Development Stage Company) as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit, and a working capital deficit, and further losses are anticipated in the development of its business, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 12, 2014

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$––	$23,387
Total current assets	––	23,387

Stock holdings	120,619	12,062
Property and equipment, net	2,025	2,625
Other assets	5,800	6,600

TOTAL ASSETS	$128,444	$44,674

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$767,061	$792,321
Related party payables	197,160	470,932
Notes payable-short term convertible-related party	1,697,870	849,734
Notes payable-short term-other	215,923	188,923
Total current liabilities	2,878,014	2,301,910

Long-term liabilities
Notes payable-long term convertible-related party	224,366	––
Notes payable-long term convertible-other	500,000	––
Total long-term liabilities	724,366	––
Total liabilities	3,602,380	2,301,910

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,884,740 and 26,674,740 issued and outstanding as of December 31, 2013 and 2012, respectively	26,885	26,675
Additional paid in capital	6,197,448	5,976,153
Subscriptions receivable	(5)	––
Deficit accumulated during the development stage	(9,806,470)	(8,259,713)
Accumulated comprehensive income (loss)	108,206	(351)
Total stockholders' deficit	(3,473,936)	(2,257,236)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,444	$44,674

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative from
			December 16, 2008
	For the year ended		(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Revenue	$206	$1,666	$1,872
Cost of sales	170	852	1,022
Gross profit	36	814	850

General and administrative expenses	1,455,966	1,688,650	9,026,805

Operating loss	(1,455,930)	(1,687,836)	(9,025,955)

Interest expense	(86,825)	(91,392)	(348,021)
Interest income	8	40	203
Loss on EV Transportation, Inc. settlement	––	(350,000)	(350,000)
Net loss from continuing operations	(1,542,747)	(2,129,188)	(9,723,773)

Net loss from discontinued operations, net of tax	(4,010)	(9,038)	(82,697)

Net loss	(1,546,757)	(2,138,226)	(9,806,470)

Comprehensive income (loss):
Loss on foreign currency exchange	––	(351)	(351)
Unrealized gain on securities	108,557	––	108,557

Net loss and comprehensive income (loss)	$(1,438,200)	$(2,138,577)	$(9,698,264)

Net loss per share, basic and diluted:
Continuing operations	$(0.058)	$(0.082)
Discontinued operations	$(0.000)	$(0.000)

Weighted average common shares outstanding - basic and diluted	26,707,945	25,844,353

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
PERIOD FROM DECEMBER 16, 2008 (INCEPTION) TO DECEMBER 31, 2013

					ACCUMULATED
					DEFICIT DURING	ACCUMULATED
	COMMON STOCK		PAID IN	SUBSCRIPTIONS	THE EXPLORATION	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	INCOME (LOSS)	TOTAL

Balance, December 16, 2008 (date of inception)	––	$––	$––	$––	$––	$––	$––

Issuance of common stock for subscription receivable	6,048,741	6,049		(6,049)			––

Contributed capital			710				710

Net loss	––	––			(710)		(710)

Balance, December 31, 2008	6,048,741	6,049	710	(6,049)	(710)	––	––

Cash paid to satisfy subscription receivable				6,049			6,049

Issuance of common stock for services	750,000	750	119,750				120,500

Issuance of common stock for cash	11,612,745	11,613	510,947				522,560

Eliminate Ecologic Sciences, Inc. stock	(17,559,486)	(17,559)	17,559				––

Accounting for shares in USR in reverse acquisition	7,520,834	7,521	(7,521)				––

Recapitalization for reverse acquisition	17,559,486	17,559	(49,467)				(31,908)

Stock cancellations	(3,269,496)	(3,269)	3,269				––

Options issued for consulting			268,267				268,267

Amortization of deferred compensation			148,750				148,750

Net loss					(1,246,690)		(1,246,690)

Balance, December 31, 2009	22,662,824	22,663	1,012,264	––	(1,247,400)	––	(212,472)

Common stock issued for services	1,150,000	1,150	80,475				81,625

Options issued for consulting			25,350				25,350

Options issued to directors			15,600				15,600

Amortization of deferred compensation			1,013,638				1,013,638

Net loss					(2,529,135)		(2,529,135)

Balance, December 31, 2010	23,812,824	23,813	2,147,328	––	(3,776,535)	––	(1,605,394)

Common stock issued for services	670,000	670	13,905	(75)			14,500

Cash received for stock				75			75

Common stock issued to officer	250,000	250					250

Options issued to directors			150,000				150,000

Amortization of deferred compensation			544,400				544,400

Amortization of stock options			368,100				368,100

Net loss					(2,404,952)		(2,404,952)

Balance, December 31, 2011	24,732,824	24,733	3,223,733	––	(6,181,487)	––	(2,933,021)

Reversal of subsidiary equity due to spin off					60,000		60,000

Common stock issued for services	1,250,000	1,250	165,250				166,500

Common stock issued to officer	500,000	500	74,500				75,000

Common stock issued to directors	500,000	500	74,500				75,000

Issuance of stock related to conversion of debt	2,001,666	2,002	638,531				640,533

Cancellation of stock	(3,559,750)	(3,560)	3,560				––

Amortization of deferred compensation			175,625				175,625

Amortization of stock options			412,500				412,500

Cancellation of debt–related party			847,142				847,142

Common stock issued for legal settlement	1,250,000	1,250	348,750				350,000

Transfer subsidiary stock due to merger			12,062				12,062

Net loss					(2,138,226)	(351)	(2,138,577)

Balance, December 31, 2012	26,674,740	26,675	5,976,153	––	(8,259,713)	(351)	(2,257,236)

Common stock issued for cash	50,000	50	3,455	(5)			3,500

Common stock issued for services	160,000	160	37,840				38,000

Amortization of deferred compensation			120,000				120,000

Amortization of stock options			60,000				60,000

Net loss					(1,546,757)	108,557	(1,438,200)

Balance, December 31, 2013	26,884,740	$26,885	$6,197,448	$(5)	$(9,806,470)	$108,206	$(3,473,936)

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
			December 16, 2008
	For the year ended		(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(1,546,757)	$(2,138,577)	$(9,806,821)
Net loss from discontinued operations	4,010	9,038	82,697
Net loss from continuing operations	(1,542,747)	(2,129,538)	(9,724,124)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	221,500	904,525	3,876,755
Stock issued for EV Transportation, Inc settlement	––	350,000	350,000
Accruals converted to related party loans	652,067	194,167	1,544,734
Depreciation	600	400	1,000
Bad debt expense	––	350	350
Loss on foreign currency exchange	––	351	351
Changes in operating assets and liabilities:			––
(Increase) decrease in accounts receivable	––	(50)	15,936
(Increase) decrease in other assets	800	1,094	(4,063)
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	562,171	131,979	1,200,000
Increase in due to related parties	41,229	338,333	960,561
Net cash used in operating activities	(64,380)	(208,390)	(1,778,500)

Cash flow from investing activities:
Cash received in reverse merger	––	––	10,448
Purchase of equipment	––	(3,025)	(3,025)
Net cash (used in) provided by investing activities	––	(3,025)	7,423

Cash flow from financing activities:
Proceeds from related party loans	40,479	136,349	892,555
Proceeds from notes payable	––	––	284,500
Contributed capital	––	––	710
Issuance of capital stock for cash	––	75	522,885
Common stock subscriptions received	––	––	6,049
Net cash provided by financing activities	40,479	136,424	1,706,699

Net cash used in continuing operations	(23,901)	(74,991)	(64,378)

Discontinued operations:
Net cash provided by operating activities	514	68,828	64,978
Net cash used in investing activities	––	––	(600)

Net cash provided by discontinued operations	514	68,828	64,378

Net decrease in cash	(23,387)	(6,163)	––

Cash – beginning of period	23,387	29,550	––

Cash – end of period	$––	$23,387	$––

NON-CASH ACTIVITIES
Recapitalization for reverse acquisition	$––	$––	$(31,908)
Conversion of related party payable to note payable	$652,067	$194,167	$1,514,734
Conversion of debt into common stock	$––	$637,125	$637,125
Cancellation of debt	$––	$847,142	$847,142
Restricted stock issued in settlement	$––	$350,000	$350,000
Common stock subscriptions receivable	$5	$––	$6,054
Reduction in equity due to spin–off	$––	$(60,000)	$(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$28,033	$28,033
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1. OVERVIEW

Ecologic Transportation, Inc. (the “Company”) was incorporated in the State of Nevada on September 30, 2005, under the name Heritage Explorations Inc. On June 20, 2008, the Company merged with its wholly owned subsidiary and changed its name to USR Technology, Inc. (“USR”).  On June 26, 2008, USR, engaged primarily in the provision of international drilling services, began trading its common stock under the symbol “USRT”.

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

The Company’s Board of Directors made the strategic decision to focus the majority of its resources and time on the development of its environmental car rental business, and on March 16, 2012, entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc. (“Amazonas”) and EcoSys (the “Share Exchange”). As a result of the Share Exchange, 97% of EcoSys’ common stock was owned by the Amazonas shareholders (“Amazonas Shareholders”), 3% of EcoSys’ common stock was owned by the Company (the “EGCT Shares”), and a change in control took place whereby Amazonas became a wholly owned subsidiary of EcoSys.  On April 11, 2012, EcoSys changed its name to Amazonas Florestal, Ltd. (“AZFL”).  For a period of one hundred and eighty (180) days after the closing, the EGCT Shares were subject to an anti-dilution provision, which protected the three (3%) percent ownership of the issued and outstanding capital stock of AZFL owned by the Company.

Prior to the Share Exchange, EcoSys introduced the Amazonas management to the holder of its sixty thousand dollar ($60,000) convertible note in order to have non-affiliate parties associated with Amazonas acquire all or a portion of the note.  EcoSys assisted in the facilitation of the acquisition of the note as part of its negotiations with Amazonas regarding the Share Exchange.  The terms of the convertible note allowed for the conversion of the debt into common stock at par value.  On March 26, 2012, the debt was converted, and an additional sixty million (60,000,000) shares were issued to the note holders. The issuance of common stock pursuant to the terms of the convertible note, affected the total number of AZFL’s issued and outstanding shares, and triggered an anti-dilution provision as it pertains to the EGCT shares. As a result, an additional 2,020,618 shares were issued to the Company, thereby increasing the Company’s ownership of AZFL shares to 3%.

On April 19, 2012, AZFL effectuated a 3 for 1 forward stock split, which increased the Company’s holding to 12,061,854 shares of AZFL common stock.

As of December 31, 2013, the Company held 12,061,854 shares of AZFL common stock (the EGCT shares). Management’s intent is to distribute the EGCT shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

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

In 2009, the Company launched Ecologic Shine® in collaboration with Park ‘N Fly, an airport parking chain with prominent locations in 15 airport markets, and established test market operations in Atlanta, San Diego and Los Angeles.  Management evaluated the results of operations during the 3-year test period between 2009 and 2012, and determined that a continued collaboration with Park ‘N Fly would not be in the Company’s best interest as a viable profit center.  In September, 2012, the testing sites in Atlanta ceased operations. The Park ‘N Fly Agreement expired on December 1, 2012, and operations ceased in Los Angeles and San Diego. The Company is not pursuing any arrangements with Park ‘N Fly in the future.

The Company is currently pursuing wholesale distribution opportunities for the Ecologic Shine® product line and continues to seek test marketing of its products through major consumer and automotive retail chains, such as auto supply stores, convenience stores and gas stations, and other retail stores that would carry car wash products.  The Company is currently working with a car wash specialist to help develop the strategic plan for retail distribution and the economic modeling of the Ecologic Shine® retail proposition.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $9,806,470, and a working capital deficit of $2,878,014, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

The Company’s fiscal year end is December 31.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of December 31, 2013 and 2012, the Company had no cash equivalents.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 as of January 1, 2006, and have analyzed filing positions in each of the federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified the U.S. federal as its "major" tax jurisdiction.  Generally, the Company remains subject to Internal Revenue Service examination of its 2007 through 2013 U.S. federal income tax returns.  However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to the Company’s financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740.  The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

The Company’s revenue stream is from Ecologic Shine®, the initial product being marketed through the Company’s subsidiary Ecologic Products, Inc.  Through the Company’s agreement with Park ‘N Fly, Ecologic Shine® was tested at three Park ‘N Fly locations from September 24, 2009 to December 1, 2012.  Revenue was recognized at the point of sale.  Ecologic Products, Inc. invoiced Park ‘N Fly every two weeks for the total car washes sold, and Park ‘N Fly paid the invoice within two weeks of receipt. As of December 1, 2012, the Park ‘N Fly Agreement expired, and the operations at all locations discontinued

The Company has made limited sales to certain retail automobile maintenance chains for the purpose of product testing.

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

Stock Based Compensation: The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Investments in securities: Investments in securities are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate.  All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence, are accounted for under the mark to market method.  Under the mark to market method of accounting, investments are marked to market, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

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

NOTE 3: INVESTMENT IN SECURITIES

Amazonas Florestal, Ltd. (formerly Ecologic Systems, Inc.)

On March 16, 2012, Ecologic Systems, Inc. (“EcoSys”), a wholly-owned subsidiary of the Company with two million (2,000,000) issued and outstanding shares of common stock, entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc., resulting in, among other things, a change in control of EcoSys, whereby EcoSys was no longer a subsidiary of the Company.  On April 11, 2012, EcoSys changed its name to Amazonas Florestal, Ltd. (“AZFL”), and Amazonas Florestal, Inc. became a wholly owned subsidiary of AZFL. Included in the Share Exchange was the condition that for a period of one hundred and eighty (180) days after the Closing, the shares of AZFL held by the Company would be subject to an anti-dilution provision that protected the Company’s three percent (3%) ownership. As a result, on March 16, 2012, an additional 2,020,618 shares of AZFL common stock was issued to the Company, thereby increasing the Company’s holdings to 4,020,618 shares, and maintaining the Company’s 3% ownership.

On April 19, 2012, AZFL effectuated a 3 for 1 forward stock split, which increased the Company’s holding to 12,061,854 shares of AZFL common stock.

As of December 31, 2013 and 2012, the Company held 12,061,854 shares of AZFL common stock (the “AZFL Shares”) with a fair value of $120,619 and $12,062, respectively. Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Office equipment	$3,025	$3,025
Accumulated depreciation	(1,000)	(400)
Property and equipment, net	$2,025	$2,625

Depreciation expense totaled $1,000 and $400 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2013	December 31, 2012
Skyy Holdings, Ltd.	$185,411	$160,411
Prominence Capital LLC	30,512	28,512
Matrix Advisors LLC	500,000	––
Total notes and loans payable	$715,923	$188,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of December 31, 2013, the note remains outstanding and no demand has been made for repayment.  Accrued interest at December 31, 2013 and, 2012 was $85,411 and $60,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of December 31, 2013, the note remains outstanding, and no demand has been made for repayment. Accrued interest at December 31, 2013 and, 2012 was $5,512 and $3,512, respectively.

On December 31, 2013, the Company issued a Convertible Promissory Note to Matrix Advisors, LLC, in the principal amount of $500,000 for advisory services rendered to the Company.  The note bears interest at a rate of 5% per annum, is due within 2 years, and is convertible into the Company’s common stock at a price of $0.25 per share. As of December 31, 2013, no interest has been accrued.

Accrued interest on notes and loans payable at December 31, 2013 and 2012 was $90,923 and $63,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years.  The total consulting fees owing under this agreement at December 31, 2013 and 2012, are $692,500 and $512,500, respectively.  Of the total consulting fees owing, $692,500 and $197,500 was converted to a loan payable at December 31, 2013 and 2012, respectively.  The loan bears interest at a rate of seven percent (7%) per annum, is due upon demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share.  In addition, as of December 31, 2013 and 2012, respectively, $0 and $315,000 in consulting fees is recorded as accrued compensation. Accrued interest at December 31, 2013 and 2012 was $51,204 and $31,932, respectively. On December 31, 2013, the note in its entirety, including accrued interest of $51,204, was assigned to Huntington Chase Financial Group. All other terms and of the original note, as modified, remain the same.

On November 1, 2011, the Company entered into an employment agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company. The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first nine months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation shall be converted to a Senior Note Payable on a monthly basis, accruing interest at a rate of five percent (5%) per annum, and convertible into the Company’s common stock at a price of $0.07 per share. As of December 31, 2013 and 2012, respectively, accrued compensation in the amount of $454,166 and $204,166, has been converted to a Senior Note Payable, and is included in loans to the Company.  Accrued interest at December 31, 2013 and 2012 was $20,813 and $4,849, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $150,000 to John Ogden, a director of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a price of $0.08 per share. Accrued interest at December 31, 2013 was $945.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $72,067 to Call Bucci, the Company’s chief financial officer, for unpaid compensation.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a price of $0.08 per share. Accrued interest at December 31, 2013 was $454.

Related party transactions consists of the following:

	December 31, 2013	December 31, 2012
Loans to the Company	$1,785,505	$777,959
Accrued interest	136,731	71,775
Total related party loans	1,922,236	849,734
Accrued compensation	151,755	459,522
Reimbursable expenses	45,405	11,410
Total related party payable	197,160	470,932
Total related party transactions	$2,119,396	$1,320,666

Related party loans consist of the following convertible notes payable at December 31, 2013:

Related Party	Principal	Annual Interest Rate	Accrued Interest	Conversion Price	Term/Due

Huntington Chase Financial Group	$1,060,272	7%	$$105,065	$0.07	Demand
William Nesbitt	454,166	5%	20,813	$0.07	Demand
John Ogden	150,000	5%	945	$0.08	11/15/15
Calli Bucci/MJ Management LLC	72,067	5%	454	$0.08	11/15/15
Total	$1,736,505		$127,277

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of receipt of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

As at December 31, 2013 and 2012, respectively, affiliates and related parties are due a total of $2,119.396 and $1,320,666, which is comprised of loans to the Company of $1,785,505 and $777,959, accrued interest of $136,731 and $71,775, accrued compensation of $151,755 and $459,522, and reimbursable expenses of $45,405 and $11,410, for a total increase of $798,380.

The Company’s increase in loans to the Company of $1,007,546 is due to an increase in cash loans from Huntington Chase Financial Group of $40,479, and an increase in unpaid compensation converted to notes payable of $967,067.

The Company’s decrease in unpaid compensation of $307,767 is due to a net increase in accrued compensation of$259,300 payable to Huntington Chase, Ltd., The Kasper Group, Ltd. and MJ Management, LLC, all related party creditors, and a net decrease of $567,067 in unpaid compensation converted into notes payable.

The Company’s reimbursable expenses increased by $33,996 and $6,832 during the years ended December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, respectively, $64,956 and $58,878 of interest was accrued. As of December 31, 2013 and 2012, accrued interest payable to related parties was $136,731 and $71,775, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years (36 months) for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three (3) years from September 1, 2009. The vesting period for the options ended on September 1, 2010. The Matrix consulting agreement expired September 1, 2012. As of December 31, 2013 and 2012, the Company has accrued $370,000 in consulting fees owed under this agreement.

On May 18, 2010, the Company entered into an Independent Consulting Agreement (“Consulting Agreement”) with Prominence Capital, LLC (“Prominence”) to represent the Company in investor communications and public relations for a term of two years (24 months) commencing May 18, 2010. As remuneration for the services, the Company issued 1,000,000 restricted shares of the Company’s common stock to Prominence, valued at $0.45 per share. The Company recorded deferred compensation valued at $450,000, which was amortized over 24 months, and has been fully expensed as of December 31, 2012.  The Prominence Consulting Agreement expired on May 18, 2012.

On August 2, 2011, the Company entered into a Consulting Agreement with Kunin Business Consulting for Mr. Kunin’s services.  On September 30, 2011, the Company executed a Convertible Promissory Note (the “Note”) in the amount of $144,500 in favor of Mr. Kunin for services rendered.  The Note bore interest at 7% per annum and included a provision to convert the Note into shares of the Company’s common stock at a price of $0.32 per share.  The Company received a Notice to Convert from Mr. Kunin on January 31, 2012, requesting that the Note in the amount of $144,500, plus accrued interest in the amount of $3,409, be converted to shares of the Company’s common stock.  Accordingly, the Company issued 462,214 restricted shares of common stock at a price of $0.32 per share, representing payment in full of the Note payable, plus accrued interest.  The Consulting Agreement terminated due to Mr. Kunin’s death in October 2012.

On April 2, 2012, the Company and Edward W. Withrow III, the Company’s Chairman and Founder, entered into a Settlement Agreement and Mutual Release with EV Transportation, Inc., a Nevada corporation (“EV”).  The Settlement resolved any disputes between the Company, Mr. Withrow and EV. In connection with the settlement, 1,250,000 shares of the Company’s common stock, valued at $350,000, were issued to designees of EV.  All other terms and conditions of the Settlement are confidential.

On June 20, 2012, the Company entered into a consulting agreement with Capital Group Communications, Inc. (“CGC”), a California corporation, for certain consulting services rendered to the Company.  The CGC agreement is for a term of 12 months beginning June 20, 2012, and includes compensation for services rendered in the form of 350,000 non-refundable restricted shares of the Company’s common stock, valued at $112,000.  On December 15, 2012, 250,000 shares were issued to CGC, and the remaining 100,000 shares were issued December 17, 2013.

On July 5, 2012, the Company entered into a Consulting Agreement with Greg Suess for advisory services provided to the Company in connection with the no-fault Settlement Agreement and Mutual Release entered into on July 23, 2012.  As compensation for services rendered, Mr. Suess was afforded the opportunity to purchase 75,000 restricted shares of the Company’s common stock at a price of $0.001 per share.  Mr. Suess purchased the shares on July 24, 2012 for $75 cash.

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

On July 23, 2012, the Company, entered into a no-fault Settlement Agreement and Mutual Release effective July 20, 2012 (the “Agreement”) to settle all disputes between the Company and William N. Plamondon, III, the Company’s former Director, President and Chief Executive Officer, Erin Davis, Mr. Plamondon’s wife and the Company’s former Secretary, and R.I. Heller & Co., the corporation controlled by Mr. Plamondon. Pursuant to the Agreement, 1) 3,559,750 shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis, collectively, were cancelled; 2) Mr. Plamondon and Ms. Davis retained 1,000,000 shares and 500,000 shares, respectively; 3) all of the Company’s indebtedness for the services of Mr. Plamondon, in the amount of $847,142 was cancelled; and 4) all stock options awarded to Mr. Plamondon, Ms. Davis and their related parties were cancelled. All other terms of the Settlement Agreement are confidential.

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

On September 5, 2012, the Company entered into a consulting agreement with NUWA Group, LLC (“NUWA”), a California corporation, for certain consulting services to be provided to the Company.  The NUWA agreement is for a term of 12 months beginning September 5, 2012, and includes compensation for such services in the form of 750,000 shares of non-refundable restricted shares of the Company’s common stock, valued at $180,000, which were issued in full on September 11, 2012. During the years ended December 31, 2013 and 2012, respectively, $90,000 and $60,000 of deferred compensation was expensed.  There remained $30,000 and $120,000 in deferred compensation at December 31, 2013 and 2012, respectively.

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

NOTE 8. COMMON STOCK

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

On June 20, 2012, the Company authorized 350,000 shares of its restricted common stock to be issued to a consultant for services rendered to the Company, pursuant to the Consulting Agreement dated June 20, 2012.  The shares were valued at $112,000, and were fully expensed in 2012.  As of December 31, 2012, 250,000 shares were issued, $79,750 was recorded as paid in capital, and $32,000 was accrued for the 100,000 unissued shares. On December 17, 2013, the remaining 100,000 shares were issued.  As a result, $31,900 was recorded as additional paid in capital.

On June 27, 2012, The Kasper Group converted its debt in the amount of $424,624 into 1,326,952 shares of the Company’s common stock at $0.32 per share. As a result, $423,297 has been recorded as additional paid in capital.

On July 5, 2012, the Company issued 150,000 shares of its restricted common stock to two consultants in exchange for services rendered to the Company.  The shares were valued at $33,000, which has been expensed in the current year, and $32,925 has been recorded as paid in capital.  In addition, one shareholder paid $75 to purchase his shares at a par value of $0.001, pursuant to his Consulting Agreement.

In August 2012, Mr. William Plamondon and Ms. Erin Davis returned 3,559,750 shares of the Company’s restricted common stock to the treasury, pursuant to the Settlement Agreement and Mutual Release dated July 23, 2012.  As a result, $3,560 has been recorded to additional paid in capital.

On September 5, 2012, the Company issued 750,000 shares of its restricted common stock for services rendered to the Company, pursuant to a Consulting Agreement dated September 5, 2012.  The shares were valued at $180,000, which has been recorded as deferred compensation, and will be amortized over a twelve month period. As a result, $179,250 has been recorded to additional paid in capital. As of December 31, 2013, a total of $120,000 has been expensed, and $60,000 will be expensed over the next 5 months.

On September 18, 2012, the Company issued 50,000 shares of its restricted common stock to one consultant in exchange for services rendered to the Company.  The shares were valued at $16,000, which has been expensed in the current year, and $15,950 has been recorded as additional paid in capital.

On November 14, 2013, the Company issued 50,000 shares of its restricted common stock for cash in the amount of $5.  The shares were valued at $3,500, which has been expensed in the current year and $3,495 has been recorded as additional paid in capital.

On December 17, 2013, the Company issued 60,000 shares of its restricted common stock for services rendered to the Company.  The shares were valued at $6,000, which has been expensed in the current year, and $5,980 has been recorded as additional paid in capital.

During the years ended December 31, 2013 and 2012, respectively, a total of $120,000 and $115,625 in deferred stock compensation was expensed. Deferred stock compensation in the amount of $0 and $120,000 remains as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company had 26,884,740 and 26,674,740 shares of common stock issued and outstanding.

NOTE 9. WARRANTS AND OPTIONS

As of December 31, 2013 and 2012, the Company has no warrants and 5,997,547 options issued and outstanding.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for 5 years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 and $60,000 was expensed during the years ended December 31, 2013 and 2012, respectively.  There remained deferred stock option compensation in the amount of $60,000 and $120,000 as of December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, respectively, the Company expensed a total of $60,000 and $487,500 in stock option compensation. There remained $60,000 and $120,000 in deferred stock option compensation at December 31, 2013 and 2012, respectively.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	0.75	$571,887	$0.25
$0.473	435,000	1.50	205,755	$0.37
$0.320	750,000	2.25	240,000	$0.35
$0.320	1,025,000	7.25	328,000	$0.35
$0.200	1,500,000	3.00	300,000	$0.31
	5,997,547		$1,645,642	$0.31

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2012	5,997,547	$0.31
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at December 31, 2013	5,997,547	$0.31

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $87,830 through December 31, 2013.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of December 31, 2013 and 2012, the Company had the following assets and liabilities relating to its discontinued operations:

	December 31, 2013	December 31, 2012
Assets
Intercompany advances	$67,169	$71,789

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$154,999	$150,476
Accumulated deficit	(87,830)	(78,687)
Total liabilities and accumulated deficit	$67,169	$71,789

The results of discontinued operations are summarized as follows:

	For the year ended December 31, 2013	Cumulative from September 1, 2009 to December 31, 2013
Revenue	$––	$1,192,191
Cost of goods sold	––	1,168,796
Gross profit	––	23,395
General and administrative expenses	––	(91,200)
Interest expense	(4,010)	(20,325)
Gain on sale of equipment	––	300
Net loss from discontinued operations	$(4,010)	$(87,830)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$3,219,000	$2,717,000
Less valuation allowance	(3,219,000)	(2,717,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$27,000	$24,000
Less valuation allowance	(27,000)	(24,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Income (Loss) Before Taxes:
Continuing operations	$(1,542,747)	$(2,129,188)
Discontinued operations	(4,010)	(9,038)
Total Income (loss) before taxes	(1,546,757)	(2,138,226)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$489,000	$727,000
Non-recognizable income	37,000	––
Non-deductible expenses	––	––
Change in valuation allowance	(526,000)	(727,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $526,000 and $727,000 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had cumulative net operating loss carryforwards of approximately $9,547,000, and $7,492,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of December 31, 2013 and 2012.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period January 1, 2014 through March 15, 2014, the Company decreased its loans from related parties by $120,967, from a total of $2,119,396 at December 31, 2013 to $1,998,429 at March 15, 2014. The decrease represents a net decrease in convertible notes payable of $155,000 resulting from an increase in compensation converted to notes payable in the amount of $45,000, and a decrease from the assignment of $200,000 in convertible notes payable to non-related third parties; an increase in accrued compensation owed to related parties in the amount of $8,000; an increase in reimbursable expenses of $9,409; and an increase in accrued interest of $16,623.  The loans bear interest at the rates of 5 to 7 percent per annum, are unsecured, are payable upon demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

*       *       *       *       *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 23, 2013, Anton & Chia, LLP (“ANC”) no longer acted as the Company’s independent registered public accounting firm, pursuant to a mutually agreed upon decision made by the Company’s Audit Committee and ANC, which was approved by the Company’s Board of Directors.

The reports of ANC regarding the Company’s financial statements for the fiscal year ended December 31, 2012 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of ANC on the Company’s financial statements for fiscal year ended December 31, 2012 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2012, and during the period from December 31, 2012 to May 23, 2013, the date of dismissal, (i) there were no disagreements with ANC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ANC would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided ANC with a copy of the foregoing disclosures and requested that ANC furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.4 to the Company’s Current Report on Form 8-K filed June 10, 2013.

The Company received communications on April 10, 2014, from ANC, wherein ANC has made certain claims with regards to their independence pertaining to the Company’s audit engagement with them for the December 31, 2012 fiscal year end. The Company is in disagreement with ANC, and is disputing their claim, but has removed their audit opinion from this filing until such time as this dispute is resolved by legal authority.

Effective May 24, 2013, the Board of Directors of the Company engaged Seale & Beers, CPAs (“S&B”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2013.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of S&B, the Company (a) has not engaged S&B as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with S&B regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by S&B concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2013, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2013:

Name	Position Held with the Company	Age	Date First Elected or Appointed
William B. Nesbitt	President and Chief Executive Officer Director	74	November 1, 2011 November 6, 2011
Calli R. Bucci	Chief Financial Officer Secretary	49	August 16, 2011 November 1, 2011
Edward W. Withrow III	Chairman of the Board and Director	49	July 2, 2009
John L. Ogden	Director	60	March 3, 2008
Edward W. Withrow Jr.	Director	76	July 2, 2009
Dr. Martin A. Blake	Director	57	August 12, 2010

Term of Office

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each officer serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the board of directors are not compensated for their services to the board.  Each Director shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

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

Calli Bucci, Secretary and Chief Financial Officer

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

In addition to her public accounting background, Ms. Bucci held the position of Manager/Senior Accountant at Gelfand Rennert & Feldman, a division of PriceWaterhouseCoopers, where she was responsible for all financial transactions for high net worth clientele, was liaison for annual audits, general ledger reviews and annual tax preparation.

Ms. Bucci held the position of Director of Accounting and Contract Administration at Intercontinental Releasing Corporation (IRC), a Los Angeles based Motion Picture Distribution Company.  Ms. Bucci was responsible for all functions within the company’s accounting department, from financial statements and forecasting, to annual audits and corporate taxes. During her tenure with IRC, Ms. Bucci also designed and implemented a custom computerized availabilities system for the film rights of over 35 film properties distributed to foreign territories throughout the world. She was also responsible for the administration and facilitation of all client contracts, dealing heavily in foreign currencies and international import regulations.

Ms. Bucci attended the University of California at Berkley, majoring in Accounting.

Edward W. Withrow III, Chairman of the Board of Directors

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

Family Relationships

There are no family relationships among its directors or executive officers, with the exception of the following:

Mr. Edward W. Withrow, Jr. is the father of Mr. Edward W. Withrow III.

Involvement in Certain Legal Proceedings

The Company’s directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

During the calendar year 2013, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2013, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2013, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2013 and 2012.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)		($)		($)	($)	($)	($)
William B. Nesbitt (1)	2013	250,000	(1)	None	None		60,000	(1)	None	None	None	310,000
President, CEO, and Director	2012	174,167	(1)	None	75,000	(1)	60,000	(1)	None	None	None	309,167
Edward W. Withrow III (2)	2013	180,000	(2)	None	None		101,250	(2)	None	None	None	281,250
Chairman of the Board and Director	2012	180,000	(2)	None	None		101,250	(2)	None	None	None	281,250
John Ogden (3)	2013	None		None	None		None		None	None	150,000 (3)	150,000
Director	2012	None		None	37,500	(3)	None		None	None	None	37,500
Calli Bucci (4)	2013	49,500	(4)	None	None		None		None	None	None	49,500
CFO, Secretary	2012	61,200	(4)	None	None		7,500	(4)	None	None	None	68,700

(1)

Pursuant to Mr. Nesbitt’s employment agreement, he was granted 1,500,000 options, with a total value of $180,000.  As of December 31, 2013, $120,000 was vested.  In addition, during 2013, Mr. Nesbitt was granted the right to purchase 500,000 shares of the Company’s common stock, with a total value of $75,000.  As of December 31, 2013, $454,167 of Mr. Nesbitt’s salary was converted into a convertible note payable, due upon demand, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.07 per share.

(2)

Mr. Withrow was granted 750,000 options on April 19, 2011, with a total value of $202,500, of which $101,250 vested during 2012, and $101,250 vested during 2013.  In addition, pursuant to the Company’s consulting agreement with Huntington Chase Financial Group, for services provided by Mr. Withrow, $180,000 in consulting fees has been expensed in 2012 and 2013.  As of December 31, 2013, $692,500 in consulting fees owed under this agreement has been converted into a convertible note payable, due upon demand, accruing interest at 7% per annum, and convertible into the Company’s common stock at $0.07 per share.

(3)

During 2012, Mr. Ogden was granted the right to purchase 250,000 shares of the Company’s common stock, with a total value of $37,500.  In addition, Mr. Ogden provided consulting services to the Company through November 15, 2013, exclusive of his position as a member of the board of directors, for a consulting fee of $150,000.  On November 15, 2013, the consulting fee of $150,000 was converted into a convertible note payable, maturing November 15, 2015, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.08 per share.

(4)

On April 19, 2011, Ms. Bucci was granted 50,000 options, with a total value of $15,000, of which $7,500 vested in 2012.  In addition, on November 15, 2013, $72,067 in compensation owed to Ms. Bucci was converted into a convertible note payable, maturing November 15, 2015, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.08 per share.

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

On July 23, 2012, the Company, entered into a no-fault Settlement Agreement and Mutual Release effective July 20, 2012 (the “Agreement”) to settle all disputes between the Company and William N. Plamondon, III, the Company’s former Director, President and Chief Executive Officer, Erin Davis, Mr. Plamondon’s wife and the Company’s former Secretary, and R.I. Heller & Co., the corporation controlled by Mr. Plamondon. Pursuant to the Agreement, 1) 3,559,750 shares of the Company’s common stock owned by Mr. Plamondon and Ms. Davis, collectively, were cancelled; 2) Mr. Plamondon and Ms. Davis retained 1,000,000 shares and 500,000 shares, respectively; 3) all of the Company’s indebtedness for the services of Mr. Plamondon, in the amount of $847,142 was cancelled; and 4) all stock options awarded to Mr. Plamondon, Ms. Davis and their related parties were cancelled. All other terms of the Settlement Agreement are confidential.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, except for the Employment Agreement effective November 1, 2011 between the Company and William B. Nesbitt  and the consulting agreement dated October 21, 2009 between the Company and Huntington Chase, Ltd.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company’s executive officers acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

In September, 2009, the Company adopted the approved the 2009 Stock Option Plan ("the 2009 Plan"), wherein 20,000,000 restricted shares of common stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the 2009 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2013, the Company has granted options to purchase a total of 5,997,547 restricted shares of the Company’s common stock.

Stock Options/SAR Grants

No options were granted to the Company’s directors and officers during the years ended December 31, 2013 and 2012.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal years ended December 31, 2013 or 2012, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Options Granted	Number of Options Unexercisable	Number of Options Exercisable	Exercise Price	Expiration Date
Matrix Advisors, LLC	2,287,547		2,287,547	$0.250	10/1/2014
John Ogden	80,000		80,000	$0.473	6/30/2015
Edward W. Withrow Jr.	80,000		80,000	$0.473	6/30/2015
Shelley Meyers	80,000		80,000	$0.473	6/30/2015
Myles Lambert	60,000		60,000	$0.473	6/30/2015
Paul Christensen	50,000		50,000	$0.473	6/30/2015
Allen Scott	35,000		35,000	$0.473	6/30/2015
Norman Kunin	50,000		50,000	$0.473	6/30/2015
Edward W. Withrow III	750,000		750,000	$0.320	4/19/2016
William B. Nesbitt	1,500,000	500,000	1,000,000	$0.200	11/1/2016
Kyle Withrow	250,000		250,000	$0.320	4/19/2021
John Ogden	150,000		150,000	$0.320	4/19/2021
Edward W. Withrow Jr.	150,000		150,000	$0.320	4/19/2021
Shelley Meyers	150,000		150,000	$0.320	4/19/2021
Myles Lambert	100,000		100,000	$0.320	4/19/2021
Paul Christensen	100,000		100,000	$0.320	4/19/2021
Calli Bucci	50,000		50,000	$0.320	4/19/2021
Martin Blake	50,000		50,000	$0.320	4/19/2021
Rodolfo Madrigal	25,000		25,000	$0.320	4/19/2021
	5,997,547	500,000	5,497,547

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

On April 19, 2011 the Board of Directors, under the Company’s 2009 Stock Option Plan, granted qualified stock options to its Former Chief Executive Officer and its Chairman of the Board (“Ten Percent Holders”) to purchase 1,750,000 shares of its common stock for five years at $0.32 per share, qualified stock options to five of its employees (“Employee Options”) to purchase 775,000 shares of its common stock for ten years at $0.32, and qualified stock options to four of its directors (“Directors Options”) to purchase 500,000 shares of its common stock for ten years at $0.32, for a total grant of 3,025,000 stock options. Of the total options granted, 1,000,000 were granted to the Company’s Former Chief Executive Officer, which vested quarterly over a 12 month period at 250,000 shares per quarter. Of the total options granted, 750,000 were granted to the Company’s Chairman of the Board which vested quarterly over a 12 month period at 187,500 shares per quarter. Of the total options granted, 775,000 were granted to five employees, which vested quarterly over a 12 month period at 193,750 shares per quarter. Of the total options granted, 500,000 were granted to three directors which vested up to 450,000 at any time after the date of grant and 50,000 were granted to one director which vests up to 50,000 at any time after the date of grant.  The value of the options for the Ten Percent Holders, using the Black-Scholes valuation method is $0.27 per share or $472,500.  The 775,000 Employee Options and 500,000 Directors Options were valued at $0.30 per share or $382,500. The Company used the following assumptions in valuing the options: expected volatility 120%; expected term 5 years for the Ten Percent Holders and 10 years for the Employee Options and the Directors Options; expected dividend yield 0%, and risk-free interest rate of 1.97%. At April 19, 2011, the Company expensed $150,000 in stock option compensation for the 500,000 options vested any time after the date of grant, and recorded $705,000 of deferred stock option compensation for the balance of the options granted, for a total value of the options granted of $855,000. The Company fully expensed $855,000 in stock option compensation in 2011 and 2012.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for five years at an option price of $0.20 per share. The options vest quarterly over a three (3) year period at 125,000 shares per quarter.  The options have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $60,000 and $60,000 was expensed during the years ended December 31, 2013 and 2012, respectively.  There remained deferred stock option compensation in the amount of $60,000 and $120,000 as of December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013 and 2012, respectively, the Company expensed a total of $60,000 and $487,500 in stock option compensation. There remained $60,000 and $120,000 in deferred stock option compensation at December 31, 2013 and 2012, respectively.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director's fees or other cash compensation for services rendered as a director since the Company’s inception to December 31, 2013.

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

On January 30, 2012, certain directors of the Company were awarded the opportunity to purchase shares of the Company’s common stock at $0.001 per share as consideration for their performance over and above their duties as directors.  As a result, Mr. William Nesbitt purchased 500,000 shares of the Company’s common stock for $500 cash, Mr. John Ogden purchased 250,000 shares of the Company’s common stock for $250 cash, and Mr. Edward W. Withrow Jr. purchased 250,000 shares of the Company’s common stock for $250 cash. As a result, $75,000 in stock compensation was expensed for the 500,000 shares issued to Mr. Nesbitt, $37,500 in stock compensation was expensed for the 250,000 shares issued to Mr. Ogden, and $37,500 in stock compensation was expensed for the 250,000 shares issued to Mr. Withrow Jr.

Pension, Retirement or Similar Benefit Plans

As of December 31, 2013, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

The Company’s directors and certain officers have received stock options under the Company’s 2009 Stock Option Plan and may receive additional stock options at the discretion of the Company’s board of directors under the Plan in the future.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90401	3,613,741	[2]	12.70%
	750,000	[3]	ESOP
Palisades Management, LLC 860 Via De La Paz, Suite E-3A Pacific Palisades, CA 90272	1,700,000		6.32%

Maria K Sandoval 1327 Ocean Ave. Suite B Santa Monica, CA 90404	1,000,000	[2]	3.72%

William B. Nesbitt 549 Carcaba Road Saint Augustine, FL 32084	750,000		2.79%
	1,500,000	[4]	ESOP
John L. Ogden 675 Bering Drive, Suite 675 Houston, TX 77057	727,500		2.71%
	230,000	[3]	ESOP
Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	300,000		1.12%
	230,000	[3]	ESOP
Calli Bucci 1702 Delaware Avenue Santa Monica, CA 90404	212,500		0.79%
	50,000	[3]	ESOP
Martin Blake Harbor House, Forres Morayshire, UK IV36 3YE	50,000	[3]	ESOP

Total	8,203,741		30.51%
	2,810,000		ESOP

[1]

Based upon 26,884,740 shares issued and outstanding at March 31, 2014. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	5% shareholder M. Katsuka Sandoval by marriage to Edward W. Withrow III
[3]	Stock options granted under 2009 ESOP, fully vested
[4]	Stock options granted under 2009 ESOP, 1,000,000 vested

Directors and officers as a group (5 shareholders)	5,503,741		20.47%
More than 5% ownership (2 shareholders)	2,700,000		10.04%
Total	8,203,741		30.51%

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2013, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years.  The total consulting fees owing under this agreement at December 31, 2013 of $692,500 was converted to a convertible note payable at December 31, 2013.  The loan bears interest at a rate of seven percent (7%) per annum, is due upon demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share.  Accrued interest at December 31, 2013 was $51,204. On December 31, 2013, the note in its entirety, including accrued interest of $51,204, was assigned to Huntington Chase Financial Group, a company controlled by Mr. Withrow.

On November 1, 2011, the Company entered into an employment agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company. The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first nine months, increasing to $20,833 effective August 1, 2012.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. As of December 31, 2013, accrued compensation in the amount of $454,166, has been converted to a senior convertible note payable, accruing interest at a rate of five percent (5%) per annum, and is convertible into the Company’s common stock at a price of $0.07 per share.  Accrued interest at December 31, 2013 was $20,813.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $150,000 to John Ogden, a director of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a price of $0.08 per share. Accrued interest at December 31, 2013 was $945.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $72,067 to Call Bucci, the Company’s chief financial officer, for unpaid compensation.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a price of $0.08 per share. Accrued interest at December 31, 2013 was $454.

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of receipt of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

As at December 31, 2013, affiliates and related parties are due a total of $2,119.396, which is comprised of loans to the Company of $1,785,505, accrued interest of $136,731, accrued compensation of $151,755, and reimbursable expenses of $45,405.

The loans to the Company during 2013 increased by $1,007,546, due to an increase in cash loans from Huntington Chase Financial Group of $40,479, and an increase in unpaid compensation converted to notes payable of $967,067.

The Company’s unpaid compensation decreased by $307,767, due to a net increase in accrued compensation of$259,300 payable to Huntington Chase, Ltd., The Kasper Group, Ltd. and MJ Management, LLC, all related party creditors, and a net decrease of $567,067 in unpaid compensation converted into notes payable.

The Company’s reimbursable expenses increased by $33,996 during the year ended December 31, 2013.

During the year ended December 31, 2013, $64,956 of interest was accrued. As of December 31, 2013, accrued interest payable to related parties was $136,731.

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCQB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company currently acts with five directors, consisting of John L. Ogden, William B. Nesbitt, Edward W. Withrow III, Edward W. Withrow Jr., and Dr. Martin A. Blake. The Company has determined that Dr. Martin A. Blake is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2013 and 2012, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2013 $	2012 $
Audit Fees	14,250	34,830
Audit Related Fees	190	0
Tax Fees	-	-
All Other Fees	0	0
Total	14,440	34.830

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Letter of Intent between the Company and ACE Rent A Car, Inc. dated August 2, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006 as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006 as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008 as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008 as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split	Filed with the SEC on September 17, 2008 as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009 as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split	Filed with the SEC on June 11, 2009 as part of the Company’s Current Report on Form 8-K
3.8

Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between the Company’s wholly owned subsidiary, Ecological Acquisition Corp. and Ecologic Sciences, Inc.

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.9

Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, effective June 9, 2009 with respect to the merger between the Company’s wholly owned subsidiary, Ecological Acquisition Corp., and Ecologic Sciences, Inc.

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective as of April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1*	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of William B. Nesbitt	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of William B. Nesbitt	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ECOLOGIC TRANSPORTATION, INC.

Dated: April 15, 2014	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer, and Director

Dated: April 15, 2014	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ECOLOGIC TRANSPORTATION, INC.

Dated: April 15, 2014	/s/ William B. Nesbitt
William B. Nesbitt
President, Chief Executive Officer, and Director

Dated: April 15, 2014	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Secretary

Dated: April 15, 2014	/s/ Edward W. Withrow III
Edward W. Withrow III
Director

Dated: April 15, 2014	/s/ John L. Ogden
John L. Ogden
Director

Dated: April 15, 2014	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
Director

Dated: April 15, 2014	/s/ Martin A. Blake
Martin A. Blake
Director