Form 10-Q
period 2014-03-31
Ecologic Transportation, Inc.
filed 2014-05-16
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

26,884,740 common shares issued and outstanding as of May 13, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended March 31, 2014, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2014.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$384	$––
Total current assets	384	––

Stock holdings	173,691	120,619
Property and equipment, net	––	2,025
Other assets	5,800	5,800

TOTAL ASSETS	$179,875	$128,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$771,555	$767,061
Related party payables	69,670	197,160
Notes payable-short term convertible-related party	1,568,455	1,697,870
Notes payable-short term-other	222,580	215,923
Total current liabilities	2,632,260	2,878,014

Long-term liabilities
Notes payable-long term convertible-related party	250,205	224,366
Notes payable-long term convertible-other	907,546	500,000
Total long-term liabilities	1,157,751	724,366
Total liabilities	3,790,011	3,602,380

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,884,740 issued and outstanding as of March 31, 2014 and December 31, 2013	26,885	26,885
Additional paid in capital	6,212,448	6,197,448
Subscriptions receivable	(5)	(5)
Deficit accumulated during the development stage	(10,010,742)	(9,806,470)
Accumulated comprehensive income loss	161,278	108,206
Total stockholders' deficit	(3,610,136)	(3,473,936)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$179,875	$128,444

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative from
			December 16, 2008
	For the three months ended		(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Revenue	$5,375	$206	$7,247
Cost of sales	3,162	170	4,184
Gross profit	2,213	36	3,063

General and administrative expenses	163,792	232,040	9,190,597

Operating loss	(161,579)	(232,004)	(9,187,534)

Interest expense	(39,373)	(19,451)	(387,394)
Interest income	––	8	203
Loss on disposal of asset	(1,925)		(1,925)
Loss on EV Transportation, Inc. settlement	––	––	(350,000)
Net loss from continuing operations	(202,877)	(251,447)	(9,926,650)

Net loss from discontinued operations, net of tax	(1,395)	(989)	(84,092)

Net loss	$(204,272)	$(252,436)	(10,010,742)

Comprehensive income (loss):
Loss on foreign currency exchange	––	––	(351)
Unrealized gain on securities	53,072	––	161,629

Net loss and comprehensive income (loss)	$(151,200)	$(252,436)	$(9,849,464)

Net loss per share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)

Weighted average common shares outstanding,- basic and diluted	26,884,740	26,674,740

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative From
			December 16, 2008
	For the three months ended		(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash flow from operating activities:
Net loss	$(204,272)	$(252,436)	$(10,010,742)
Net loss from discontinued operations	1,395	989	84,092
Net loss from continuing operations	(202,877)	(251,447)	(9,926,650)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation/amortization of deferred compensation	15,000	60,000	3,891,755
Stock issued for EV Transportation, Inc settlement	––	––	350,000
Accruals converted to related party loans	131,500	62,500	1,676,234
Depreciation	100	150	1,100
Bad debt expense	––	––	350
Loss on disposal of asset	1,925	––	1,925
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	––	(3,266)	15,936
Increase in other assets	––	––	(4,063)
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	39,733	24,126	1,239,733
Increase in due to related parties	15,003	69,768	975,564
Net cash provided by (used in) operating activities	384	(38,169)	(1,778,116)

Cash flow from investing activities:
Cash received in reverse merger	––	––	10,448
Purchase of equipment	––	––	(3,025)
Net cash provided by investing activities	––	––	7,423

Cash flow from financing activities:
Proceeds from related party loans	––	17,300	892,555
Proceeds from notes payable	––	––	284,500
Contributed capital	––	––	710
Issuance of capital stock for cash	––	––	522,885
Common stock subscriptions received	––	––	6,049
Net cash provided by financing activities	––	17,300	1,706,699

Net cash used in continuing operations	384	(20,869)	(63,994)

Discontinued operations:
Net cash provided by operating activities	––	403	64,978
Net cash used in investing activities	––	––	(600)

Net cash provided by discontinued operations	––	403	64,378

Net increase (decrease) in cash	384	(20,466)	384

Cash - beginning of period	––	23,387	––

Cash - end of period	$384	$2,921	$384

NON-CASH ACTIVITIES
Recapitalization for reverse acquisition	$––	$––	$(31,908)
Conversion of related party payable to note payable	$131,500	$62,500	$1,646,234
Conversion of debt into common stock	$––	$––	$637,125
Cancellation of debt	$––	$––	$847,142
Restricted stock issued in settlement	$––	$––	$350,000
Common stock subscriptions receivable	$––	$––	$(6,054)
Reduction in equity due to spin-off	$––	$––	$(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$––	$28,033
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

As of March 31, 2014, the Company held 12,061,854 shares of AZFL common stock (the EGCT shares). Management’s intent is to distribute the EGCT shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,010,742, and a working capital deficit of $2,631,876, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ecologic Products, Inc. and Ecologic Car Rentals, Inc.  All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Comprehensive Loss: ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2013, the Company has not commenced its principal operations and, therefore, has not recognized any revenue.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

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

Fair Value Measurements: Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
•	Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company is evaluating the effect, if any, adoption of ASU No. 2013-11 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard.

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

As of March 31, 2014 and December 31, 2013, the Company held 12,061,854 shares of AZFL common stock (the “AZFL Shares”) with a fair value of $173,691 and $120,619, respectively. Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Office equipment	$3,025	$3,025
Accumulated depreciation	(1,100)	(1,000)
Property and equipment, net, before disposals	1,925	2,025
Less: disposal of equipment	(1,925)	––
Property and equipment, net	$––	$2,025

On March 1, 2014, the Company disposed of its equipment, valued at $0, and recognized a loss in the amount of $1,925.

Depreciation expense totaled $100 and $150 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5. NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2014	December 31, 2013
Skyy Holdings, Ltd.	$191,575	$185,411
Prominence Capital LLC	31,005	30,512
Total notes payable-short term	222,580	215,923

The Kasper Group	199,054	––
Matrix Advisors LLC	506,164	500,000
Adrian Peglar	101,164	––
Paul Burke	101,164	––
Total notes payable-long term-convertible	907,546	500,000
Total notes payable	$1,130,126	$715,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of March 31, 2014, the note remains outstanding and no demand has been made for repayment.  Accrued interest at March 31, 2014 and December 31, 2013 was $91,575 and $85,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of March 31, 2014, the note remains outstanding, and no demand has been made for repayment. Accrued interest at March 31, 2014 and December 31, 2013 was $6,005 and $5,512, respectively.

On December 31, 2011, the Company issued a Promissory Note to The Kasper Group, a former related party, in the principal amount of $49,000 for consulting services rendered to the Company. On March 31, 2014, a modification to the note was made to 1) increase the principal amount by $139,755 for additional services rendered to the Company between January 1, 2012 and June 30, 2013; and 2) to provide a conversion feature, whereby the note is convertible into the Company’s common stock at a strike price of $0.07 per share.  The note bears interest at a rate of 7% per annum, and is due within one (1) year of written demand. Accrued interest at March 31, 2014 was $10,299.

On December 31, 2013, the Company issued a Convertible Promissory Note to Matrix Advisors, LLC, in the principal amount of $500,000 for advisory services rendered to the Company.  The note bears interest at a rate of 5% per annum, is due within 2 years, and is convertible into the Company’s common stock at a price of $0.25 per share. Accrued interest at March 31, 2014, was $6,164.

On January 5, 2014, Huntington Chase Financial Group, a related party, assigned $100,000 of its Convertible Note Payable to Adrian Peglar, a non-related party.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at March 31, 2014, was $1,164.

On January 5, 2014, Huntington Chase Financial Group, a related party, assigned $100,000 of its Convertible Note Payable to Paul Burke, a non-related party.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at March 31, 2014, was $1,164.

Accrued interest on notes payable at March 31, 2014 and December 31, 2013 was $116,371 and $90,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years. On January 1, 2014, the party under which the consulting services are provided was modified to Huntington Chase Financial Group. The total consulting fees owing under this agreement at March 31, 2014 and December 31, 2013, of $737,500 and $692,500, respectively,  was converted to a loan payable. On December 31, 2013, the principal amount of the note was modified to include cash loans made to the Company in the amount of $213,859, and the note in its entirety, including accrued interest of $51,204, was assigned to Huntington Chase Financial Group. On January 5, 2014, $200,000 of the principal was assigned to certain non-related parties (Note 5).  As a result, the principal amount of the note was modified from $906,759 at December 31, 2013 to $751,359 as of March 31, 2014. The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at March 31, 2014 and December 31, 2013, was $90,079 and $77,696, respectively.

On December 31, 2013, the Company issued a modification to consolidate all Promissory Notes payable to Huntington Chase Ltd. for cash loans made to the Company’s subsidiary, Ecologic Products, Inc., in the aggregate principal sum of $153,912, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at March 31, 2014 and December 31, 2013, was $30,025 and $27,369, respectively.

On November 1, 2011, the Company entered into an Employment Agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first nine months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation under the Agreement shall be converted to a Senior Note Payable on a monthly basis. As of March 31, 2014 and December 31, 2013, accrued compensation in the amount of $516,666 and $454,166, respectively, has been converted into a Convertible Senior Promissory Note which bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock at a strike price of $0.07 per share..  Accrued interest at March 31, 2014 and December 31, 2013, was $26,413 and $20,813, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $150,000 to John Ogden, a director of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a strike price of $0.08 per share. Accrued interest at March 31, 2014 and December 31, 2013, was $2,795 and $945, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $72,067 to Call Bucci, the Company’s chief financial officer, for unpaid compensation.  On March 31, 2014, the note was modified to increase the principal by $24,000 for additional unpaid compensation. The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a strike price of $0.08 per share. Accrued interest at March 31, 2014 and December 31, 2013, was $1,343 and $454, respectively.

Related party transactions consists of the following:

	March 31, 2014	December 31, 2013
Loans to the Company	$1,668,005	$1,785,505
Accrued interest	150,655	136,731
Total related party loans	1,818,660	1,922,236

Accrued compensation	––	151,755
Reimbursable expenses	69,670	45,405
Total related party payable	69,670	197,160
Total related party transactions	$1,888,330	$2,119,396

Related party loans consist of the following convertible notes payable at March 31, 2014:

Related Party	Principal	Annual Interest Rate	Accrued Interest	Conversion Price	Term/Due

Huntington Chase Financial Group	$905,272	7%	$$120,104	$0.07	1 yr from demand
William Nesbitt	516,666	5%	26,413	$0.07	Equity funding
John Ogden	150,000	5%	2,795	$0.08	11/15/15
Calli Bucci/MJ Management LLC	96,067	5%	1,343	$0.08	11/15/15
Total	$1,668,005		$150,655

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

As at March 31, 2014 and December 31, 2013, respectively, affiliates and related parties are due a total of $1,888,330 and $2,119,396, which is comprised of loans to the Company of $1,668,005 and $1,785,505, accrued interest of $150,655 and $136,731, accrued compensation of $0 and $151,755, and reimbursable expenses of $69,670 and $45,405, for a net decrease of $231,066.

The Company’s decrease in loans to the Company of $68,500 is due to an increase in unpaid compensation owed to Huntington Chase Financial Group, William Nesbitt and. and Calli Bucci/MJ Management, LLC, all related party creditors, in the amount of $131,500 which has been converted to convertible notes payable; and a decrease of $200,000 resulting from the assignment of debt to non-related parties (Note5).

The Company’s decrease in unpaid compensation of $151,755 is due to unpaid compensation converted into notes payable, of which $139,755 was transferred to non-related party notes payable (Note 5).

The Company’s expenses reimbursable to related parties increased by $24,265 and $33,996 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

During the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, $13,924 and $64,956 of interest was accrued. As of March 31, 2014 and December 31, 2013, accrued interest payable to related parties was $150,655 and $136,731, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years (36 months) for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three (3) years from September 1, 2009. The options were fully vested as of September 1, 2010. The Matrix consulting agreement expired September 1, 2012. As of March 31, 2014, the Company has accrued $370,000 in consulting fees owed under this agreement.

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

During the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, a total of $0 and $120,000 in deferred stock compensation was expensed. No deferred stock compensation expense remains.

As of March 31, 2014 and December 31, 2013, the Company had 26,884,740 shares of common stock issued and outstanding.

NOTE 9. WARRANTS AND OPTIONS

As of March 31, 2014 and December 31, 2013, the Company has no warrants and 5,947,547 and 5,997,547 options issued and outstanding, respectively.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for 5 years at an option price of $0.20 per share. The options, which vest quarterly over a three (3) year period at 125,000 shares per quarter, have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $15,000 and $60,000 was expensed during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  There remained deferred stock option compensation in the amount of $45,000 and $60,000 as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, 50,000 stock options issued in 2010 were cancelled.

During the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, the Company expensed a total of $15,000 and $60,000 in stock option compensation. There remained $45,000 and $60,000 in deferred stock option compensation at March 31, 2014 and December 31, 2013, respectively.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	0.50	$571,887	$0.25
$0.473	385,000	1.25	182,105	$0.37
$0.320	750,000	2.00	240,000	$0.35
$0.320	1,025,000	7.00	328,000	$0.35
$0.200	1,500,000	2.75	300,000	$0.31
	5,947,547		$1,621,992	$0.31

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2013	5,997,547	$0.31
Issued	––	––
Exercised	––	––
Expired / Cancelled	50,000	––
Outstanding at March 31, 2014	5,947,547	$0.31

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $84,092 through March 31, 2014.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of March 31, 2014 and December 31, 2013, the Company had the following assets and liabilities relating to its discontinued operations:

	March 31, 2014	December 31, 2013
Assets
Intercompany advances	$72,302	$72,302

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$156,394	$154,999
Net assets of discontinued operations	$84,092	$82,697

The results of discontinued operations are summarized as follows:	For the three months ended March 31, 2014	Cumulative from September 1, 2009 to March 31, 2014
Revenue	$––	$1,192,191
Cost of goods sold	––	1,168,796
Gross profit	––	23,395
General and administrative expenses	––	(91,200)
Interest expense	(1,395)	(16,587)
Gain on sale of equipment	––	300
Net loss from discontinued operations	$(1,395)	$(84,092)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2014 and December 31, 2013, are presented below:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$3,288,000	$3,219,000
Less valuation allowance	(3,288,000)	(3,219,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$28,000	$27,000
Less valuation allowance	(28,000)	(27,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Three months ended	Year ended
	March 31, 2014	December 31, 2013
Income (loss) before taxes:
Continuing operations	$(202,777)	$(1,542,747)
Discontinued operations	(1,395)	(4,010)
Total Income (loss) before taxes	(204,172)	(1,546,757)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$52,000	$489,000
Non-recognizable income	18,000	37,000
Non-deductible expenses	––	––
Change in valuation allowance	(70,000)	(526,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $69,000 and $526,000 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

As of March 31, 2014, the Company had cumulative net operating loss carryforwards of approximately $9,751,000, and $7,729,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of March 31, 2014 and December 31, 2013.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period April 1, 2014 through May 15, 2014, the Company increased its loans from related parties by $75,887, from a total of $1,888,330 at March 31, 2014 to $1,964,217 at May 15, 2014. The increase represents a net increase in convertible notes payable of $54,833 resulting from an increase in compensation converted to notes payable; an increase in reimbursable expenses of $12,711; and an increase in accrued interest of $8,343.  The loans bear interest at the rates of 5 to 7 percent per annum, are unsecured, are payable within one (1) year of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

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

The Company’s unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

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

As of March 31, 2014, the Company’s primary operations in the car rental business are still in the development stage.

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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2014, which are included herein.

	For the three months ended		December 16, 2008 (inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Revenue	$5,375	$206	$7,247

Cost of Sales	$3,162	$170	$4,184

Gross profit	$2,213	$36	$3,063

General and administrative expenses	$163,792	$232,040	$9,190,597

Interest expense	$(39,373)	$(19,451)	$(387,394)

Interest income	$––	$8	$203

Loss on disposal of asset	$(1,925)	$––	$(1,925)

Loss on EV Transportation, Inc. settlement	$––	$––	$(350,000)

Loss from continuing operations	$(202,877)	$(251,447)	$(9,926,650)

Loss from discontinued operations, net of tax	$(1,395)	$(989)	$(84,092)

Net loss	$(204,272)	$(252,436)	$(10,010,742)

Loss on foreign currency exchange	$––	$––	$(351)

Unrealized gain on securities	$53,072	$––	$161,629

Net comprehensive income (loss)	$53,072	$––	$108,206

Net loss and comprehensive loss	$(151,200)	$(252,436)	$(9,849,464)

Revenue

For the three month period ended March 31, 2014 and 2013, respectively, revenue in the amount of $5,375 and $206 consisted of limited sales of car washing products to third-party retailers for product testing.

As a development stage company, the Company has not yet launched its major business activity, which is an environment-friendly car rental business.

Cost of sales

For the three month period ended March 31, 2014 and 2013, respectively, cost of sales in the amount of $3,162 and $170 consisted of limited purchases of car washing products from wholesale manufacturer.

An increase in sales and related costs of sales resulted in an increase in gross profit for the current period of $2,177 compared to $36 for the same period last year.

General and Administrative Expenses

	For the three months ended
	March 31,
	2014	2013	Variance
Amortization of stock options granted	$15,000	$15,000	$––
Stock compensation/amortization of deferred stock compensation	––	45,000	(45,000)
Legal, accounting and professional fees	14,763	19,261	(4,498)
Management consulting services	107,500	122,500	(15,000)
Office supplies and miscellaneous expenses	9,729	14,079	(4,350)
Rent expense	16,800	16,200	600
Total general and administrative expenses	$163,792	$232,040	$(68,248)

General and administrative expenses in the amount of $163,792 for the three months ended March 31, 2014, were comprised of $15,000 of amortization of stock options, $14,763 of legal and accounting fees, $107,500 of consulting, $9,729 of office overhead and other general and administrative expenses, and $16,800 of rent expense.

General and administrative expenses in the amount of $232,040 for the three months ended March 31, 2013, were comprised of $15,000 of amortization of stock options, $45,000 of amortization of stock compensation, $19,261 of legal and accounting fees, $122,500 of consulting, $14,079 of office overhead and other general and administrative expenses, and $16,200 of rent expense.

.

General and administrative expenses for the three month period ended March 31, 2014 were $163,792 as compared to $232,040 for the three month period ended March 31, 2013, which resulted in a decrease in general and administrative expenses for the current period of $68,248.

Significant changes in general and administrative expenses for the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013, were attributable to the following items:

•

a decrease in amortization of deferred stock compensation of $45,000, due to certain deferred compensation fully expensed in the prior period, resulting in no expense in the current period;

•

a decrease in legal, accounting and professional fees of $4,498, primarily due to a decrease in audit costs of $2,977 resulting from a change in audit firms; and a decrease in miscellaneous legal and  accounting services of $1,521;

•

a decrease in management consulting fees of $15,000, due to a change in management in the prior period, resulting in no expense in the current period;

•

a decrease in other general and administrative expenses of $3,750, due to a decrease in in office supplies and miscellaneous expenses of $4,350; and an increase in rent of $600.

General and administrative expenses for the three month period ended March 31, 2014 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Net Loss

During the three months ended March 31, 2014, the Company incurred a net loss from continuing operations of $202,877 compared with a net loss from continuing operations of $251,447 for the three months ended March 31, 2013. The decrease in net loss of $48,570 is attributable to an increase in revenue of $5,169, an increase in cost of goods sold of $2,992, a decrease in general and administrative expenses of $68,248, an increase in interest expense of $19,922, a decrease in interest income of $8, and an increase in loss from disposal of asset of $1,925.

Liquidity and Capital Resources

Working capital
	March 31, 2014	December 31, 2013	Increase (decrease)
Current assets	$384	$––	$384
Current liabilities	2,632,260	2,878,014	(245,754)
Working capital (deficit)	$(2,631,876)	$(2,878,014)	$246,138

As of March 31, 2014, the Company had cash in the amount of $384, compared to $0 as of December 31, 2013.

The Company had a working capital deficit of $2,631,876 as of March 31, 2014, compared to a working capital deficit of $2,878,014 at December 31, 2013.  The decrease in working capital deficit of $246,138 is primarily attributable to an increase in cash of $384; an increase in accounts payable and accrued expenses of $4,494; a decrease in related party payable of $127,490; a decrease in short term convertible notes payable of $129,415; and an increase in other short term notes payable of $6,657.

Cash Flows	For the three months ended
	March 31, 2014	March 31, 2013
Net cash provided by (used in) operating activities	$384	$(38,169)
Net cash provided by investing activities	––	––
Net cash provided by financing activities	––	17,300
Net cash provided by (used in) continuing operations	384	(20,869)
Net cash provided by discontinued operations	––	403
Net increase (decrease) in cash	$384	$(20,466)

Cash Flows from Operating Activities

During the three months ended March 31, 2014, the Company was provided with $384 of cash flow for operating activities, compared with using $38,169 of cash flow for operating expenses for the three months ended March 31, 2013. The increase in cash provided by operating activities of $38,553 is primarily attributable to a reduction in the net loss from operations of $48,570, a decrease in stock option amortization of $45,000, an increase in accruals converted to related party loans of $69,000, a decrease in depreciation of $50, a decrease in accounts receivable, an increase in accounts payable and accrued expenses of $15,607, and a decrease in related party payables of $54,765.

Cash Flows from Investing Activities

During the three months ended March 31, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, the Company had no cash flows from financing activities, compared with $17,300 during the three months ended March 31, 2013. The decrease in cash flows provided by financing activities of $17,300 is attributable to a decrease in related party loans.

As at March 31, 2014, affiliates and related parties are due a total of $1,888,330, which is comprised of loans to the Company of $1,668,005, accrued interest of $150,655, and reimbursable expenses of $69,670. During the three months ended March 31, 2014, loans to the Company decreased by $68,500, accrued interest increased by $13,924, unpaid compensation decreased by $151,755 and reimbursable expenses increased by $24,625.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.07 to $0.08 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,010,742, and a working capital deficit of $2,631,876, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the unaudited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2014, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective as of April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of William B. Nesbitt	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of William B. Nesbitt	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ECOLOGIC TRANSPORTATION, INC.

Dated: May 16, 2014	/s/ William B. Nesbitt
William B. Nesbitt

Dated: May 16, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer