Form 10-Q
period 2014-06-30
Ecologic Transportation, Inc.
filed 2014-08-19
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

26,884,740 common shares issued and outstanding as of August 19, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the six month period ended June 30, 2014, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2014.

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS

Stock holdings	$36,186	$120,619
Property and equipment, net	––	2,025
Other assets	5,800	5,800

TOTAL ASSETS	$41,986	$128,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$767,676	$767,061
Related party payables	98,428	197,160
Notes payable-short term convertible-related party	1,698,195	1,697,870
Notes payable-short term-other	229,312	215,923
Total current liabilities	2,793,611	2,878,014

Long-term liabilities
Notes payable-long term convertible-related party	265,272	224,366
Notes payable-long term convertible-other	919,568	500,000
Total long-term liabilities	1,184,840	724,366
Total liabilities	3,978,451	3,602,380

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,884,740 issued and outstanding as of June 30, 2014 and December 31, 2013	26,885	26,885
Additional paid in capital	6,227,448	6,197,448
Subscriptions receivable	(5)	(5)
Deficit accumulated during the development stage	(10,214,566)	(9,806,470)
Accumulated comprehensive income loss	23,773	108,206
Total stockholders' deficit	(3,936,465)	(3,473,936)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,986	$128,444

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative from
					December 16, 2008
	For the three months ended		For the six months ended		(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
Revenue	$––	$––	$5,375	$206	$7,247
Cost of sales	––	––	3,162	170	4,184
Gross profit	––	––	2,213	36	3,063

General and administrative expenses	158,678	223,177	322,470	455,217	9,349,275

Operating loss	(158,678)	(223,177)	(320,257)	(455,181)	(9,346,212)

Interest expense	(44,059)	(21,106)	(83,432)	(40,557)	(431,453)
Interest income	––	––	––	8	203
Loss on disposal of asset	––	––	(1,925)	––	(1,925)
Loss on settlement	––	––	––	––	(350,000)
Net loss from continuing operations	(202,737)	(244,283)	(405,614)	(495,730)	(10,129,387)

Net loss from discontinued operations, net of tax	(1,087)	(999)	(2,482)	(1,988)	(85,179)

Net loss	$(203,824)	$(245,282)	(408,096)	(497,718)	(10,214,566)

Comprehensive income (loss):
Loss on foreign currency exchange	––	––	––	––	(351)
Unrealized gain on securities	(137,505)	––	(84,433)	––	24,124

Net loss and comprehensive income (loss)	$(341,329)	$(245,282)	$(492,529)	$(497,718)	$(10,190,793)

Net loss per share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Discontinued operations	$(0.00)	$––	$(0.00)	$(0.00)

Weighted average common shares outstanding,- basic and diluted	26,884,740	26,674,740	26,884,740	26,674,740

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative From
			December 16, 2008
	For the six months ended		(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash flow from operating activities:
Net loss	$(408,096)	$(497,718)	$(10,214,566)
Net loss from discontinued operations	2,482	989	85,179
Net loss from continuing operations	(405,614)	(496,729)	(10,129,387)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation/amortization of deferred compensation	30,000	120,000	3,906,755
Stock issued in settlement	––	––	350,000
Accruals converted to related party loans	251,000	125,000	1,795,734
Depreciation	100	300	1,100
Bad debt expense	––	––	350
Loss on disposal of asset	1,925	––	1,925
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	––	––	15,936
Increase in other assets	––	800	(4,063)
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	75,761	44,467	1,275,761
Increase in due to related parties	46,828	153,374	1,007,389
Net cash provided by (used in) operating activities	––	(52,788)	(1,778,116)

Cash flow from investing activities:
Cash received in reverse merger	––	––	10,448
Purchase of equipment	––	––	(3,025)
Net cash provided by investing activities	––	––	7,423

Cash flow from financing activities:
Proceeds from related party loans	––	28,300	892,555
Proceeds from notes payable	––	––	284,500
Contributed capital	––	––	710
Issuance of capital stock for cash	––	––	522,885
Common stock subscriptions received	––	––	6,049
Net cash provided by financing activities	––	28,300	1,706,699

Net cash used in continuing operations	––	(24,488)	(64,378)

Discontinued operations:
Net cash provided by operating activities	––	1,402	64,978
Net cash used in investing activities	––	––	(600)

Net cash provided by discontinued operations	––	1,402	64,378

Net increase (decrease) in cash	––	(23,086)	––

Cash - beginning of period	––	23,387	––

Cash - end of period	$––	$301	$––

NON-CASH ACTIVITIES
Recapitalization for reverse acquisition	$––	$––	$(31,908)
Conversion of related party payable to note payable	$251,000	$125,000	$1,765,734
Conversion of debt into common stock	$––	$––	$637,125
Cancellation of debt	$––	$––	$847,142
Restricted stock issued in settlement	$––	$––	$350,000
Common stock subscriptions receivable	$––	$––	$(6,054)
Reduction in equity due to spin-off	$––	$––	$(60,000)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$––	$28,033
Income taxes paid	$––	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

ECOLOGIC TRANSPORTATION, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

As of June 30, 2014, the Company held 12,061,854 shares of AZFL common stock (the EGCT shares). Management’s intent is to distribute the EGCT shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,214,566, and a working capital deficit of $2,793,611, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at June 30, 2014, the Company has not commenced its principal operations.

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

As of June 30, 2014 and December 31, 2013, the Company held 12,061,854 shares of AZFL common stock (the “AZFL Shares”) with a fair value of $36,186 and $120,619, respectively. Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Office equipment	$3,025	$3,025
Accumulated depreciation	(1,100)	(1,000)
Property and equipment, net, before disposals	1,925	2,025
Less: disposal of equipment	(1,925)	––
Property and equipment, net	$––	$2,025

On March 1, 2014, the Company disposed of its equipment, valued at $0, and recognized a loss in the amount of $1,925.

Depreciation expense totaled $100 and $300 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5. NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2014	December 31, 2013
Skyy Holdings, Ltd.	$197,808	$185,411
Prominence Capital LLC	31,504	30,512
Total notes payable-short term	229,312	215,923

The Kasper Group	202,349	––
Matrix Advisors LLC	512,397	500,000
Adrian Peglar	102,411	––
Paul Burke	102,411	––
Total notes payable-long term-convertible	919,568	500,000
Total notes payable	$1,148,880	$715,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of June 30, 2014, the note remains outstanding and no demand has been made for repayment.  Accrued interest at June 30, 2014 and December 31, 2013 was $97,808 and $85,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of June 30, 2014, the note remains outstanding, and no demand has been made for repayment. Accrued interest at June 30, 2014 and December 31, 2013 was $6,504 and $5,512, respectively.

On December 31, 2011, the Company issued a Promissory Note to The Kasper Group, a former related party, in the principal amount of $49,000 for consulting services rendered to the Company. On June 30, 2014, a modification to the note was made to 1) increase the principal amount by $139,755 for additional services rendered to the Company between January 1, 2012 and June 30, 2013; and 2) to provide a conversion feature, whereby the note is convertible into the Company’s common stock at a strike price of $0.07 per share.  The note bears interest at a rate of 7% per annum, and is due within one (1) year of written demand. Accrued interest at June 30, 2014 was $13,594.

On December 31, 2013, the Company issued a Convertible Promissory Note to Matrix Advisors, LLC, in the principal amount of $500,000 for advisory services rendered to the Company.  The note bears interest at a rate of 5% per annum, is due within 2 years, and is convertible into the Company’s common stock at a price of $0.25 per share. Accrued interest at June 30, 2014, was $12,397.

On January 5, 2014, Huntington Chase Financial Group, a related party, assigned $100,000 of its Convertible Note Payable to Adrian Peglar, a non-related party.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at June 30, 2014, was $2,411.

On January 5, 2014, Huntington Chase Financial Group, a related party, assigned $100,000 of its Convertible Note Payable to Paul Burke, a non-related party.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at June 30, 2014, was $2,411.

Accrued interest on notes payable at June 30, 2014 and December 31, 2013 was $135,125 and $90,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years. On January 1, 2014, the party under which the consulting services are provided was modified to Huntington Chase Financial Group. The total consulting fees owing under this agreement at March 31, 2014 and December 31, 2013, of $737,500 and $692,500, respectively,  was converted to a loan payable. On December 31, 2013, the principal amount of the note was modified to include cash loans made to the Company in the amount of $213,859, and the note in its entirety, including accrued interest of $51,204, was assigned to Huntington Chase Financial Group. On January 5, 2014, the note was modified to assign $200,000 of the principal to certain non-related parties (Note 5).  On June 30, 2014, the note was further modified to 1) increase the principal amount by $45,000 to include additional unpaid compensation; and 2) change the conversion strike price from $0.07 to $0.05.  The note, with a modified principal balance of $796,359 at June 30, 2014, bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock. Accrued interest at June 30, 2014 and December 31, 2013, was $103,193 and $77,696, respectively.

On December 31, 2013, the Company issued a modification to consolidate all Promissory Notes payable to Huntington Chase Ltd. for cash loans made to the Company’s subsidiary, Ecologic Products, Inc., in the aggregate principal sum of $153,912, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at June 30, 2014 and December 31, 2013, was $32,711 and $27,369, respectively.

On November 1, 2011, the Company entered into an Employment Agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first nine months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation under the Agreement shall be converted to a Senior Note Payable on a monthly basis. As of March 31, 2014 and December 31, 2013, accrued compensation in the amount of $516,666 and $454,166, respectively, has been converted into a Convertible Senior Promissory Note which bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock. On June 30, 2014, the note was further modified to 1) increase the principal amount to $579,166, to include $62,500 in additional unpaid compensation; and 2) change the conversion strike price from $0.07 to $0.05.  Accrued interest at June 30, 2014 and December 31, 2013, was $32,853 and $20,813, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $150,000 to John Ogden, a director of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock at a strike price of $0.08 per share. Accrued interest at June 30, 2014 and December 31, 2013, was $4,664 and $945, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $72,067 to Call Bucci, the Company’s chief financial officer, for unpaid compensation.  Modifications to the note have been made through June 30, 2014, to 1) increase the principal to $108,067, to include $36,000 in additional unpaid compensation and 2) to change the conversion strike price from $0.08 to $0.05. The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. Accrued interest at June 30, 2014 and December 31, 2013, was $2,540 and $454, respectively.

Related party transactions consists of the following:

	June 30, 2014	December 31, 2013
Loans to the Company	$1,787,505	$1,785,505
Accrued interest	175,961	136,731
Total related party loans	1,963,466	1,922,236

Accrued compensation	––	151,755
Reimbursable expenses	98,428	45,405
Total related party payable	98,428	197,160
Total related party transactions	$2,061,894	$2,119,396

Related party loans consist of the following convertible notes payable at June 30, 2014:

Related Party	Principal	Annual Interest Rate	Accrued Interest	Conversion Price	Term/Due

Huntington Chase Financial Group	$950.272	7%	$$135,904	$0.05	1 yr from demand
William Nesbitt	579,166	5%	32,853	$0.05	Equity funding
John Ogden	150,000	5%	4,664	$0.08	11/15/15
Calli Bucci/MJ Management LLC	108,067	5%	2,540	$0.05	11/15/15
Total	$1,787,505		$175,961

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.05 to $0.08 per share.

As at June 30, 2014 and December 31, 2013, respectively, affiliates and related parties are due a total of $2,061,894 and $2,119,396, which is comprised of loans to the Company of $1,787,505 and $1,785,505, accrued interest of $175,961 and $136,731, accrued compensation of $0 and $151,755, and reimbursable expenses of $98,428 and $45,405, for a net decrease of $57,502.

The Company’s increase in loans to the Company of $2,000 is due to an increase in unpaid compensation owed to Huntington Chase Financial Group, William Nesbitt and. and Calli Bucci/MJ Management, LLC, all related party creditors, in the amount of $251,000 which has been converted to convertible notes payable; and a decrease of $249,000 resulting from the assignment/reclassification of debt to non-related parties.

The Company’s decrease in unpaid compensation of $151,755 is due to unpaid compensation converted into notes payable, of which $139,755 was transferred to non-related party notes payable (Note 5).

The Company’s expenses reimbursable to related parties increased by $53,022 and $33,996 during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

During the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, $39,230 and $64,956 of interest was accrued. As of June 30, 2014 and December 31, 2013, accrued interest payable to related parties was $175,961 and $136,731, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years (36 months) for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three (3) years from September 1, 2009. The options were fully vested as of September 1, 2010. The Matrix consulting agreement expired September 1, 2012. As of June 30, 2014, the Company has accrued $370,000 in consulting fees owed under this agreement.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, a total of $0 and $120,000 in deferred stock compensation was expensed. No deferred stock compensation expense remains.

As of June 30, 2014 and December 31, 2013, the Company had 26,884,740 shares of common stock issued and outstanding.

NOTE 9. WARRANTS AND OPTIONS

As of June 30, 2014 and December 31, 2013, the Company has no warrants and 5,947,547 and 5,997,547 options issued and outstanding, respectively.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 1,500,000 shares of its common stock for 5 years at an option price of $0.20 per share. The options, which vest quarterly over a three (3) year period at 125,000 shares per quarter, have been valued using the Black-Scholes valuation method at $0.12 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90%.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $30,000 and $60,000 was expensed during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.  There remained deferred stock option compensation in the amount of $30,000 and $60,000 as of June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, 50,000 stock options issued in 2010 were cancelled.

During the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, the Company expensed a total of $30,000 and $60,000 in stock option compensation. There remains $30,000 and $60,000 in deferred stock option compensation at June 30, 2014 and December 31, 2013, respectively.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$0.250	2,287,547	0.25	$571,887	$0.25
$0.473	385,000	1.00	182,105	$0.37
$0.320	750,000	1.75	240,000	$0.35
$0.320	1,025,000	6.75	328,000	$0.35
$0.200	1,500,000	2.50	300,000	$0.31
	5,947,547		$1,621,992	$0.31

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2013	5,997,547	$0.31
Issued	––	––
Exercised	––	––
Expired / Cancelled	(50,000)	––
Outstanding at June 30, 2014	5,947,547	$0.31

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $85,179 through June 30, 2014.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of June 30, 2014 and December 31, 2013, the Company had the following assets and liabilities relating to its discontinued operations:

	June 30, 2014	December 31, 2013
Assets
Intercompany advances	$72,302	$72,302

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$157,481	$154,999
Net assets of discontinued operations	$85,179	$82,697

The results of discontinued operations are summarized as follows:	For the six months ended June 30, 2014	Cumulative from September 1, 2009 to June 30, 2014
Revenue	$––	$1,192,191
Cost of goods sold	––	1,168,796
Gross profit	––	23,395
General and administrative expenses	––	(91,200)
Interest expense	(2,482)	(17,674)
Gain on sale of equipment	––	300
Net loss from discontinued operations	$(2,482)	$(85,179)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2014 and December 31, 2013, are presented below:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$3,359,000	$3,219,000
Less valuation allowance	(3,359,000)	(3,219,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$26,000	$27,000
Less valuation allowance	(26,000)	(27,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Six months ended	Year ended
	June 30, 2014	December 31, 2013
Income (loss) before taxes:
Continuing operations	$(490,047)	$(1,542,747)
Discontinued operations	(2,482)	(4,010)
Total Income (loss) before taxes	(492,529)	(1,546,757)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$168,000	$489,000
Non-recognizable income	29,000	37,000
Non-deductible expenses	––	––
Change in valuation allowance	(139,000)	(526,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $139,000 and $526,000 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

As of June 30, 2014, the Company had cumulative net operating loss carryforwards of approximately $9,954,000, and $7,728,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of June 30, 2014 and December 31, 2013.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period July 1, 2014 through August 15, 2014, the Company increased its loans from related parties by $75,887, from a total of $2,061,894 at June 30, 2014 to $2,137,065 at August 15, 2014. The increase represents a net increase in convertible notes payable of $54,834 resulting from an increase in compensation converted to notes payable; an increase in reimbursable expenses of $11,133; and an increase in accrued interest of $9,204.  The loans bear interest at the rates of 5 to 7 percent per annum, are unsecured, are payable within one (1) year of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.05 to $0.08 per share.

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

As of June 30, 2014, the Company’s primary operations in the car rental business are still in the development stage.

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

Results of Operations

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the quarter ended June 30, 2014, which are included herein.

	For the three months ended		For the six months ended			December 16, 2008 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014		June 30, 2013	June 30, 2014
Revenue	$––	$––		$5,375	$206	$7,247

Cost of Sales	$––	$––		$3,162	$170	$4,184

Gross profit	$––	$––		$2,213	$36	$3,063

General and administrative expenses	$158,678	$223,177		$322,470	$455,217	$9,349,275

Interest expense	$(44,059)	$(22,105)	$		$(41,556)	$(431,453)

Interest income	$––	$––		$––	$8	$203

Loss on disposal of asset	$––	$––		$(1,925)	$––	$(1,925)

Loss on settlement	$––	$––		$––	$––	$(350,000)

Loss from continuing operations	$(202,737)	$(244,283)		$(405,614)	$(495,730)	$(10,129,387)

Loss from discontinued operations, net of tax	$(1,087)	$(999)		$(2,482)	$(1,988)	$(85,179)

Net loss	$(203,824)	$(245,282)		(408,096)	(497,718)	(10,214,566)

Loss on foreign currency exchange	$––	$––		$––	$––	$(351)

Unrealized gain on securities	$(137,505)	$––		$(84,433)	$––	$24,124

Net comprehensive income (loss)	$(137,505)	$––		$(84,433)	$––	$23,773

Net loss and comprehensive loss	$(341,329)	$(245,282)		$(492,529)	$(497,718)	$(10,190,793)

Revenue

For the three month period ended June 30, 2014 and 2013, respectively, no revenue was generated.

For the six month period ended June 30, 2014 and 2013, respectively, revenue in the amount of $5,375 and $206 consisted of limited sales of car washing products to third-party retailers for product testing.

As a development stage company, the Company has not yet launched its major business activity, which is an environment-friendly car rental business.

Cost of sales

For the three month period ended June 30, 2014, and 2013, respectively, no costs of sales were incurred.

For the six month period ended June 30, 2014 and 2013, respectively, cost of sales in the amount of $3,162 and $170 consisted of limited purchases of car washing products from wholesale manufacturer.

An increase in sales and related costs of sales resulted in an increase in gross profit for the six month period ended June 30, 2014, of $2,177 compared to $36 for the same period last year.

General and Administrative Expenses

	Three months ended		Six months ended
	June 30,		June 30,		Variances
	2014	2013	2014	2013	3-month	6-month
Amortization of stock options granted	$15,000	$15,000	$30,000	$30,000	$––	$––
Amortization of deferred stock compensation	––	45,000	––	90,000	(45,000)	(90,000)
Legal, accounting and professional fees	13,750	14,674	28,513	33,935	(924)	(5,422)
Management consulting services	107,500	125,000	215,000	247,500	(17,500)	(32,500)
Office supplies and miscellaneous expenses	5,628	7,303	15,357	21,382	(1,676)	(6,025)
Rent expense	16,800	16,200	33,600	32,400	600	1,200
Total general and administrative expenses	$158,678	$223,177	$322,470	$455,217	$(64,500)	$(132,747)

General and administrative expenses in the amount of $158,678 for the three months ended June 30, 2014, were comprised of $15,000 of amortization of stock options, $13,750 of legal and accounting fees, $107,500 of consulting, $5,628 of office overhead and other general and administrative expenses, and $16,800 of rent expense.

General and administrative expenses in the amount of $223,177 for the three months ended June 30, 2013, were comprised of $15,000 of amortization of stock options, $30,000 amortization of deferred stock compensation, $14,671 of legal and accounting fees, $125,000 of consulting, $7,303 of office, overhead and other general and administrative expenses, and $16,200 of rent expense.

.

General and administrative expenses for the three month period ended June 30, 2014 were $158,678 as compared to $223,177 for the three month period ended June 30, 2013, which resulted in a decrease in general and administrative expenses for the current period of $64,500.

General and administrative expenses in the amount of $322,470 for the six months ended June 30, 2014, were comprised of $30,000 of amortization of stock options, $28,513 of legal and accounting fees, $215,000 of consulting, $15,357 of office, overhead and other general and administrative expenses, and $33,600 of rent expense.

General and administrative expenses in the amount of $455,217 for the six months ended June 30, 2013, were comprised of $30,000 of amortization of stock options, $90,000 of amortization of deferred stock compensation, $33,935 of legal and accounting fees, $247,500 of consulting, $21,382 of office, overhead and other general and administrative expenses, and $32,400 of rent expense.

General and administrative expenses for the six month period ended June 30, 2014 were $322,470 as compared to $455,217 for the six month period ended June 30, 2013 which resulted in a decrease in general and administrative expenses for the current period of $132,747.

Significant changes in general and administrative expenses for the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013, were attributable to the following items:

•

a decrease in amortization of deferred stock compensation of $45,000, due to certain deferred compensation fully expensed in the prior period, resulting in no expense in the current period;

•

a decrease in legal, accounting and professional fees of $924, primarily due to a decrease in audit costs of $190 resulting from a change in audit firms; and a decrease in miscellaneous legal services of $734;

•

a decrease in management consulting fees of $17,500, due to a change in management in the prior period, resulting in no expense in the current period;

•

a decrease in other general and administrative expenses of $1,076, due to a decrease in office supplies and miscellaneous expenses of $1,676; and an increase in rent of $600.

Significant changes in general and administrative expenses for the six month period ended June 30, 2014, compared to the three month period ended June 30, 2013, were attributable to the following items:

•

a decrease in amortization of deferred stock compensation of $90,000, due to certain deferred compensation fully expensed in the prior period, resulting in no expense in the current period;

•

a decrease in legal, accounting and professional fees of $5,422, primarily due to a decrease in audit costs of $3,167 resulting from a change in audit firms; and a decrease in miscellaneous legal and  accounting services of $2,255;

•

a decrease in management consulting fees of $32,500, due to a change in management in the prior period, resulting in no expense in the current period;

•

a decrease in other general and administrative expenses of $4,825, due to a decrease in office supplies and miscellaneous expenses of $6,025; and an increase in rent of $1,200.

General and administrative expenses for the three and six month periods ended June 30, 2014 were incurred primarily for the purpose of advancing the Company closer to its goal of financing and operating an environment-friendly car rental business.

Net Loss

During the six months ended June 30, 2014, the Company incurred a net loss from continuing operations of $405,614 compared with a net loss from continuing operations of $496,729 for the six months ended June 30, 2013. The decrease in net loss of $91,115 is attributable to an increase in revenue of $5,169, an increase in cost of goods sold of $2,992, a decrease in general and administrative expenses of $132,747, an increase in interest expense of $41,876, a decrease in interest income of $8, and an increase in loss from disposal of asset of $1,925.

Liquidity and Capital Resources

Working capital
	June 30, 2014	December 31, 2013	Increase (decrease)
Current assets	$––	$––	$––
Current liabilities	2,793,611	2,878,014	(84,403)
Working capital (deficit)	$(2,793,611)	$(2,878,014)	$84,403

As of June 30, 2014 and December 31, 2013, the Company had no cash.

The Company had a working capital deficit of $2,793,611 as of June 30, 2014, compared to a working capital deficit of $2,878,014 at December 31, 2013.  The decrease in working capital deficit of $84,403 is primarily attributable to an increase in accounts payable and accrued expenses of $615; a decrease in related party payable of $98,732; a decrease in short term convertible notes payable of $325; and an increase in other short term notes payable of $13,389.

Cash Flows	For the six months ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$––	$(52,788)
Net cash provided by investing activities	––	––
Net cash provided by financing activities	––	28,300
Net cash provided by (used in) continuing operations	––	(24,488)
Net cash provided by discontinued operations	––	1,402
Net increase (decrease) in cash	$––	$(23,086)

Cash Flows from Operating Activities

During the six months ended June 30, 2014, the Company was provided with no cash flow from operating activities, compared with using $52,788 of cash flow for operating expenses for the six months ended June 30, 2013. The decrease in cash provided by operating activities of $52,788 is primarily attributable to a reduction in the net loss from operations of $91,115, a decrease in stock option amortization of $90,000, an increase in accruals converted to related party loans of $126,000, a decrease in depreciation of $200, a decrease in other assets of $800, an increase in accounts payable and accrued expenses of $31,294, and a decrease in related party payables of $106,546.

Cash Flows from Investing Activities

During the six months ended June 30, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, the Company had no cash flows from financing activities, compared with $28,300 during the six months ended June 30, 2013. The decrease in cash flows provided by financing activities of $28,300 is attributable to a decrease in related party loans.

As at June 30, 2014, affiliates and related parties are due a total of $2,061,894, which is comprised of loans to the Company of $1,787,505, accrued interest of $175,961, and reimbursable expenses of $98,428. During the six months ended June 30, 2014, loans to the Company increased by $2,000, accrued interest increased by $39.230, unpaid compensation decreased by $151,755 and reimbursable expenses increased by $53,022.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of written demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.05 to $0.08 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,214,566, and a working capital deficit of $2,793,611, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2014, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six month period ended June 30, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ECOLOGIC TRANSPORTATION, INC.

Dated: August 19, 2014	/s/ William B. Nesbitt
William B. Nesbitt

Dated: August 19, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer