Form 10-Q
period 2014-09-30
PEARTRACK SECURITY SYSTEMS, INC.
filed 2014-11-19
CIK 1379245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-139045

PEARTRACK SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1875304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1327 Ocean Avenue, Suite B, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	310-899-3900

ECOLOGIC TRANSPORTATION, INC.

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

57,065,061 common shares issued and outstanding as of November 18, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine month period ended September 30, 2014, form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2013, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2014.

PEARTRACK SECURITY SYSTEMS, INC.
(FORMERLY ECOLOGIC TRANSPORTATION, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets
Prepaid expenses	$984	$––
Total current assets	984	––

Investment in securities	32,567	120,619
Property and equipment, net	––	2,025
Other assets	5,800	5,800

TOTAL ASSETS	$39,351	$128,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$811,838	$767,061
Related party payables	145,363	197,160
Notes payable-short term convertible-related party	576,492	1,697,870
Notes payable-short term-other	236,118	215,923
Total current liabilities	1,769,811	2,878,014

Long-term liabilities
Notes payable-long term convertible-related party	––	224,366
Notes payable-long term convertible-other	931,720	500,000
Total long-term liabilities	931,720	724,366
Total liabilities	2,701,531	3,602,380

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 250,000,000 shares authorized, 5,706,506 and 2,688,484 issued and outstanding as of September 30, 2014 and December 31, 2013	5,706	2,688
Additional paid in capital	7,772,643	6,221,645
Subscriptions receivable	––	(5)
Accumulated deficit	(10,460,683)	(9,806,470)
Accumulated comprehensive income	20,154	108,206
Total stockholders' deficit	(2,662,180)	(3,473,936)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,351	$128,444

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
(FORMERLY ECOLOGIC TRANSPORTATION, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$––	$––	$5,375	$206
Cost of sales	––	––	3,162	170
Gross profit	––	––	2,213	36

General and administrative expenses	204,519	184,319	526,989	639,537

Operating loss	(204,519)	(184,319)	(524,776)	(639,501)

Interest expense	(40,499)	(22,026)	(123,931)	(62,583)
Interest income	––	––	––	8
Loss on disposal of asset	––	––	(1,925)	––
Net loss from continuing operations	(245,018)	(206,345)	(650,632)	(702,076)

Net loss from discontinued operations, net of tax	(1,099)	(1,011)	(3,581)	(2,999)

Net loss	(246,117)	(207,356)	(654,213)	(705,075)

Comprehensive loss:
Unrealized loss on securities	(3,619)	––	(88,051)	––

Net loss and comprehensive loss	$(249,736)	$(207,356)	$(742,264)	$(705,075)

Net loss per share - basic and diluted:
Continuing operations	$(0.08)	$(0.08)	$(0.23)	$(0.26)
Discontinued operations	$(0.00)	$––	$(0.00)	$(0.00)

Weighted average common shares outstanding,- basic and diluted	2,950,912	2,667,474	2,776,914	2,667,474

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
(FORMERLY ECOLOGIC TRANSPORTATION, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013
Cash flow from operating activities:
Net loss	$(654,213)	$(705,075)
Net loss from discontinued operations	3,581	2,999
Net loss from continuing operations	(650,632)	(702,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	45,000	165,000
Accruals converted to related party loans	351,500	187,500
Depreciation	100	450
Loss on disposal of asset	1,925	––
Changes in operating assets and liabilities:
Increase in prepaid expenses	(984)	––
Decrease in other assets	––	800
Increase in accounts payable, accrued expenses, accrued interest, deferred compensation	157,130	62,420
Increase in due to related parties	95,956	221,672
Net cash used in operating activities	(5)	(64,234)

Cash flow from financing activities:
Proceeds from related party loans	––	40,479
Common stock subscriptions received	5	––
Net cash provided by financing activities	5	40,479

Net cash used in continuing operations	––	(23,755)

Discontinued operations:
Net cash provided by operating activities	––	403

Net cash provided by discontinued operations	––	403

Net decrease in cash	––	(23,352)

Cash - beginning of period	––	23,387

Cash - end of period	$––	$35

NON-CASH ACTIVITIES
Conversion of related party payable to note payable	$351,500	$187,500
Conversion of debt into common stock	$1,509,016	$––

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$137,423	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.

(formerly Ecologic Transportation, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1. OVERVIEW

PearTrack Security Systems, Inc. (the “Company”) was incorporated in the State of Nevada on September 30, 2005, under the name Heritage Explorations Inc. On June 20, 2008, the Company merged with its wholly owned subsidiary and changed its name to USR Technology, Inc. (“USR”).  On June 26, 2008, USR, engaged primarily in the provision of international drilling services, began trading its common stock under the symbol “USRT”.

On July 2, 2009, pursuant to the agreement and plan of merger executed April 26, 2009, the Company’s wholly-owned subsidiary, Ecological Acquisition Corp., a Nevada corporation, merged with Ecologic Sciences, Inc., a Nevada corporation, whereby Ecologic Sciences, Inc. became the sole surviving entity. In addition, the Company changed its name to “Ecologic Transportation, Inc.,” a company in the business sector of environmental transportation, under the trading symbol “OTCQB.EGCT”, The Company was originally structured with three operating subsidiaries under the parent company:

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

On March 16, 2012, the Company and its wholly owned subsidiary, Ecologic Systems, Inc. (“EcoSys”) entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc. (“Amazonas”) (the “Share Exchange”). As a result of the Share Exchange, 97% of EcoSys’ common stock was owned by the Amazonas shareholders, 3% of EcoSys’ common stock was owned by the Company (the “EGCT Shares”), and a change in control took place whereby Amazonas became a wholly owned subsidiary of EcoSys.  On April 11, 2012, EcoSys, no longer the Company’s subsidiary, changed its name to Amazonas Florestal, Ltd. (“AZFL”).  As of September 30, 2014, the Company held 12,061,854 shares of AZFL common stock.

On September 26, 2014, in connection with the conversion of related party convertible debt in the amount of $1,127,657 (including principal and interest), and third party convertible debt in the principal amount of $381,359, an aggregate sum of $1,501,016 was converted into 30,180,321 restricted shares of the Company’s common stock, at a strike price of $0.05 per share. As a result, the Company’s total issued and outstanding common stock was increased to 57,065,061 shares.

On September 26, 2014, the Company entered into a Letter of Intent (“LOI”) with PearTrack Systems Group (“PTSG”), a Nevada corporation, and the Company’s wholly owned subsidiary incorporated solely for the Merger, PearTrack Acquisition Corp (“PTAC”). Pursuant to the terms and conditions of the LOI, the parties executed an Agreement and Plan of Merger (the “Merger Agreement”) dated October 9, 2014, whereby effective October 17, 2014, among other things:

1.

by way of merger of PTSG with PTAC and the exchange of shares of the Company’s common stock for shares common stock of PTSG, the Company will acquire 100% of the issued and outstanding shares of common stock of PTSG;

2.

the Company will issue 51,358,555 shares of the Company’s common stock to the shareholders of PTSG on a 5.13586 for 1 basis, thereby increasing the total issued and outstanding common shares to 57,065,061 shares;

3.

PTSG will become a wholly owned subsidiary of the Company;

4.

90% of the Company’s common stock will be owned by the former PTSG shareholders and 10% of the Company’s common stock will be owned by the current shareholders of the Company.

5.

no change in control of the Company will take place, as the majority shareholders of the Company are the majority shareholders of PTSG; and

6.

the Company will change its name to PearTrack Security Systems, Inc., under the new trading symbol “PTSS”.

Further, in connection with the merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. Edward W. Withrow Jr., the President of PTSG and currently a board member of the Company, was appointed Mr. Nesbitt’s successor. Mr. Nesbitt will remain a member of the Board, as well as President and CEO of the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, the Board seats increased to eight (8) members, and Mr. Arran de Moubray, Mr. Paul Bernard Burke and Mr. John D. Macey, currently directors of PTSG, were appointed members of the Board of Directors of the Company.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,460,683, and a working capital deficit of $1,768,827, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at September 30, 2014, the Company has not commenced its principal operations.

The Company’s revenue stream has been from Ecologic Shine®, the initial product marketed through the Company’s subsidiary Ecologic Products, Inc.  The Company has made limited sales to certain retail automobile maintenance chains for the purpose of product testing.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  The Company currently believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue.  Either of these could result in future impairment of long-lived assets.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The adoption of this update did not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No, 2014-10, Elimination of Certain Financial Reporting Requirements for Development Stage Entities.  The objective of ASU 2014-10 is to reduce the cost and complexity associated with the incremental reporting requirements for development stage entities.  This Update removes all incremental financial reporting requirements, and eliminates an exception provided to development stage entities in Topic 810.  The amendments in this standard are effective retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

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

As of September 30, 2014 and December 31, 2013, the Company held 12,061,854 shares of AZFL common stock (the “AZFL Shares”) with a fair value of $32,567 and $120,619, respectively. Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  However, AZFL has not, to the Company’s knowledge, caused to register the EGCT shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Office equipment	$3,025	$3,025
Accumulated depreciation	(1,100)	(1,000)
Property and equipment, net, before disposals	1,925	2,025
Less: disposal of equipment	(1,925)	––
Property and equipment, net	$––	$2,025

On March 1, 2014, the Company disposed of its equipment, valued at $0, and recognized a loss in the amount of $1,925.

Depreciation expense totaled $100 and $450 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5. NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2014	December 31, 2013
Skyy Holdings, Ltd.	$204,110	$185,411
Prominence Capital LLC	32,008	30,512
Total notes payable-short term	236,118	215,923

The Kasper Group	205,679	––
Matrix Advisors LLC	518,699	500,000
Adrian Pegler	103,671	––
Paul B. Burke	103,671	––
Total notes payable-long term-convertible	931,720	500,000
Total notes payable	$1,168,838	$715,923

On January 24, 2011, Skyy Holdings, Ltd. loaned the Company $100,000 evidenced by a Promissory Note bearing interest at the rate of 15%, with principal and interest payable 45 days from the date of issue, and thereafter at a rate of 25% per annum.  As of September 30, 2014, the note remains outstanding and no demand has been made for repayment.  Accrued interest at September 30, 2014 and December 31, 2013 was $104,109 and $85,411, respectively.

On March 29, 2011, Prominence Capital LLC loaned the Company $25,000 evidenced by a Promissory Note bearing interest at the rate of 8% per annum with the principal balance due on demand.  As of September 30, 2014, the note remains outstanding, and no demand has been made for repayment. Accrued interest at September 30, 2014 and December 31, 2013 was $7,008 and $5,512, respectively.

On December 31, 2011, the Company issued a Promissory Note to The Kasper Group, a former related party, in the principal amount of $49,000 for consulting services rendered to the Company. On June 30, 2014, a modification to the note was made to 1) increase the principal amount by $139,755 for additional services rendered to the Company between January 1, 2012 and June 30, 2014; and 2) to provide a conversion feature, whereby the note is convertible into the Company’s common stock at a strike price of $0.07 per share. On August 31, 2014, a modification to the note was made to 1) increase the principal by $381,359 for the assignment of principal from Huntington Chase Financial Group, a related party; and 2) modify the conversion strike price to $0.05 per share.  The note bears interest at a rate of 7% per annum, and is due within one (1) year of written demand. On September 26, 2014, the Company received a Notice to Convert for the conversion of $381,359 in principal. As a result, 7,627,180 restricted shares of the Company’s common stock were issued.  As of September 30, 2014, the principal balance owed under the note was $188,755.  Accrued interest at September 30, 2014 was $16,924.

On December 31, 2013, the Company issued a Convertible Promissory Note to Matrix Advisors, LLC, in the principal amount of $500,000 for advisory services rendered to the Company.  The note bears interest at a rate of 5% per annum, is due within 2 years, and is convertible into the Company’s common stock at a price of $0.25 per share. Accrued interest at September 30, 2014, was $18,698.

On January 5, 2014, Huntington Chase Financial Group, a related party, assigned $100,000 of its Convertible Note Payable to Adrian Pegler, a non-related party.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at September 30, 2014, was $3,672.

On January 5, 2014, Huntington Chase Financial Group, a related party, assigned $100,000 of its Convertible Note Payable to Paul Burke, a non-related party.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at September 30, 2014, was $3,672.

Accrued interest on notes payable at September 30, 2014 and December 31, 2013 was $154,083 and $90,923, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

On October 12, 2009, the Company entered into a consulting agreement with Huntington Chase, Ltd., a Nevada corporation, wherein Edward W. Withrow III, the Company’s Chairman, owns a majority control. The consulting agreement provides for Huntington Chase, Ltd. to perform certain advisory functions, and to be paid $15,000 per month for a period of 3 years until October 12, 2012. A modification to the consulting agreement was made on October 12, 2012, to extend the term for an additional three years. On January 1, 2014, the party under which the consulting services are provided was modified to Huntington Chase Financial Group. The total consulting fees owing under this agreement at December 31, 2013 of $692,500, was converted to a convertible loan payable. On December 31, 2013, the principal amount of the note was modified to include cash loans made to the Company in the amount of $213,859, and the note in its entirety, including accrued interest of $51,204, was assigned to Huntington Chase Financial Group. Further modifications to the note have been made between January 1, 2014 and August 31, 2014 to 1) assign $581,359 in principal to certain non-related parties (Note 5); and 2) amend the principal amount to $445,000, to include additional unpaid compensation; and 3) change the conversion strike price from $0.07 to $0.05.   The note, with a modified principal balance of $445,000, bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock. On September 26, 2014, the Company received a Notice to Convert for the conversion of $557,661, representing principal in the amount of $445,000 and accrued interest through August 31, 2014 in the amount of $112,661. As a result, 11,153,232 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Accrued interest at September 30, 2014 and December 31, 2013, was $0 and $77,696, respectively.

On December 31, 2013, the Company issued a modification to consolidate all Promissory Notes payable to Huntington Chase Ltd. for cash loans made to the Company’s subsidiary, Ecologic Products, Inc., in the aggregate principal sum of $153,912, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Accrued interest at September 30, 2014 and December 31, 2013, was $35,427 and $27,369, respectively.

On November 1, 2011, the Company entered into an Employment Agreement with William B. Nesbitt, for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement was for a period of twelve (12) months, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $10,000 per month for the first nine months, increasing to $20,833 effective August 1, 2012, having reached certain goals of the Company.  In addition, the Agreement provides for expense reimbursements, an initial Stock Option grant of 1,500,000 shares of the Company’s common stock, and annual performance options. Any unpaid compensation under the Agreement shall be converted to a Senior Note Payable on a monthly basis. As of December 31, 2013, accrued compensation in the amount of $454,166 has been converted into a Convertible Senior Promissory Note which bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock. Modifications to the note have been made between January 1, 2014 and August 31, 2014 to 1) increase the principal amount to $620,833, to include additional unpaid compensation; and 2) change the conversion strike price from $0.07 to $0.05. On September 26, 2014, the Company received a Notice to Convert for the conversion of $294,532, representing principal in the amount of $279,167 and accrued interest through August 31, 2014 in the amount of $15,365. As a result, 5,890,634 restricted shares of the Company’s common stock were issued.  As of September 30, 2014, the principal balance owed under the note was $362,499. Accrued interest at September 30, 2014 and December 31, 2013, was $24,653 and $20,813, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $150,000 to John Ogden, a director of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. On August 31, 2014, a modification to the note was made to change the conversion strike price from $0.08 to $0.05.  On September 26, 2014, the Company received a Notice to Convert for the conversion of $155,938, representing principal in the amount of $150,000 and accrued interest through August 31, 2014 in the amount of $5,938. As a result, 3,118,768 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Accrued interest at September 30, 2014 and December 31, 2013, was $0 and $945, respectively.

On November 15, 2013, the Company issued a Convertible Promissory Note in the amount of $72,067 to Call Bucci, the Company’s chief financial officer, for unpaid compensation.  Modifications to the note have been made between November 16, 2013 and August 31, 2014, to 1) increase the principal to $116,067, to include additional unpaid compensation; and 2) to change the conversion strike price from $0.08 to $0.05. The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. On September 26, 2014, the Company received a Notice to Convert for the conversion of $119,525, representing principal in the amount of $116,067 and accrued interest through August 31, 2014 in the amount of $3,458. As a result, 2,390,507 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Accrued interest at September 30, 2014 and December 31, 2013, was $0 and $454, respectively.

Related party transactions consists of the following:

	September 30, 2014	December 31, 2013
Loans to the Company	$516,412	$1,785,505
Accrued interest	60,080	136,731
Total related party loans	576,492	1,922,236

Accrued compensation	19,000	151,755
Reimbursable expenses	126,363	45,405
Total related party payable	145,363	197,160
Total related party transactions	$721,855	$2,119,396

Related party loans consist of the following convertible notes payable at September 30, 2014:

Related Party	Principal	Annual Interest Rate	Accrued Interest	Conversion Price	Term/Due

Huntington Chase Financial Group	$153,913	7%	$$35,427	$0.05	1 yr from demand
William B. Nesbitt	362,499	5%	32,853	$0.05	Equity funding
Total	$516,412		$60,080

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of written demand or upon certain equity funding, and are convertible into the Company’s common stock at a price of $0.05 per share.

As at September 30, 2014 and December 31, 2013, respectively, affiliates and related parties are due a total of $721,855 and $2,119,396, which is comprised of loans to the Company of $516,412 and $1,785,505, accrued interest of $60,080 and $136,731, accrued compensation of $19,000 and $151,755, and reimbursable expenses of $145,363 and $45,405, for a net decrease of $1,397,541.

The Company’s decrease in loans to the Company of $1,269,093 is due to an increase in unpaid compensation owed to Huntington Chase Financial Group, William Nesbitt and Calli Bucci/MJ Management, LLC, all related party creditors, in the amount of $351,500 which has been converted to convertible notes payable; a decrease of $990,234 due to the conversion of debt into common stock, and a decrease of $630,359 resulting from the assignment/reclassification of debt to non-related parties.

The Company’s decrease in unpaid compensation of $132,755 is due to an increase in unpaid compensation of $31,000 due to related parties, and a decrease of $163,755 which was converted into notes payable and transferred to non-related party notes payable (Note 5).

The Company’s expenses reimbursable to related parties increased by $80,958 and $33,996 during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, $60,771 and $64,956 of interest was accrued. In connection with the conversion of certain debt, accrued interest was reduced by $137,423.  As of September 30, 2014 and December 31, 2013, accrued interest payable to related parties was $60,080 and $136,731, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Matrix Advisors, LLC a New York Limited Liability Company (“Matrix”) signed a consulting agreement with the Company effective October 1, 2009. The consulting agreement provides for Matrix Advisors to deliver advisory services to the Company for a period of three years (36 months) for a fee of $10,000 per month and options to purchase 2,287,547 shares exercisable at $0.25 per share for a term of three (3) years from September 1, 2009. The options were fully vested as of September 1, 2010. The Matrix consulting agreement expired September 1, 2012. As of September 30, 2014, the Company has accrued $370,000 in consulting fees owed under this agreement.

NOTE 8. COMMON STOCK

The total number of authorized shares of common stock that may be issued by the Company was increased to 250,000,000 with a par value of $0.001 per share.

The following reflect the effects of the 10-to-1 reverse stock split that occurred on October 17, 2014:

On September 26, 2014, in connection with a certain Notice to Convert received from a non-related party (Note 5), $381,359 in debt was converted at a price of $0.05 per share into 762,718 restricted shares of the Company’s common stock.  As a result, $380,596 was recorded as additional paid in capital.

On September 26, 2014, in connection with a certain Notice to Convert received from four (4) related parties (Note 6), $1,127,657 in debt was converted at a price of $0.05 per share into 2,255,314 restricted shares of the Company’s common stock.  As a result, $1,125,402 was recorded as additional paid in capital.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, a total of $0 and $120,000 in deferred stock compensation was expensed. No deferred stock compensation expense remains.

As of September 30, 2014 and December 31, 2013, respectively, the Company had 5,706,506 and 2,688,474 shares of common stock issued and outstanding.

NOTE 9. WARRANTS AND OPTIONS

The following reflect the effects of the 10-to-1 reverse stock split that occurred on October 17, 2014:

As of September 30, 2014 and December 31, 2013, the Company has no warrants and 594,755 and 599,755 options issued and outstanding, respectively.

On November 1, 2011, the Company entered into an employment agreement with its Chief Executive Officer, under which the Company granted qualified stock options to purchase 150,000 shares of its common stock for 5 years at an option price of $2.00 per share. The options, which vest quarterly over a three (3) year period at 12,500 shares per quarter, have been valued using the Black-Scholes valuation method at $1.20 per share or $180,000. The Company used the following assumptions in valuing the options: expected volatility 254%; expected term 5 years; expected dividend yield 0%, and risk-free interest rate of .90.  The Company has recorded a total of $180,000 of deferred stock option compensation, of which $45,000 and $60,000 was expensed during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  There remained deferred stock option compensation in the amount of $15,000 and $60,000 as of September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, 5,000 stock options issued in 2010 were cancelled.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$2.50	228,755	0.00	$571,887	$2.50
$4.73	38,500	0.75	182,105	$3.70
$3.20	75,000	1.50	240,000	$3.50
$3.20	102,500	6.50	328,000	$3.50
$2.00	150,000	2.25	300,000	$3.10
	594,755		$1,621,992	$3.10

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2013	599,755	$3.10
Issued	––	––
Exercised	––	––
Expired / Cancelled	(5,000)	––
Outstanding at September 30, 2014	594,755	$3.10

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, the Company expensed a total of $45,000 and $60,000 in stock option compensation. There remains $15,000 and $60,000 in deferred stock option compensation at September 30, 2014 and December 31, 2013, respectively.

NOTE 10. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $86,278 through September 30, 2014.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of September 30, 2014 and December 31, 2013, the Company had the following assets and liabilities relating to its discontinued operations:

	September 30, 2014	December 31, 2013
Assets
Intercompany advances	$72,302	$72,302

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$158,580	$154,999
Net assets of discontinued operations	$86,278	$82,697

The results of discontinued operations are summarized as follows:	For the nine months ended September 30, 2014	Cumulative from September 1, 2009 to September 30, 2014
Revenue	$––	$1,192,191
Cost of goods sold	––	1,168,796
Gross profit	––	23,395
General and administrative expenses	––	(91,200)
Interest expense	(3,581)	(18,773)
Gain on sale of equipment	––	300
Net loss from discontinued operations	$(3,581)	$(86,278)

NOTE 11. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2014 and December 31, 2013, are presented below:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$3,442,000	$3,219,000
Less valuation allowance	(3,442,000)	(3,219,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$27,000	$27,000
Less valuation allowance	(27,000)	(27,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	Nine months ended	Year ended
	September 30, 2014	December 31, 2013
Income (loss) before taxes:
Continuing operations	$(738,684)	$(1,434,190)
Discontinued operations	(3,581)	(4,010)
Total income (loss) before taxes	(742,265)	(1,438,200)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$253,000	$489,000
Non-recognizable income (loss)	(30,000)	37,000
Non-deductible expenses	––	––
Change in valuation allowance	(223,000)	(526,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $223,000 and $526,000 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

As of September 30, 2014, the Company had cumulative net operating loss carryforwards of approximately $10,200,000, and $8,177,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of September 30, 2014 and December 31, 2013.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 12. SUBSEQUENT EVENTS

During the period October 1, 2014 through November 15, 2014, the Company increased its loans from related parties by $48,284, from a total of $721,855 at September 30, 2014 to $770,139 at November 15, 2014. The increase represents a net increase in convertible notes payable of $20,833 resulting from an increase in compensation converted to notes payable; an increase in accrued compensation of $19,000; and an increase in reimbursable expenses of $5,600; and an increase in accrued interest of $2,851.  The loans bear interest at the rates of 5 to 7 percent per annum, are unsecured, are payable within one (1) year of written demand or upon equity funding, and are convertible into the Company’s common stock at a price of $0.05 per share.

On October 17, 2014, the Company effected a 10-for-1 reverse stock split, whereby one (1) new share of the Company’s common stock was issued for each 10 shares of common stock held, thereby reducing the total issued and outstanding shares from 57,065,061 shares to 5,706,506 shares. In addition, the Company increased its authorized preferred stock to 25,000,000 shares, and its authorized common stock to 250,000,000 shares.

On October 17, 2014, pursuant to the terms and conditions of the Agreement and Plan of Merger dated October 9, 2014, PearTrack Acquisition Corp., a Nevada corporation (“PTAC”), the Company’s wholly owned subsidiary, merged with PearTrack Systems Group, Ltd., a Nevada corporation (“PTSG”), with PTSG as the surviving entity.  In addition, the Company issued an aggregate of 51,358,555 restricted shares of the Company’s common stock to the former PTSG shareholders on a 5.13586 for 1 basis.  The issuance, representing approximately 90.00% of the Company’s issued and outstanding shares of common stock, increased the total issued and outstanding common shares from 5,706,506 shares to 57,065,061 shares. As a result, PTSG became the Company’s wholly owned subsidiary. In addition, the Company changed its name from Ecologic Transportation, Inc. to PearTrack Security Systems, Inc. and its trading symbol to OTCQB.PTSS.

Further, in connection with the Merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. Edward W. Withrow Jr., the President of PTSG and currently a board member of the Company, was appointed Mr. Nesbitt’s successor. Mr. Nesbitt remains a member of the Board, as well as President and CEO the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, the Board seats increased to eight (8) members, and Mr. Arran de Moubray, Mr. Paul Bernard Burke and Mr. John D. Macey, currently directors of PTSG, were appointed members of the Board of Directors of the Company.

In connection with the merger, the Company intends to effect spin-offs of its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., within ninety (90) days of the closing date of the merger. Pursuant to the terms of the spin-offs, a stock dividend in the amount of 57,065,061 shares of Ecologic Car Rentals, Inc. common stock, and 57,065,061 shares of Ecologic Products, Inc. common stock, will be distributed to the Company’s shareholders of record (excluding the former shareholders of PTSG) on the Record Date of December 15, 2014 on a pro rata basis.  Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as separate entities independent of the Company.

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

On July 2, 2009, pursuant to the agreement and plan of merger executed April 26, 2009, the Company’s wholly-owned subsidiary, Ecological Acquisition Corp., a Nevada corporation, merged with Ecologic Sciences, Inc., a Nevada corporation, whereby Ecologic Sciences, Inc. became the sole surviving entity. In addition, the Company changed its name to “Ecologic Transportation, Inc.,” a company in the business sector of environmental transportation, under the trading symbol OTCQB.EGCT, The Company was originally structured with three operating subsidiaries under the parent company:

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

On March 16, 2012, the Company and its wholly owned subsidiary, Ecologic Systems, Inc. (“EcoSys”) entered into a Share Exchange Agreement and Plan of Merger with Amazonas Florestal, Inc. (“Amazonas”) (the “Share Exchange”). As a result of the Share Exchange, 97% of EcoSys’ common stock was owned by the Amazonas shareholders, 3% of EcoSys’ common stock was owned by the Company (the “EGCT Shares”), and a change in control took place whereby Amazonas became a wholly owned subsidiary of EcoSys.  On April 11, 2012, EcoSys, no longer the Company’s subsidiary, changed its name to Amazonas Florestal, Ltd. (“AZFL”).  As of September 30, 2014, the Company held 12,061,854 shares of AZFL common stock.

On September 26, 2014, in connection with the conversion of related party convertible debt in the amount of $1,127,657 (including principal and interest), and third party convertible debt in the principal amount of $381,359, an aggregate sum of $1,501,016 was converted into 30,180,321 restricted shares of the Company’s common stock, at a strike price of $0.05 per share. As a result, the Company’s total issued and outstanding common stock was increased to 57,065,061 shares.

On October 17, 2014, prior to the merger, the Company effected a 10-for-1 reverse stock split, whereby one (1) new shares of the Company’s common stock was issued for each 10 shares of common stock held, thereby reducing the total issued and outstanding shares from 57,065,061 shares to 5,706,506 shares. In addition, the Company increased its authorized preferred stock to 25,000,000 shares, and its authorized common stock to 250,000,000 shares.

On October 17, 2014, pursuant to the terms and conditions of the Agreement and Plan of Merger dated October 9, 2014, the Company issued an aggregate of 51,358,555 restricted shares of the Company’s common stock, representing approximately 90.00% of the issued and outstanding shares of the Company, to the former shareholders of PearTrack Systems Group, Ltd. on a 5.13586 for 1 basis, thereby increasing the total issued and outstanding common shares from 5,706,506 shares to 57,065,061 shares. As a result, PearTrack Systems Group, Ltd. became a wholly owned subsidiary of the Company.  No change in control of the Company occurred as a result of the merger, as the majority shareholders of the Company were the majority shareholders of PearTrack Systems Group, Ltd. prior to the merger. The Company changed its name from Ecologic Transportation, Inc. to PearTrack Security Systems, Inc. and its shares of common stock now trade under the symbol “PTSS”.

In connection with the merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. Edward W. Withrow Jr., the President of PearTrack Systems Group, Ltd. and currently a board member of the Company, was appointed Mr. Nesbitt’s successor. Mr. Nesbitt remains a member of the Board, as well as President and CEO the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, Mr. Arran de Moubray, Mr. Paul Bernard Burke and Mr. John D. Macey, currently directors of PearTrack Systems Group, Ltd., were appointed members of the Board of Directors of the Company.

Current Business

Effective October 17, 2014, the Company has three wholly-owned operating subsidiaries: PearTrack Systems Group, Ltd, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. The Company continues to develop its environmental transportation business through Ecologic Car Rentals, Inc., and has ongoing sales of the Company’s waterless car wash products through Ecologic Products, Inc.  However, the board of directors of the Company believes Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will be able to operate more effectively independently, with the goal of attracting new capital and exploiting their existing business, as well as having the flexibility to establish new relationships in order to achieve their respective goals of generating shareholder value.

As such, the Company intends to effect spin-offs of its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., within ninety (90) days of the closing date of the merger. Pursuant to the terms of the spin-offs, a stock dividend in the amount of 57,065,061 shares of Ecologic Car Rentals, Inc. common stock, and 57,065,061 shares of Ecologic Products, Inc. common stock, will be distributed to the Company’s shareholders of record (excluding the former shareholders of PTSG) on the Record Date of December 15, 2014 on a pro rata basis.  Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as entities independent of the Company.

PearTrack Systems Group, Ltd.

As the Company’s wholly owned subsidiary, PearTrack Systems Group, Ltd. will provide a suite of products in the M2M Telematics and Remote/Mobile Asset Tracking and Management Industry, including a GPS tracking system and devices targeting non-powered assets with a proprietary long-life battery system. The Company intends to enhance its tracking products, and is assessing the areas of growth, with particular emphasis on the intermodal container market.

Key components of PearTrack Tracking Products:

▪

Battery Powered GPS Asset Tracking and Monitoring Systems with up to 10-year battery life for just about any remote asset, regardless of power supply.

▪

Asset monitoring and alarm units ranging from a Personal Tracking device with a 30 day rechargeable battery, to a Container Security and Tracking Unit with a 10 year battery.

▪

PT-700 or PT-1000: self-contained, wireless, concealable and easily fitted GPS enabled Asset Monitoring and Alert Systems with unique covert antenna kit, providing international GPS tracking (via GSM networks), temperature monitoring and door opening alerts sent directly to cell phone and/or email account.

▪

PT Tracking Unit: a powerful Fault Monitoring and Service Management Tool that monitors Generators, Chillers, Reefers, Irrigation Pumps, and Heavy Plant operating conditions, providing automatic alerts for critical events such as Low Oil Pressure, Engine Over-Temperature, Grid Failure, Low Output Flow, Low Fuel Level, Battery Failure, and Out of Temperature Range.

▪

PearTrack TeleAsset: a remote Asset Management, GPS Tracking and Monitoring System providing critical real-time event-driven GPS enhanced Event Alerts and Usage information, and enables superior remote asset management through a single web-based portal.

▪

PearTrack TeleAsset Platform: provides an end-to-end solution including:

▪

GPS enabled M2M interface hardware fitted discretely to each asset that monitors alarms, gathers data, and communicates information to the PearTrack web portal using GPRS via the GSM mobile networks.

▪

Centrally managed asset data software to process alarms and alerts.

▪

Web portal internet-based user interface accessible using a standard web browser from any Internet enabled PC or handheld device.

▪

Customization, hosting and system integration to provide tailored solutions to meet specific customer needs.

The board of directors of the Company has approved the authorization of a capital raise of between three million ($3,000,000) dollars and five million ($5,000,000) dollars that will be used to grow the PearTrack business with the goal of generating shareholder value.

Ecologic Car Rentals, Inc.

After almost five (5) years, Ecologic Car Rentals, Inc. has been unable to attract the requisite investor to fund its strategic plan, as a public company, or as part of a public company. It is the Company’s belief that Ecologic Car Rentals, Inc. will have more options available to it as a private company than it currently does as a wholly-owned operating subsidiary.  Mr. William B. Nesbitt will remain as President and CEO of Ecologic Car Rentals, Inc.

Ecologic Products, Inc.

Ecologic Products, Inc. has had some success in its 3-year waterless car wash trial, undertaken in conjunction with Park ’N Fly in Atlanta, GA and Los Angeles CA, at Hartfield International Airport and LAX International Airport, respectively.

On February 27, 2014 the Company negotiated the sale of approximately 440 gallons of its Eco Shine, Eco Wash and Eco Prep products, representing approximately 2,640 car washes, to CISA Lubes NC, LLC a North Carolina operator of 33 quick auto lube operations in North Carolina.

The Company is currently developing a business plan for the retail distribution of the Ecologic Shine® product line.

Ecologic Products, Inc. has expanded its business objectives beyond the scope of sustainable water practices through its Eco Shine operations to sustainable products that target corporate and government markets and has pursued several technologies at various stages of development.

On June 15, 2014, the Company entered into a non-disclosure agreement with SheerWind, Inc., a Minnesota based innovative wind turbine company.  The discussions with SheerWind were preliminary and did not move past the exchange of private information.

On June 26, 2014 the Company entered into a non-disclosure agreement with AquaFuel, Ltd., a Kent, United Kingdom based fuel technology company that has developed the first diesel generator to run on glycerin. Management negotiated, drafted and presented a Memorandum of Understanding to acquire an exclusive license for the United States.  The Company’s Chairman visited the AquaFuel headquarters for the purpose of demonstration of the AquaFuel generators and related due diligence. The Company’s due diligence indicated that the current development of glycerin as a fuel was unlikely to be attractive to the marketplace.  The Company is researching alternative bio fuel products that could work with the AquaFuel generators.

On June 12, 2014 the Company entered into a non-disclosure Agreement with SEaB Energy, Ltd. a Southampton, United Kingdom waste to energy Company.  SEaB Energy develops waste to energy systems deploying a containerized advanced digestion (AD) process. The process will, by stabilizing organic wastes, generate biogas (that will be combusted within CHP engines to generate electricity) and a digestate that will be employed as an organic fertilizer.  In June 2014, the Company’s Chairman and SEaB’s CEO met in London to discuss ways in which the Company could develop a business for SEaB’s two primary products, the Muckbuster® and the Flexibuster©, in the United States.  The Company worked to develop a plan to install the Muckbuster® product at Kennesaw State University, located in the greater Atlanta Georgia area.  After review, discussion and due diligence it was decided that the quantity of bio waste that could be utilized by the Muckbuster® system was not large enough in daily volume to make the economics work.  The Company will continue to seek to identify opportunities for the SEaB product line and will review its efforts at the end of the 2nd quarter 2015.

The Company believes that, as independent companies, Ecologic Products, Inc. and Ecologic Car Rentals, Inc. can promote and brand themselves so as to operate successfully.  Mr. William B. Nesbitt will remain as President and CEO of both companies.

Results of Operations

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013, including operations of the Company and its wholly owned operating subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. only.

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the quarter ended September 30, 2014, which are included herein.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$––	$––	$5,375	$206

Cost of sales	$––	$––	$3,162	$170

Gross profit	$––	$––	$2,213	$36

General and administrative expenses	$204,519	$184,319	$526,989	$639,537

Interest expense	$(40,449)	$(22,026)	$(123,931)	$(62,583)

Interest income	$––	$––	$––	$8

Loss on disposal of asset	$––	$––	$(1,925)	$––

Loss from continuing operations	$(245,018)	$(206,345)	$(650,632)	$(702,076)

Loss from discontinued operations, net of tax	$(1,099)	$(1,011)	$(3,581)	$(2,999)

Net loss	$(246,117)	$(207,356)	(654,213)	(705,075)

Net comprehensive income (loss)	$(3,619)	$––	$(88,051)	$––

Net loss and comprehensive loss	$(249,736)	$(207,356)	$(742,264)	$(705,075)

Revenue

For the three month period ended September 30, 2014 and 2013, respectively, no revenue was generated.

For the nine month period ended September 30, 2014 and 2013, respectively, revenue in the amount of $5,375 and $206 consisted of limited sales of car washing products to third-party retailers.

Cost of sales

For the three month period ended September 30, 2014, and 2013, respectively, no costs of sales were incurred.

For the nine month period ended September 30, 2014 and 2013, respectively, cost of sales in the amount of $3,162 and $170 consisted of limited purchases of car washing products from wholesale manufacturer.

An increase in sales and related costs of sales resulted in an increase in gross profit for the nine month period ended September 30, 2014, of $2,177 compared to $36 for the same period last year.

General and Administrative Expenses

	Three months ended		Nine months ended
	September 30,		September 30,		Variances
	2014	2013	2014	2013	3-month	9-month
Amortization of stock options granted	$15,000	$15,000	$45,000	$45,000	$––	$––
Amortization of deferred stock compensation	––	30,000	––	120,000	(30,000)	(120,000)
Legal, accounting and professional fees	14,920	13,750	43,433	47,685	1,170	(4,252)
Management consulting services	107,500	107,500	322,500	355,000	––	(32,500)
Other consulting fees	45,000	––	45,000	––	45,000	45,000
Office supplies and miscellaneous expenses	5,299	4,269	20,656	25,652	1,030	(4,996)
Rent expense	16,800	13,800	50,400	46,200	3,000	4,200
Total general and administrative expenses	$204,519	$184,319	$526,989	$639,537	$20,200	$(112,548)

General and administrative expenses in the amount of $204,519 for the three months ended September 30, 2014, were comprised of $15,000 of amortization of stock options, $14,920 of legal and accounting fees, $152,500 of management and other consulting fees, $5,299 of office overhead and other general and administrative expenses, and $16,800 of rent expense.

General and administrative expenses in the amount of $184,319 for the three months ended September 30, 2013, were comprised of $15,000 of amortization of stock options, $30,000 amortization of deferred stock compensation, $13,750 of legal and accounting fees, $107,500 of management and other consulting fees, $4,269 of office, overhead and other general and administrative expenses, and $13,800 of rent expense.

General and administrative expenses for the three month period ended September 30, 2014 of $204,519 as compared to $184,319 for the three month period ended September 30, 2013, resulted in an increasein general and administrative expenses for the current period of $20,200.

General and administrative expenses in the amount of $526,989 for the nine months ended September 30, 2014, were comprised of $45,000 of amortization of stock options, $43,433 of legal and accounting fees, $367,500 of management and other consulting fees, $20,656 of office, overhead and other general and administrative expenses, and $50,400 of rent expense.

General and administrative expenses in the amount of $639,537 for the nine months ended September 30, 2013, were comprised of $45,000 of amortization of stock options, $120,000 of amortization of deferred stock compensation, $47,685 of legal and accounting fees, $355,000 of management and other consulting fees, $25,652 of office, overhead and other general and administrative expenses, and $46,200 of rent expense.

General and administrative expenses for the nine month period ended September 30, 2014 of $526,989 as compared to $639,537 for the nine month period ended September 30, 2013 resulted in a decrease in general and administrative expenses for the current period of $112,548.

Significant changes in general and administrative expenses for the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013, were attributable to the following items:

•

a decrease in amortization of deferred stock compensation of $30,000, due to certain deferred compensation fully expensed in the prior period, resulting in no expense in the current period;

•

an increase in legal, accounting and professional fees of $1,170, primarily due to an increase in miscellaneous legal services of $1,170;

•

an increase in management and other consulting fees of $45,000, resulting from outside services provided during the current period, compared to no expense in the prior period;

•

an increase in other general and administrative expenses of $4,030, due to an increase in office supplies and miscellaneous expenses of $1,030; and an increase in rent of $3,000.

Significant changes in general and administrative expenses for the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013, were attributable to the following items:

•

a decrease in amortization of deferred stock compensation of $120,000, due to certain deferred compensation fully expensed in the prior period, resulting in no expense in the current period;

•

a decrease in legal, accounting and professional fees of $4,252, primarily due to a decrease in audit costs of $3,167 resulting from a change in audit firms; and a decrease in miscellaneous legal and  accounting services of $1,085;

•

an increase in management and other consulting fees of $12,500, primarily due to a change in providers of outside services during the current period, compared to the prior period;

•

a decrease in other general and administrative expenses of $795, due to a decrease in office supplies and miscellaneous expenses of $4,996; and an increase in rent of $4,200.

General and administrative expenses for the three and nine month periods ended September 30, 2014 were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2014, the Company incurred a net loss from continuing operations of $654,213 compared with a net loss from continuing operations of $705,075 for the nine months ended September 30, 2013. The decrease in net loss of $50,862 is attributable to an increase in revenue of $5,169, an increase in cost of goods sold of $2,992, a decrease in general and administrative expenses of $112,548, an increase in interest expense of $61,348, a decrease in interest income of $8, and an increase in loss from disposal of asset of $1,925.

Liquidity and Capital Resources

Working capital
	September 30, 2014	December 31, 2013	Increase (decrease)
Current assets	$984	$––	$984
Current liabilities	1,769,811	2,878,014	(1,108,203)
Working capital (deficit)	$(1,768,827)	$(2,878,014)	$1,109,187

As of September 30, 2014 and December 31, 2013, the Company had no cash.

The Company had a working capital deficit of $1,768,827 as of September 30, 2014, compared to a working capital deficit of $2,878,014 at December 31, 2013.  The decrease in working capital deficit of $1,109,187 is primarily attributable to an increase in prepaid insurance, an increase in accounts payable and accrued expenses of $44,776; a decrease in related party payable of $51,796; a decrease in short term convertible notes payable of $1,121,378 due to the conversion of related party debt into common stock; and an increase in other short term notes payable of $20,195.

Cash Flows	For the nine months ended
	September 30, 2014	September 30, 2013
Net cash provided by (used in) operating activities	$(5)	$(64,234)
Net cash provided by investing activities	––	––
Net cash provided by financing activities	5	40,479
Net cash provided by (used in) continuing operations	––	(23,755)
Net cash provided by discontinued operations	––	403
Net increase (decrease) in cash	$––	$(23,352)

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, the Company used $5 of cash flow from operating activities, compared with using $64,234 of cash flow for operating expenses for the nine months ended September 30, 2013. The decrease in cash provided by operating activities of $64,234 is primarily attributable to a reduction in the net loss from operations of $51,444, a decrease in stock option amortization of $120,000, an increase in accruals converted to related party loans of $164,000, a decrease in depreciation of $350, an increase in prepaid expenses of $984, a decrease in other assets of $800, an increase in accounts payable and accrued expenses of $94,710, and a decrease in related party payables of $125,716.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014 and 2013, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, the Company was provided with $5 of cash flows from financing activities, compared with $40,479 during the nine months ended September 30, 2013. The decrease in cash flows provided by financing activities of $40,474 is attributable to a decrease in related party loans.

As at September 30, 2014, affiliates and related parties are due a total of $721,855, which is comprised of loans to the Company of $516,412, accrued interest of $60,080, accrued compensation of $19,000, and reimbursable expenses of $145,363. During the nine months ended September 30, 2014, loans to the Company decreased by $1,269,093, accrued interest decreased by $76,651, unpaid compensation decreased by $132,755 and reimbursable expenses increased by $80,958.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within one (1) year of written demand or upon equity financing, and are convertible into the Company’s common stock at a price of $0.05 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $10,460,683, and a working capital deficit of $1,768,827, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s revenue stream has been from Ecologic Shine®, the initial product marketed through the Company’s subsidiary Ecologic Products, Inc.  The Company has made limited sales to certain retail automobile maintenance chains for the purpose of product testing.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No 2013-11, Presentation of an Unrecognized Tax Benefit When Net Operating Loss Carryforward Exists.  The objective of ASU 2013-11 is to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits, and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The adoption of this update did not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No, 2014-10, Elimination of Certain Financial Reporting Requirements for Development Stage Entities.  The objective of ASU 2014-10 is to reduce the cost and complexity associated with the incremental reporting requirements for development stage entities.  This Update removes all incremental financial reporting requirements, and eliminates an exception provided to development stage entities in Topic 810.  The amendments in this standard are effective retrospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Top 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

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

As of September 30, 2014, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine month period ended September 30, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Letter of Intent between the Company and ACE Rent A Car, Inc. dated August 2, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
2.2	Letter of Intent between the Company and PearTrack Systems Group, Ltd. dated September 26, 2014	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
2.3	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp effective October 17, 2014	Filed with the SEC on October 23, 2014 as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006 as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006 as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008 as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008 as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split	Filed with the SEC on September 17, 2008 as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009 as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split	Filed with the SEC on June 11, 2009 as part of the Company’s Current Report on Form 8-K
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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014 with respect to the authorized shares and name change	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective as of April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Edward W. Withrow Jr.	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Edward W. Withrow Jr.	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEARTRACK SECURITY SYSTEMS, INC.

Dated: November 19, 2014	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President and CEO

Dated: November 19, 2014	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer