Form 10-K
period 2014-12-31
PEARTRACK SECURITY SYSTEMS, INC.
filed 2015-04-15
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2014 was $1,039,672 based on a closing price of $0.37 for the Common Stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

65,788,046 Common Shares issued and outstanding as of March 31, 2015.

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

As used in this annual report, the terms "we", "us", "our," “the Company” and "PearTrack" mean PearTrack Security Systems, Inc., and its wholly-owned subsidiaries, PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

Corporate Overview

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-3900. The Company’s wholly owned subsidiary, PearTrack Systems Group, Ltd. is headquartered in the San Francisco Bay area of California, with offices in Manchester, England.

The Company’s website is www.peartrack.com.

The Company’s common stock is quoted on the OTC Bulletin Board and the OTCQB under the symbol “PTSS”.

Corporate History

PearTrack Security Systems, Inc. (the “Company” or “PearTrack”), incorporated in Nevada on September 30, 2005, is a security and logistics company headquartered in Santa Monica, CA. The Company is currently structured with three wholly owned subsidiaries: PearTrack Systems Group, Ltd., Ecologic Products, Inc., and Ecologic Car Rentals, Inc., all Nevada corporations.  PearTrack Systems Group, Ltd. (“PTSG”), is headquartered in the San Francisco Bay area of California, with offices in Manchester, England.  The Company’s current business activities are diversified into two specific markets: remote/mobile asset tracking and environmental transportation and products.

The Company’s primary focus is on the development and commercialization of its proprietary battery system in conjunction with its GPS tracking and management technologies. The Company’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.  The Company continues to pursue wholesale distribution opportunities for the Ecologic Shine® product, including product placement into major retail automotive chains. The Company is also developing a business plan for the retail distribution of the Ecologic Shine® product line in anticipation of spinning the operating subsidiary out to Shareholders.

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

On October 17, 2014, pursuant to the Agreement and Plan of Merger dated October 9, 2014, PearTrack Acquisition Corp., a Nevada corporation (“PTAC”), the Company’s wholly owned subsidiary, merged with PTSG, with PTSG as the surviving entity (the “Merger”).  As a result, PTSG became the Company’s wholly owned subsidiary.  As part of the agreement, the Company issued an aggregate of 51,358,555 restricted shares of the Company’s common stock to the former PTSG shareholders on a 5.13586 for 1 basis.  The issuance, representing approximately 90% of the Company’s issued and outstanding shares of common stock, increased the total issued and outstanding common shares from 5,706,506 shares to 57,065,061 shares. In addition, the Company changed its name to PearTrack Security Systems, Inc. and its trading symbol to OTCQB.PTSS.

In connection with the Merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. Edward W. Withrow Jr., the President of PTSG and a member of the Company’s Board of Directors (the “Board”), was appointed Mr. Nesbitt’s successor. Mr. Nesbitt remains a member of the Board, as well as President and CEO the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, Mr. Arran de Moubray, Mr. Paul B. Burke and Mr. John D. Macey, formerly directors of PTSG, were appointed to the Board.

On January 21, 2015, the "Company executed an Assignment and Licensed Rights Agreement (the “Agreement”) with PearLoxx Limited (“PearLoxx”) dated December 19, 2014, for the exclusive license in perpetuity of certain patented intellectual property (the “Licensed Property”), as defined in the section “Intellectual Property” below. As consideration, the Company shall pay PearLoxx a percentage of gross receipts generated from the sale of the Licensed Property.  On March 9, 2015, the Company amended the License Agreement to include, among other things,  as part of the consideration for the Licensed Product, the right for Pearloxx to purchase 5,706,506 shares of the Company’s common stock, valued at $1,711,952, for cash in the amount of $5,707.

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Current Business

The Company is currently structured with three wholly owned subsidiaries: PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc., all Nevada corporations. The Company’s current business activities are diversified into two specific markets: remote/mobile asset tracking and environmental transportation and products.

•

Through its wholly owned subsidiary, PearTrack Systems Group, Ltd., the Company intends to provide a suite of products in the M2M telematics and remote/mobile asset tracking and management industry, including a GPS tracking system and tracking devices with a proprietary long-life battery system for non-powered assets.

•

Through its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for viable environmental rental car opportunities, and its marketing and distribution endeavors for its environmental products.  The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2015.

Remote/Mobile Asset Tracking

PearTrack Systems Group, Ltd.

Through its wholly owned subsidiary, PearTrack Systems Group, Ltd., the Company’s focus is primarily on the development and commercialization of its proprietary battery system in conjunction with its global positioning system (“GPS”) tracking and management technologies. The Company is geared to offer market-leading proprietary solutions in the mobile to mobile (“M2M”) telematics and remote/mobile asset tracking and management industries.

Key components of PearTrack Tracking Products:

•

Battery Powered GPS Asset Tracking and Monitoring Systems with up to 10-year battery life for just about any remote asset, regardless of power supply.

•

Asset monitoring and alarm units ranging from a Personal Tracking device with a 30 day rechargeable battery, to a Container Security and Tracking Unit with a 10 year battery.

•

PT-700 or PT-1000: self-contained, wireless, concealable and easily fitted GPS enabled Asset Monitoring and Alert Systems with unique covert antenna kit, providing international GPS tracking (via GSM networks), temperature monitoring and door opening alerts sent directly to cell phone and/or email account.

•

PT Tracking Unit: a powerful Fault Monitoring and Service Management Tool that monitors Generators, Chillers, Reefers, Irrigation Pumps, and Heavy Plant operating conditions, providing automatic alerts for critical events such as Low Oil Pressure, Engine Over-Temperature, Grid Failure, Low Output Flow, Low Fuel Level, Battery Failure, and Out of Temperature Range.

•

PearTrack TeleAsset: a remote Asset Management, GPS Tracking and Monitoring System providing critical real-time event-driven GPS enhanced Event Alerts and Usage information, and enables superior remote asset management through a single web-based portal.

•

PearTrack TeleAsset Platform: provides an end-to-end solution including:

•

GPS enabled M2M interface hardware fitted discretely to each asset that monitors alarms, gathers data, and communicates information to the PearTrack web portal using GPRS via the GSM mobile networks.

•

Centrally managed asset data software to process alarms and alerts.

•

Web portal internet-based user interface accessible using a standard web browser from any Internet enabled PC or handheld device.

•

Customization, hosting and system integration to provide tailored solutions to meet specific customer needs.

The Company intends to enhance its tracking products, and is assessing the areas of growth, with particular emphasis on the intermodal container market.  The Company’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.

Business Strategy

The board of directors of the Company has approved the authorization of a capital raise of between three million ($3,000,000) dollars and five million ($5,000,000) dollars that will be used to grow the PearTrack business with the goal of generating shareholder value.

The Company’s intended strategy will be a multi-pronged approach:

1.

Enhance and expand the existing product line;

2.

Expand intellectual property through licensing;

3.

Identify potential business acquisitions; and

4.

Develop new facilities for the manufacturing and distribution of the PearTrack portfolio on a global scale.

Trailer and cargo container tracking is often a part of a fleet management solution that includes both the truck and trailer, and is a natural subset of asset tracking. With this in mind, the Company’s Board of Directors (“Board”) approved the establishment of PearTrack Container Group (“PearTrack Container Group”) in the 4th quarter of 2014, and has developed a strategic plan that encompasses intermodal container tracking, reporting and security, providing a real-time tracking solution that incorporates data logging, satellite positioning and data communication to a back office application.

The PearTrack product portfolio is specifically designed for tracking commercial assets utilizing market leading wire-free autonomous technology. The extensive PearTrack product range, combined with proprietary enterprise management software, enables the business to engage with existing telematics markets while simultaneously establishing a strategic plan to target the maritime security market with its PT-Tracker Smart Container System.

The execution of the Company’s business strategy will be contingent upon and require significant financing. There can be no assurance that such financing will become available or, if it does, that it will be offered to the Company on favorable terms. The Company’s ultimate goal is to achieve a national presence in the M2M and remote/mobile asset tracking market.

Products and Technology

Overview

The PearTrack product line supplies battery powered GPS asset tracking and monitoring systems with up to 10-year battery life for just about any remote asset, regardless of whether it has a power supply or has no power at all. PearTrack’s asset monitoring and alarm units, the PT Trackers, range from a personal tracking device with a 30-day rechargeable battery, to a cargo container security and tracking unit with a battery life up to 10-years.

The PT Tracker GPS enabled asset monitoring and alert units are very easy to fit. In their basic form they are fully self-contained with no external wires or connections, and can be fitted in minutes to any trailer, or concealed within the contents of a pallet. Alternatively, with a unique covert antenna kit, the PT-700 or PT-1000 can be concealed within a shipping container to provide international GPS tracking (via GSM networks), temperature monitoring and door opening alerts sent directly to a cell phone and/or email account.

When a PT Tracker is connected to mobile/remote engineering equipment, the unit becomes a powerful fault-monitoring and service management system. Generators, chillers, reefers, irrigation pumps, and heavy plant operating conditions can all be monitored, providing automatic alerts to warn asset managers of critical events such as low oil pressure, engine over-temperature, grid failure, low output flow, low fuel level, battery failure, and out of temperature range, thereby allowing preventative maintenance to be carried out and the fault corrected, often preventing costly repairs and downtime.

There are currently two PL Trackers tracking units containing the patented PearLoxx secure locking technology, along with PearTrack’s unique and proven long life battery solutions. The PearLoxx secure locking technology (www.pearloxx.com), has a built-in GPS tracking system that enables a shipping container be both sealed securely and tracked using the same device.

The PearTrack TeleAsset is a remote asset management; GPS tracking and monitoring system that enables organizations to better manage their remote assets. These TeleAsset systems can provide critical time sensitive information such as GPS enhanced event alerts and usage information, allowing the user to effectively manage all its assets from a single web-based portal. This information assists users in making informed management decisions based on up to the minute event-driven alerts and information regarding its PearTrack equipped assets.

The PearTrack TeleAsset platform provides an end-to-end solution comprising:

•

Hardware GPS enabled M2M interface fitted discretely to each asset that monitors alarms, gathers data, and communicates this information to the PearTrack web portal using GPRS via the GSM mobile networks.

•

Software centrally manages asset data, processes alarms and alerts authorized users of critical information regarding their assets.

•

Web Portal internet based user interface which can be accessed using a standard web browser from any Internet enabled PC or handheld device.

•

Services include customization, hosting and system integration services to provide tailored solutions to meet specific customer needs.

PT-Trackers

With the Company’s PT Trackers, PearTrack has a full range of GPS, GSM battery powered units ranging from 30 day rechargeable to up to 10 years without a battery replacement, all containing tracking and reporting capabilities, thus providing a wide variety of vertical markets.

PearTrack product portfolio is comprised of several battery options powering GSM/GPS based asset location and monitoring devices. The product range consists mainly of non-rechargeable units, with operating durations of up to 3, 5, 7, and 10 years, in various sizes and footprints. In addition to these, a number of miniaturized rechargeable devices are due to be launched in the coming months, and will be specifically targeted at short-term hire and consignment applications.

The three, five, seven and ten year devices have multiple alarm input capability, and can interface with additional modules including temperature, movement, door opening, and angle sensors, which makes them applicable to both standard tracking and specialist reporting applications.

PearLoxx Secure Locking Technology

As part of its strategy, the Company licensed in perpetuity a patented container locking technology from PearLoxx Ltd., a United Kingdom company. The PearLoxx secure locking technology (www.pearloxx.com), has a built-in GPS tracking system that enables a shipping container to be both sealed securely and tracked using the same device. The PearLoxx unit can be fitted in less than a minute with no drilling, which provides significant value to the PearLoxx proposition. PearLoxx will operate as a unit of PearTrack Container Group.

The PL Tracker, the Company’s next-generation GPS cargo tracking system and solution, with intermodal real-time container and rail car transport security tracking, will provide a proprietary end-to-end supply chain security and tracking solution. PearLoxx locking systems integrate elements from the Sweloxx patented physical container locking system, which provide a proprietary electronic control and deadlock system, with the PearTrack tracking and communication system. The PearLoxx unit and system will provide an electronically operated shipping container security lock that can signal operation and location updates via the PearTrack system. Principal generic features of the PL Tracker include:

•

Electronically operated secure locking system using patented mechanical design.

•

Tamper and drill resistant design

•

Local 5-digit code emergency access, and emergency power options.

•

GPS global tracking with GSM 2G/3G communication using PearTrack tracking unit.

•

Automatic notification of lock operation and unlocking / locking events.

•

Local user one-touch re-locking

•

C. 90 day rechargeable or up to 10 year primary battery versions based

There are currently two PL Trackers:

•

PL-1000:  With up to a 10-year battery life, will give 4 positions a day.

•

PL-90: 3-month battery life, rechargeable unit has all the features of the PT-1000. The PL-90 will last many times longer than any rechargeable GPS tracking unit currently on the market.

There is also a third unit, the PL-1100, that the Company is planning to develop, similar to the PL-1000, that would be designed to be fitted into the shipping container, becoming an integral and permanent part of the container.

Software

The PearTrack software enables the end-user to configure and monitor their tracking units, utilizing mapping, geo fencing, lock-down, and switching tools to provide the basis for powerful asset management and security functions. The PearTrack back-office system is dedicated to its own hardware solutions, and is designed totally in-house. This ensures complete compatibility with all hardware with a fully optimized turnkey solution. PearTrack’s philosophy is ‘Quality by Design’ and, as such, designs aviation-class software, which is constructed to be self-monitoring and does not require reboot. With the PearTrack cloud-based upgradeable firmware, the Company is able to add new features and upgrades without unnecessary cost or inconvenience to the end user.

Battery Management

A number of factors can affect battery life, e.g. ambient temperature, GPS availability, communication method (and availability), reporting frequency, external monitoring, and the period over which the units are actually operating (longer operating periods will result in greater quiescent power usage, and be impacted by losses within the battery chemistry). In order to standardize performance figures, the PearTrack products have quoted expected battery life based on normal conditions and reporting 4 events per day at typical room temperature The PearTrack back-office system records the number of reporting events accumulated for each device, which enables the monitoring of actual battery performance. The Company is able to provide end users with suggestions to maximize battery life, if indications arise that a particular installation is not performing at optimal operating conditions.

Web Portal

In addition to the standard tracking and reporting functions, PearTrack’s end-user software provides leading enterprise management solutions of all tracking devices, including geo-fencing. The PearTrack tracking portal utilizes multiple mapping data and GIS engines. By default, the web portal currently interfaces with the Microsoft Virtual Earth map engine, which provides road, aerial and birds-eye views over almost the entire globe.

The PearTrack web portal enables the full administration, and functionality, of all tracking units, within a completely user-friendly environment. Further, with centralized monitoring capabilities, PearTrack is able to easily extend the initial contract terms, by way of an “extension” or ‘unlocking’ of existing units (subject to available battery performance data), or the ‘activation’ of additional installed units. In addition, performance monitoring is administered through the web portal, which provides functionality parameters for each tracked unit.

Target Market

The PearTrack business focuses on security and remote/mobile asset tracking, its management and communication. The history of fleet management solutions goes back several decades while tracking and monitoring of shipping containers came in focus after 9/11. Today, mobile and satellite networks can provide ubiquitous online connectivity at a reasonable cost, and mobile computing and sensor technologies that deliver high performance and excellent usability. All of these components combined enable the delivery of supply chain management, security management and operations management applications linking trailers, containers, cargo and enterprise IT systems.

The Company’s target market includes the transportation of high value assets, remote locations and transportation of these assets, and the utilization of intermodal containers, from shipper origin to customer delivery and pickup.  The Company provides an important service to its customers that involves not only the protection of their assets, but of their brands; and in the case of intermodal container border security, PearTrack’s technology platform and services may protect against threats of terrorism, theft of goods and/or theft and replacement of goods with counterfeit goods.

The Company’s primary target market, intermodal shipping containers, offers a unique opportunity that it is positioned to exploit.  The Company is targeting markets that have both early adoption combined with enormous need, and increasing adoption driven by fundamental market factors. The container tracking and security market is projected to grow at an annual rate of 35 percent. The container tracking market drivers are:

•

Supply chain efficiency and container utilization;

•

Cargo Theft: Worldwide cargo thefts account for $30-$50 billion in losses annually.

•

Counterfeit goods: Pharmaceutical, technology products, petroleum products;

•

Terrorism: The threat of terrorist using containers to breach security and cause destruction of property and lives; and

•

Human Cargo: Traffickers use containers to transport people for forced labor, sex trade, etc.

The PearTrack business model, specifically its container initiative, includes organic sales growth and proprietary research and development, as well as acquisitions of companies and/or intellectual property deemed strategic to its business, in an effort to differentiate PearTrack amongst its competitors.

As part of PearTrack’s globally integrated supply chain security and monitoring system, its next-generation container transport tracking solution will provide end-to-end real-time intermodal container and rail car cargo transport access, intrusion tracking and market leading battery life enhancement using its proprietary active PT3 System container security tracking technologies.

Target Market Drivers

•

Improved Supply Chain Management resulting in increased ROI and operational efficiencies;

•

Reduced theft and asset loss;

•

Reduced Insurance and liability risks;

•

Reduced exposure to counterfeit products being delivered as opposed to genuine articles.  Counterfeit products cost over $30 billion annually in lost revenue;

•

Reduced harm to humans who use counterfeit drugs with over one million people become sick with a large population dying from use of counterfeit drugs; and

•

Reduced threat of terrorist attacks that can be launched by having a “dirty bomb” or nuclear bomb hidden inside an Intermodal Container.

Intellectual Property

On October 17, 2014, the Company acquired the PearTrack technology and intellectual property portfolio, consisting of an extensive range of proprietary electronic, software, firmware, and mechanical designs, along with detailed specifications, protocols, and process information, details of which can be found in the PearTrack IP Register, in summary:

•

Firmware: Embedded firmware for version 1 non-rechargeable products (current manufacture), and Gen2 hardware platforms (rechargeable and non-rechargeable products).

•

Hardware: Electronic and schematic designs; and manufacturing data for version 1 products (current manufacture); and Gen2 hardware platforms, along with a range of secondary interfaces and accessories.

•

Mechanical: Mechanical designs and production tooling relating to version 1 non-rechargeable products (current manufacture), and in the case of the PT-90 and PT-30 design, transferrable to the Gen2 hardware variants.

•

Software: Software includes but is not limited to: software applications, interfaces, and tools (i.e. web portal tracking platform), back-office services, and hardware programming tools. Software may be in the form of pre or post-complied code. System architecture, designs, and source code as used to construct and deploy the PearTrack tracking portal and associated services, including but not limited to: user interface, security controls, data access layer, communications, geo-parsing, database management, web services, reporting and administration.

•

Specifications: Detailed product and system specifications, approaches, communication protocols, and manuals relating to version 1 and Gen2 products, and supporting systems.

Patents

On June 30, 2014, the Company entered into a non-exclusive License Agreement, in perpetuity, with AudioEye Communications, Inc., a communications and technology company that owns a family of patents in the area of audio technology. Proprietary materials consist of the following licensor-produced intellectual property used in the development of the technology and implementation of product:

US Patent	Description
8,046,229

Method and apparatus for website navigation by the visually impaired” Abstract: The system involves creating an audible website corresponding to an original website by utilizing voice talent to read and describe web content.

8,296,150	System and method for audio content navigation” Abstract: A system and method for communicating one or more audio files through a network.
7,966,184	System and method for audio content navigation” Abstract: Systems and methods for an audio-based content management, navigation and retrieval system are provided.
8,260,616

System and method for audio content generation” Abstract: A system and method for generating audio content. Content is automatically retrieved from an original website according to a predetermined schedule to generate retrieved content.

8,589,169	System and method for creating audio files” Abstract: A system and method for creating one or more audio files.

US Patent Pending	Description
13/483,758	System and method for audio content generation.
113/280,184 US12/61,620 WO2013063066	Includes numerous international filings. System and method for audio content management.
14/055,366	System and method for communicating audio files.

The Company is developing a proprietary system of secure and encrypted communication that will allow the reporting PearTrack systems to be delivered through the web portal in an audio format with multiple linguistic capabilities. In addition, PearTrack has plans to develop an audio technology in conjunction with AudioEye, Inc., that will allow the end user to interact with the security and tracking device vocally, and will enable the end user to ask specific questions aloud, in sequential or non-sequential order, and accelerate the gathering and assimilation of information and collection of data.

On March 9, 2015 the Company completed the acquisition, through aassignment of an exclusive License in perpetuity, of the PearLoxx, Ltd. system that has USPTO and EP Patent with a priority date of March 13, 2006.

US Patent	Description
US 8,245,546 EP 1 845 225 B1	Container Lock and Method for Locking of Container Door.

The EP Patent describes the PearLoxx system as follows: The invention relates to a container lock, a method for locking a container with at least one door, and a container provided with a lock, said door having a first frame edge portion, and said container having a second frame edge portion positioned adjacent to said first frame edge portion in a closed position of the door, wherein said container lock comprises: an interior blocking portion, having a body adapted to extend over said first and second frame edge portions, and an engaging abutment and an extension portion extending out from said body so that, when said interior portion is arranged on the inside of said second frame edge portion, said engaging abutment and extension portion provide interacting engagement of opposite side surfaces of said second frame edge portion, and said extension portion extends from the interior of the container to the exterior of the container, and an exterior blocking means for lockable interaction with said extension portion.

PearLoxx Product Overview

The PearLoxx locking systems (the “PearLoxx Product”) integrate elements from the Sweloxx patents physical container locking system, with proprietary electronic control and deadlock system, and the PearTrack tracking and communication system. The system provides an electronically operated security lock for shipping containers that signals operation and location updates via the PearTrack system.

The Company has developed a system that integrates the patented locking system with the PearTrack technology and is at the final stages of the new products’ development.  Principal generic features of the PearLoxx Product include:

•

Electronically operated secure locking system using patented mechanical design.

•

Tamper and drill resistant design

•

Local 5-digit code emergency access and emergency power options.

•

GPS global tracking with GSM 2G/3G communication using PearTrack tracking unit.

•

Automatic notification of lock operation and unlocking / locking events.

•

Local user one-touch re-locking

•

Approximate 90 day rechargeable (PL-90) or up to 10 year primary battery (PL-1000) versions based

CodeLoxx

The PearLoxx lock assembly (“CodeLoxx”) is operated by a microcontroller based lock control circuit. This electronic circuit is able to accept either remote open commands via the PearTrack system or a 5 digit local code, which is input via a single button and LED combination. The deadlock bolt is operated using a motor driven gear/rack, and once the deadbolt is retracted a user can manually operate the lock. Lock open status is signaled via the PearTrack tracking unit, and re-locking is automatically inhibited while the lock bolt is open to prevent jamming.

PL-90

The PL-90 is the rechargeable battery version with a predicted operating life of up to 3 months. It operates from a single Lithium Polymer battery, which is used to power the PearTrack GPS/GSM tracking unit and operate the CodeLoxx lock control circuit. The battery is charged using power derived from an external USB connector and controlled by the GPS/GSM tracking unit. The total assembly is designed to be resistant up to IP67.

PL-1000

The PL-1000 is the fixed battery version with a predicted operating life of up to 10 years. It operates from an eight ‘D’ cell primary power pack, which is used to power the PearTrack GPS/GSM tracking unit, and provides charge power for a small lithium polymer battery which is used to operate the CodeLoxx lock control circuit. The total assembly is designed to be resistant up to IP67.

Future IP Strategy

The Company’s plan for new product is based on a combination of internally developed product and service offerings, modification, enhancement or new indication of existing proprietary technologies and the licensing and or acquisition of technologies and or companies that fit into the overall thesis of the PearTrack and can be integrated into its strategic plan.

Competition

Telematics Industry Players

Following is an analysis of select companies offering similar products:

Company	Positioning	Penetration	Customer Added Value	GSM	CDMA	Satellite/ Iridium	Locking Feature	Battery Life
PearTrack	Provides leading battery life and extensive data services with GPS tracking through GSM, CDMA and Iridium Networks	Over 30 industry segments	• leading battery life in the industry • multimode communication technology • container security equipment optional (Pearloxx) • fitted and convert options	X	X	X	X	30 days To 10 years
Kirsen Global Technology	Provides multi-modal container monitoring systems (CMS), monitoring the position and security of cargo containers with a global network that tracks and responds to incidents	Freight forwarders, 3PLs, shipping lines, shippers, insurances, packaging companies, terminal operators, and government entities	• offers a range of products to meet certain customer needs, from purely tracking containers to tracking with all sensors and capabilities	X				1 year
Honeywell Global Tracking

Offers commercial satellite-based asset tracking and monitoring provided by Inmarsat as well as fully integrated search and rescue solutions backed by international certifications that are Cospas-Sarsat compliant

		Transportation, maritime, oil and gas industries, as well as logistics operations for military, governmental and NGO's around the world.	• use of Inmarsat satellites. • offers solutions for situations when GPS and GSM communications are not available, such as custom mapping data	X				1 year To 10 years
SKyBitz/ Telular	Provides remote asset tracking and information management services, specializing in real‐time decision-making tools for companies with unpowered assets.	Trucking and logistics, oil and gas, intermodal	• launched DARPA‐funded technology into private, government and international markets	X				"Multiyears," Otherwise Not specified
Globe Tracker	Provider of data sharing, data analytics, and global asset tracking and monitoring services	Not provided	• provides lifetime guarantee. • partnership with Vodafone for global GSM connectivity	X				5 years + External Power Option
Starcom Systems	Provides real-time GPS fleet management and vehicle security applications, personal tracking, merchandise tracking, containers tracking and management and an online application.	Parented by Triton Container International Limited, exposure to Intermodal Leasing industry	• offers multi-lingual applications • magnet installation • low power mode • Triton container leasing services	X	X			Not specified
OnAsset Intelligence

Specializes in the air cargo industry and is the first FAA compliant and operator approved real-time tracking device with automatic "airplane mode." Provides  freight protection, chain of custody supervision and supply chain security

		Emirates Sky Cargo, Virgin Atlantic Cargo, Cathay Pacific, American Airlines Cargo, AT&T, Envirotainer	• offers different mounting options as well as iridium coverage • color coded data	X	X	X		30 days To 75 days
CSB Technology	Provides a plug and play solution targeting container security issues with the use of solar power	Kuhne + Nagel, Bosch Sicherheitssysteme, DSV Air and Sea, Bavaria Egypt, Bayer Healthcare, EPSa GmbH	• solar power available	X
Global Tracking Technologies, LLC	Provides high performance and ease of use GPS tracking device featuring real-time tracking, and supply chain monitoring across land, sea and air	PBS&J an Atkins Company, DeepWaterWind, Fred.Olsen Marine Service AS, Pepsico, Shiseido, WWF	• offers temperature monitoring function	X				1 week To 7 years
Loksys Solutions	Focuses on freight security and container tracking in the container logistics market, designed specifically for intermodal transportation.	Not specified	• efficient installation with different set-up options that provide both physical and electronic security	X			X	Not specified
Track4C	Provides tracking and monitoring functions already fixed in the containers.	New company, currently establishing network	• customization in reporting sensors with a long battery life, pricing solutions tailored to customer needs (pay-as-you-use model) • link easily to existing ERP platforms	X				18 months To 24 months
CallPass M2M Solutions	Provides affordable Internet-based tracking and monitoring assets, container, fleet and trailer.	New company, currently establishing network	• affordable and a wide variety of products for both individuals and businesses	X	X			Not specified
Traklok International	Provides robust physical security, multi-sensor alarm, and GPS tracking.	Chemical, electronics, pharma, food and beverage, government, tobacco	• durable lock • tracking and security functions in one device	X			X	1 month To 3 months
Envotech	Manufactures mechanical security seals and RFID E-seals	New market entrant looking to penetrate airline, intermodal shipping, banking, transportation, chemical, manufacturing, pharmaceutical, and healthcare industries	• leading RFID Seals and Services, the SLM-i product offers Iridium failover features	X		X		3 months To 9 months

Government Regulations

PearTrack’s management believes that the container and tracking market has the potential to be  influenced by legislation from various authorities worldwide, as well as the outcome of discussions around mutual recognition of C-PAT and AEO, the results of full container scanning trials and the announced Container Security Device requirements from the US DHS.

Safe Port Act of 2006

SAFE Port Act was introduced as a bill on March 14, 2006, under the 109th US Congress, 2005–2006.  The bill calls for 100% of US-bound ocean containers to be scanned at the foreign port of origin. The bill was enacted and signed by former President George W Bush on Oct 13, 2006.  The bill became the law numbered Pub.L. 109-347.

The Department of Homeland Defense (“DHS”) has delayed until 2016 the implementation of key sections of the SAFE Port Act of 2006.

Container Security Initiative

The Container Security Initiative (the “CSI”) was launched in 2002 by the U.S. Bureau of Customs and Border Protection (“CBP”), an agency of the Department of Homeland Security. Its purpose was to increase security for container cargo shipped to the United States. The CSI allows CBP, working with host government Customs Services, to examine high-risk maritime containerized cargo at foreign seaports, before they are loaded on board vessels destined for the United States.

The CSI consists of four core elements:

•

Using intelligence and automated information, identify and target containers that pose a risk for terrorism.

•

Pre-screen containers that pose a risk at the port of departure before they arrive at U.S. ports.

•

Using detection technology, such as gamma ray detectors, quickly pre-screen containers that pose a risk.

•

Use smarter, tamper-evident containers.

The initial CSI program has focused on implementation at the top 20 ports that ship approximately two-thirds of the container volume to the United States. Smaller ports, however, have been added to the program at their instigation, and participation is open to any port meeting certain volume, equipment, procedural, and information-sharing requirements. Future plans include expansion to additional ports based on volume, location, and strategic concerns.

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

Sales, Marketing, and Advertising

The Company’s primary marketing objective is to convey to its customers and to consumers in general that its product is of superior quality, and provides a proprietary long-life battery that surpasses any in the global asset tracking market. The Company is seeking to appeal to customers by emphasizing the interrelated security and economic benefits of the Company’s tracking units, in conjunction with the Company’s online control portal infrastructure.

The Company intends to:

• exploit the differentiation of PearTrack from other asset tracking company brands.

•

use direct sales and education to the US Military, Department of Homeland Defense, the US Coast Guard, and state and municipal government agencies, and corporations committed to anti-terrorism threats.

• employ strategic use of electronic and internet distribution, employing state of the art technology to target customers seeking intermodal container security.

Other than as disclosed above, the Company’s current sales, marketing, and advertising efforts are minimal due to the Company’s size and limited financial resources.

Manufacturing

The Company currently works with independent tier 2 UK manufacturing companies to source the components and build assemblies, and then performs the systems integration and final assembly of the PearTrack product line.  The Company has entered into discussions with a large outsource manufacturer that will handle all of the manufacturing of its products as the Company commences with the commercialization of its products and services.

Current Suppliers for the PT Tracker and PL Tracker Units

•

VC Electronics (UK CEM)

•

United EMS (UK CEM)

•

Centirion (Germany) - GSM for Gen2 products

•

uBlox (Switzerland) - GPS chipset for Gen2 products

•

San Jose Navigation (Taiwan) - GPS antenna & Receiver for PT-xxx

•

Toaglas (USA, Taiwan, and UK) – GPS antenna supplier for Gen2 products

•

Tekfun (Taiwan) - GSM antenna (all models)

•

Eve Battery Co (China) - PT-xxx battery packs

•

EEMB (China) - PT-30 & PT-90 battery

•

HK Salt (Hong Kong) - CPU's for both product groups

•

Shenzhen Shanghai Technology Ltd (China) - PT-xxx GSM module

•

Fibox (EU) - PT 700 & PT-1000 enclosures

•

Pheonix Mechano (EU) - PT-500 enclosure

Facilities

The Company’s principal executive office is located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s telephone number is 310-899-3900, and fax number (888) 899-1433.

The Company’s wholly owned subsidiary, PearTrack Systems Group, Inc. is headquartered in Alameda, California, with offices in Manchester, England.

The Company’s website is www.peartrack.com.

Employees

As of December 31, 2014, the Company had two employees, excluding the Company’s directors and executive officers. The Company currently has two employees, excluding the Company’s directors and executive officers. The majority of those working with the Company are engaged as consultants under Consulting Agreements.

Research and Development

During the last two years, the Company has spent $48,600 and $0, respectively, on research and development of its product line.

Environmental Transportation and Products

Ecologic Car Rentals, Inc.

Through its wholly owned subsidiary, Ecologic Car Rentals, Inc., the Company continues to focus on the development of an environmental car rental operation. The Company is currently pursuing viable opportunities within the car rental industry to develop and establish its own brand as a premier “green” car rental company offering environmentally-friendly vehicles.

The Company plans to acquire existing profitable independent car rental operations on a multi-regional basis and convert their operations to an Ecologic platform. The Company has identified certain independent car rental operations that would provide a multi-regional presence, and that can be used as a platform to become the only large “green” independent car rental operation in the U.S.

The Company believes that the growth in demand for environmentally friendly cars, and the increase in major automakers’ production of new eco-friendly car models, has created a unique opportunity for an environmentally-friendly transportation company. The strategy is to identify and acquire existing profitable independent car rental operations on a multi-regional basis, and convert their operations to an Ecologic platform.  By initially co-branding with acquired companies for a limited period of time, the rebranding transition to “green” outlets as “Ecologic Car Rentals” can ultimately be completed. The comprehensive business strategy, which capitalizes on this unique opportunity, and the business model supports growth, while holding true to its planet-friendly mission.

Ecologic Products, Inc.

Through its wholly owned subsidiary, Ecologic Products, Inc., the Company continues its development of ecologically friendly products. Initially, the Company’s product line will be focused on transportation and its ancillary markets. The Company has developed Ecologic Shine®, a device and system for near-waterless car washing that delivers cleaning comparable to normal washing without the use of any harmful chemicals.  The Ecologic Shine® products and services are:

•	Good for the environment
•	Good for the vehicle
•	Good for the customer
•	Good for the bottom line

Ecologic Products, Inc. has had some success in its 3-year waterless car wash trial, undertaken in conjunction with Park ’N Fly in Atlanta, GA and Los Angeles CA, at Hartfield International Airport and LAX International Airport, respectively.

On February 27, 2014, the Company negotiated the sale of approximately 440 gallons of its Eco Shine, Eco Wash and Eco Prep products, representing approximately 2,640 car washes, to CISA Lubes NC, LLC, a North Carolina operator of 33 quick auto lube operations in North Carolina.

Ecologic Products, Inc. has expanded its business objectives beyond the scope of sustainable water practices through its Eco Shine operations to sustainable products that target corporate and government markets and has pursued several technologies at various stages of development.

On June 12, 2014, the Company entered into a non-disclosure Agreement with SEaB Energy, Ltd., a Southampton, United Kingdom, Waste-to-Energy Company.  SEaB Energy develops Waste-to-Energy systems deploying a containerized advanced digestion (AD) process. The process will, by stabilizing organic wastes, generate biogas (that will be combusted within CHP engines to generate electricity) and a digestate that will be employed as an organic fertilizer.  In June 2014, the Company’s Chairman and SEaB’s CEO met in London to discuss ways in which the Company could develop a business for SEaB’s two primary products, the Muckbuster® and the Flexibuster©, in the United States.  The Company worked to develop a plan to install the Muckbuster® product at Kennesaw State University, located in the greater Atlanta, Georgia, area.  After review, discussion and due diligence it was decided that the quantity of bio waste that could be utilized by the Muckbuster® system was not large enough in daily volume to make the economics work.  The Company will continue to seek to identify opportunities for the SEaB product line, and will review its efforts at the end of the 2nd quarter 2015.

On June 15, 2014, the Company entered into a non-disclosure agreement with SheerWind, Inc., a Minnesota based innovative wind turbine company.  The discussions with SheerWind were preliminary and did not move past the exchange of private information.

On June 26, 2014, the Company entered into a non-disclosure agreement with AquaFuel, Ltd., a Kent, United Kingdom based fuel technology company that has developed the first diesel generator to run on glycerin. Management negotiated, drafted and presented a Memorandum of Understanding to acquire an exclusive license for the United States.  The Company’s Chairman visited the AquaFuel headquarters for the purpose of demonstration of the AquaFuel generators and related due diligence. The Company’s due diligence indicated that the current development of glycerin as a fuel was unlikely to be attractive to the marketplace.  The Company is researching alternative bio fuel products that could work with the AquaFuel generators.

The Company continues to pursue wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. The Company is also developing a business plan for the retail distribution of the Ecologic Shine® product line in anticipation of spinning the operating subsidiary out to Shareholders.

Planned Spin Offs

Although the Company continues to develop its environmental transportation business through Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company and its board of directors feel the subsidiaries will be able to operate more effectively independently, with the goal of attracting new capital and exploiting their existing business, and will have the flexibility to establish new relationships in order to achieve their respective goals of generating shareholder value.

As such, the Company intends to effect spin-offs of its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. The terms of the spin-offs include the distribution of a stock dividend of 57,065,061 shares of Ecologic Car Rentals, Inc. common stock, and 57,065,061 shares of Ecologic Products, Inc. common stock, to the Company’s shareholders of record (excluding the former shareholders of PTSG) on the Record Date of December 15, 2014 on a pro rata basis.  Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as entities independent of the Company, under the leadership of Mr. William B. Nesbitt, who will serve as President and CEO of the companies.

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

The Company’s corporate headquarters are located at 1327 Ocean Avenue Suite B, Santa Monica, California  90401. The Company leases its headquarters on a month to month basis (suites B and M) for rent in the amount of $5,600 per month. The Company also leases its office space located in the San Francisco Bay area on a month-to-month basis for $647 per month.

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

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended (1) (2)	High	Low
December 31, 2014	$0.23	$0.23
September 30, 2014	$0.75	$0.50
June 30, 2014	$0.37	$0.37
March 31, 2014	$0.35	$0.35
December 31, 2013	$0.60	$0.60
September 30, 2013	$0.80	$0.80
June 30, 2013	$1.20	$1.20
March 31, 2013	$2.00	$2.00
(1) As of October 17, 2014, the Company’s trading symbol changed to PTSS. There has been intermittent trading of shares of the Company’s common stock since the Company was approved for quotation.
(2) As adjusted for 10-to-1 reverse stock split effected 10/17/2014.

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

On, December 31, 2014, the shareholders' list of the Company’s common shares pursuant to Island Stock Transfer showed 213 registered shareholders and 57,065,088 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list of 57,065,088 includes 27 shares issued due to rounding, and does not include 2,900,000 shares issued to various consultants for services provided in 2014.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception on December 16, 2008. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit the Company’s ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Equity Compensation Plan Information

During the years ended December 31, 2014 and 2013, respectively, the Company expensed a total of $60,000 and $60,000 in stock option compensation. There remained $0 and $60,000 in deferred stock option compensation at December 31, 2014 and 2013, respectively.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the year ended December 31, 2014.

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

The following reflect the effects of the 10-to-1 reverse stock split that occurred on October 17, 2014:

On September 26, 2014, in connection with a certain Notice to Convert received from a non-related party, $381,359 in debt was converted at a price of $0.05 per share into 762,718 restricted shares of the Company’s common stock.

On September 26, 2014, in connection with certain Notice(s) to Convert received from four (4) related parties, $1,127,657 in debt was converted at a price of $0.05 per share into 2,255,314 restricted shares of the Company’s common stock.

On October 17, 2014, in connection with the Merger, the Company issued 51,358,555 shares of restricted common stock to the thirteen (13) former shareholders of PearTrack Systems Group, Ltd.

On October 30, 2014, in connection with certain consulting agreements, the Company granted two consultants the right to purchase 400,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $100,000, were purchased for cash in the amount of $400, and $99,600 was recorded as deferred compensation.

On October 31, 2014, in connection with a certain consulting agreement, the Company granted the consultant the right to purchase 1,000,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $250,000, were purchased for cash in the amount of $1,000, and $249,000 was recorded as deferred compensation.

On October 31, 2014, in connection with a certain stock purchase agreement, the Company granted a consultant the right to purchase 100,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $25,000, were purchased for cash in the amount of $100, and $24,900 was recorded as compensation expense.

On November 21, 2014, in connection with a certain stock purchase agreement, the Company granted a consultant the right to purchase 150,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $49,500, were purchased for cash in the amount of $150, and. $49,850 was recorded as compensation expense.

On December 1, 2014, in connection with certain consulting agreements, the Company granted two consultants the right to purchase 750,000 shares of its restricted common stock at $0.10 per share, and 500,000 shares at $0.001 per share.  The shares, valued at $375,000, were purchased for cash in the amount of $75,500, and $299,500 was recorded as deferred compensation.

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

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2014 and 2013 that appear elsewhere in this annual report.

As used in this annual report, the terms "we", "us", "our," “the Company”  and "PearTrack" mean PearTrack Security Systems, Inc., and its wholly-owned subsidiaries, PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

Corporate History

PearTrack Security Systems, Inc., incorporated in Nevada on September 30, 2005, is a security and logistics company headquartered in Santa Monica, CA. The Company is currently structured with three wholly owned subsidiaries: PearTrack Systems Group, Ltd., Ecologic Products, Inc., and Ecologic Car Rentals, Inc., all Nevada corporations.  PearTrack Systems Group, Ltd. (“PTSG”), is headquartered in the San Francisco Bay area of California, with offices in Manchester, England.  The Company’s current business activities are diversified into two specific markets: remote/mobile asset tracking  and environmental transportation and products .

The Company’s primary focus is on the development and commercialization of its proprietary battery system in conjunction with its GPS tracking and management technologies. The Company’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.  The Company continues to pursue wholesale distribution opportunities for the Ecologic Shine® product, including product placement into major retail automotive chains. The Company is also developing a business plan for the retail distribution of the Ecologic Shine® product line in anticipation of spinning the operating subsidiary out to Shareholders.

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

On October 17, 2014, pursuant to the Agreement and Plan of Merger dated October 9, 2014, PearTrack Acquisition Corp., a Nevada corporation (“PTAC”), the Company’s wholly owned subsidiary, merged with PTSG, with PTSG as the surviving entity (the “Merger”).  As a result, PTSG became the Company’s wholly owned subsidiary.  As part of the agreement, the Company issued an aggregate of 51,358,555 restricted shares of the Company’s common stock to the former PTSG shareholders on a 5.13586 for 1 basis.  The issuance, representing approximately 90% of the Company’s issued and outstanding shares of common stock, increased the total issued and outstanding common shares from 5,706,506 shares to 57,065,061 shares. In addition, the Company changed its name to PearTrack Security Systems, Inc. and its trading symbol to OTCQB.PTSS.

In connection with the Merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. Edward W. Withrow Jr., the President of PTSG and a member of the Company’s Board of Directors (the “Board”), was appointed Mr. Nesbitt’s successor. Mr. Nesbitt remains a member of the Board, as well as President and CEO the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, Mr. Arran de Moubray, Mr. Paul B. Burke and Mr. John D. Macey, formerly directors of PTSG, were appointed to the Board.

On January 21, 2015, the "Company executed an Assignment and Licensed Rights Agreement (the “Agreement”) with PearLoxx Limited (“PearLoxx”) dated December 19, 2014, for the exclusive license in perpetuity of certain patented intellectual property (the “Licensed Property”), as defined in the section “Intellectual Property” below. As consideration, the Company shall pay PearLoxx a percentage of gross receipts generated from the sale of the Licensed Property.  On March 9, 2015, the Company amended the License Agreement to include, among other things,  as part of the consideration for the Licensed Product, the right for Pearloxx to purchase 5,706,506 shares of the Company’s common stock, valued at $1,711,952, for cash in the amount of $5,707.

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

Current Business

The Company is currently structured with three wholly owned subsidiaries: PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc., all Nevada corporations. The Company’s current business activities are diversified into two specific markets: environmental transportation and products, and remote/mobile asset tracking.

•

Through its wholly owned subsidiary, PearTrack Systems Group, Ltd., the Company intends to provide a suite of products in the M2M telematics and remote/mobile asset tracking and management industry, including a GPS tracking system and tracking devices with a proprietary long-life battery system for non-powered assets.

•

Through its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for viable environmental rental car opportunities, and its marketing and distribution endeavors for its environmental products. The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2015.

Remote/Mobile Asset Tracking

PearTrack Systems Group, Ltd.

Through its wholly owned subsidiary, PearTrack Systems Group, Ltd., the Company’s focus is primarily on the development and commercialization of its proprietary battery system in conjunction with its global positioning system (“GPS”) tracking and management technologies. The Company is geared to offer market-leading proprietary solutions in the mobile to mobile (“M2M”) telematics and remote/mobile asset tracking and management industries.

Key components of PearTrack Tracking Products:

•

Battery Powered GPS Asset Tracking and Monitoring Systems with up to 10-year battery life for just about any remote asset, regardless of power supply.

•

Asset monitoring and alarm units ranging from a Personal Tracking device with a 30 day rechargeable battery, to a Container Security and Tracking Unit with a 10 year battery.

•

PT-700 or PT-1000: self-contained, wireless, concealable and easily fitted GPS enabled Asset Monitoring and Alert Systems with unique covert antenna kit, providing international GPS tracking (via GSM networks), temperature monitoring and door opening alerts sent directly to cell phone and/or email account.

•

PT Tracking Unit: a powerful Fault Monitoring and Service Management Tool that monitors Generators, Chillers, Reefers, Irrigation Pumps, and Heavy Plant operating conditions, providing automatic alerts for critical events such as Low Oil Pressure, Engine Over-Temperature, Grid Failure, Low Output Flow, Low Fuel Level, Battery Failure, and Out of Temperature Range.

•

PearTrack TeleAsset: a remote Asset Management, GPS Tracking and Monitoring System providing critical real-time event-driven GPS enhanced Event Alerts and Usage information, and enables superior remote asset management through a single web-based portal.

•

PearTrack TeleAsset Platform: provides an end-to-end solution including:

•

GPS enabled M2M interface hardware fitted discretely to each asset that monitors alarms, gathers data, and communicates information to the PearTrack web portal using GPRS via the GSM mobile networks.

•

Centrally managed asset data software to process alarms and alerts.

•

Web portal internet-based user interface accessible using a standard web browser from any Internet enabled PC or handheld device.

•

Customization, hosting and system integration to provide tailored solutions to meet specific customer needs.

The Company intends to enhance its tracking products, and is assessing the areas of growth, with particular emphasis on the intermodal container market.  The Company’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.

Environmental Transportation and Products

Ecologic Car Rentals, Inc.

Through its wholly owned subsidiary, Ecologic Car Rentals, Inc., the Company continues to focus on the development of an environmental car rental operation. The Company is currently pursuing viable opportunities within the car rental industry to develop and establish its own brand as a premier “green” car rental company offering environmentally-friendly vehicles.

The Company plans to acquire existing profitable independent car rental operations on a multi-regional basis and convert their operations to an Ecologic platform. The Company has identified certain independent car rental operations that would provide a multi-regional presence, and that can be used as a platform to become the only large “green” independent car rental operation in the U.S.

The Company believes that the growth in demand for environmentally friendly cars, and the increase in major automakers’ production of new eco-friendly car models, has created a unique opportunity for an environmentally-friendly transportation company. The strategy is to identify and acquire existing profitable independent car rental operations on a multi-regional basis, and convert their operations to an Ecologic platform.  By initially co-branding with acquired companies for a limited period of time, the rebranding transition to “green” outlets as “Ecologic Car Rentals” can ultimately be completed. The comprehensive business strategy, which capitalizes on this unique opportunity, and the business model supports growth, while holding true to its planet-friendly mission.

Ecologic Products, Inc.

Through its wholly owned subsidiary, Ecologic Products, Inc., the Company continues its development of ecologically friendly products. Initially, the Company’s product line will be focused on transportation and its ancillary markets. The Company has developed Ecologic Shine®, a device and system for near-waterless car washing that delivers cleaning comparable to normal washing without the use of any harmful chemicals.  The Ecologic Shine® products and services are:

•	Good for the environment
•	Good for the vehicle
•	Good for the customer
•	Good for the bottom line

The Company continues to pursue wholesale distribution opportunities for the Ecologic Shine® product, including the product placement into major retail automotive chains. The Company is also developing a business plan for the retail distribution of the Ecologic Shine® product line in anticipation of spinning the operating subsidiary out to Shareholders.

Ecologic Products, Inc. has had some success in its 3-year waterless car wash trial, undertaken in conjunction with Park ’N Fly in Atlanta, GA and Los Angeles CA, at Hartfield International Airport and LAX International Airport, respectively.

On February 27, 2014, the Company negotiated the sale of approximately 440 gallons of its Eco Shine, Eco Wash and Eco Prep products, representing approximately 2,640 car washes, to CISA Lubes NC, LLC, a North Carolina operator of 33 quick auto lube operations in North Carolina.

Ecologic Products, Inc. has expanded its business objectives beyond the scope of sustainable water practices through its Eco Shine operations to sustainable products that target corporate and government markets and has pursued several technologies at various stages of development.

On June 12, 2014, the Company entered into a non-disclosure Agreement with SEaB Energy, Ltd., a Southampton, United Kingdom Waste-to- Energy Company.  SEaB Energy develops Waste-to-Energy systems deploying a containerized advanced digestion (AD) process. The process will, by stabilizing organic wastes, generate biogas (that will be combusted within CHP engines to generate electricity) and a digestate that will be employed as an organic fertilizer.  In June 2014, the Company’s Chairman and SEaB’s CEO met in London to discuss ways in which the Company could develop a business for SEaB’s two primary products, the Muckbuster® and the Flexibuster©, in the United States.  The Company worked to develop a plan to install the Muckbuster® product at Kennesaw State University, located in the greater Atlanta, Georgia, area.  After review, discussion and due diligence it was decided that the quantity of bio waste that could be utilized by the Muckbuster® system was not large enough in daily volume to make the economics work.  The Company will continue to seek to identify opportunities for the SEaB product line, and will review its efforts at the end of the 2nd quarter 2015.

On June 15, 2014, the Company entered into a non-disclosure agreement with SheerWind, Inc., a Minnesota based innovative wind turbine company.  The discussions with SheerWind were preliminary and did not move past the exchange of private information.

On June 26, 2014, the Company entered into a non-disclosure agreement with AquaFuel, Ltd., a Kent, United Kingdom based fuel technology company that has developed the first diesel generator to run on glycerin. Management negotiated, drafted and presented a Memorandum of Understanding to acquire an exclusive license for the United States.  The Company’s Chairman visited the AquaFuel headquarters for the purpose of demonstration of the AquaFuel generators and related due diligence. The Company’s due diligence indicated that the current development of glycerin as a fuel was unlikely to be attractive to the marketplace.  The Company is researching alternative bio fuel products that could work with the AquaFuel generators.

Planned Spin Offs

Although the Company continues to develop its environmental transportation business through Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company and its board of directors feel the subsidiaries will be able to operate more effectively independently, with the goal of attracting new capital and exploiting their existing business, and will have the flexibility to establish new relationships in order to achieve their respective goals of generating shareholder value.

As such, the Company intends to effect spin-offs of its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. The terms of the spin-offs include the distribution of a stock dividend of 57,065,061 shares of Ecologic Car Rentals, Inc. common stock, and 57,065,061 shares of Ecologic Products, Inc. common stock, to the Company’s shareholders of record (excluding the former shareholders of PTSG) on the Record Date of December 15, 2014 on a pro rata basis.  Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as entities independent of the Company, under the leadership of Mr. William B. Nesbitt, who will serve as President and CEO of the companies.

The Company believes that, as independent companies, Ecologic Products, Inc. and Ecologic Car Rentals, Inc. can promote and brand themselves so as to operate successfully.  Mr. William B. Nesbitt will remain as President and CEO of both companies.

Results of Operations

The financial information provided represents the combined balances of the Company and the previously separate entity, PearTrack Systems Group, Ltd., as if the merger took place December 7, 2013 (the date in which the companies were under common control).

The following summary of the Company’s results of operations should be read in conjunction with the Company’s consolidated audited financial statements for the years ended December 31, 2014 and 2013, which are included herein.

	For the Year Ended
	December 31, 2014	December 31, 2013
Revenue	$264,895	$2,513

Cost of Sales	$23,253	$538

Gross profit	$241,642	$1,975

General and administrative expenses	$1,885,669	$1,521,145

Interest income	$2	$11

Refunds and claims	$71,149	$––

Interest expense	$(245,151)	$(92,039)

Loss on disposal of asset	$(2,782)	$––

Loss from continuing operations	$(1,820,809)	$(1,611,198)

Loss from discontinued operations, net of tax	$––	$(4,010)

Net loss	$(1,820,809)	$(1,615,208)

Gain on foreign currency exchange	$4,314	$178

Unrealized gain (loss) on securities	$(103,731)	$108,577

Net comprehensive income (loss)	$(99,417)	$108,735

Net loss and comprehensive loss	$(1,920,226)	$(1,506,473)

Revenue

For the years ending December 31, 2014 and 2013, revenue from continuing operations in the amount of $264,895 and $2,513, respectively, consisted of limited sales resulting from test marketing, as follow: $34,250 and $2,307, respectively, of PearTrack tracking products; $5,375 and $206, respectively, of Ecologic Shine® car washing products; and $225,000 and $0, respectively, in consulting fees.

Cost of sales

For the years ending December 31, 2014 and 2013, cost of sales from continuing operations in the amount of $23,253 and $538, respectively, consisted of manufacturing, packaging and shipping costs in the amount of $20,091 and $368 for the PearTrack tracking product sales; and $3,162 and $170 for the Ecologic Shine® car washing products sales.

General and Administrative Expenses

	For the year ended
	December 31,
	2014	2013	Variance
Amortization of stock options/awards granted	$185,000	$70,417	$114,583
Amortization of deferred stock compensation/stock compensation	161,429	129,500	31,929
Depreciation and amortization	119,723	7,565	112,158
Legal, accounting and professional fees	122,876	65,685	57,191
Management consulting services	865,425	497,083	368,342
Other outside services	99,000	650,000	(551,000)
Office supplies and miscellaneous expenses	255,952	39,100	216,852
Rent expense	76,264	61,795	14,469
Total general and administrative expenses	$1,885,669	$1,521,145	$364,524

General and administrative expenses from continuing operations in the amount of $1,885,669 for the year ended December 31, 2014, were comprised of $346,429 of amortization of stock options and stock compensation, $119,723 of depreciation and amortization, $122,876 of legal and accounting fees, $964,425 of management and consulting fees, $76,264 of rent, and $255,952 of office overhead and other general and administrative expenses.

General and administrative expenses from continuing operations in the amount of $1,521,145 for the year ended December 31, 2013, were comprised of $199,917 in amortization of stock options and stock compensation, $7,565 of depreciation and amortization, $65,685 of legal and accounting fees, $1,147,083 of management and consulting fees, $61,795 of rent, and $39,100 of office overhead and other general and administrative expenses.

General and administrative expenses from continuing operations for the year ended December 31, 2014 were $1,885,669, as compared to $1,521,145 for the year ended December 31, 2013, which resulted in an increase in general and administrative expenses for the current period of $364,524.

Significant changes in general and administrative expenses of $364,524 for continuing operations during the years 2014 compared to 2013 were attributable to the following items:

•

an increase  in amortization of stock options of $114,583, primarily due to a restricted stock award granted in the prior year, resulting in amortization of $125,000 for the current year, compared to one month of amortization of $10,417 for the prior year;

•

an increase in amortization of deferred stock compensation of $31,929, primarily due to certain stock compensation fully expensed in the current year of $74,250, compared to $129,500 in the prior year; and certain deferred compensation resulting in amortization of $87,179 in the current year, compared to none in the prior year;

•

an increase in depreciation and amortization of $112,158, primarily due to an increase in intangible property resulting in amortization expense of $119,471 in the current year, compared to $6,965 in the prior year; and the disposal of certain fixed assets, resulting in partial year depreciation in the current year of $252, compared to a full year’s depreciation of $600 in the prior year.

•

an increase in legal, accounting and professional fees of $57,191, primarily due to an increase in general legal fees of $4,668; a decrease in accounting fees of $1,167 due to the Company’s change in auditor; and an increase of $24,190 resulting from additional services provided by UK accounting firm during the current year, and an increase in general accounting services of $29,500 resulting from an increase in work load;

•

an increase in management consulting fees of $368,342 primarily due an increase of $329,342 in resulting from a change in existing executive management; an increase of $71,500 resulting from an addition to executive management, and a decrease in miscellaneous management fees of $32,500 resulting from a reduction in staff;

•

a decrease in other outside services of $551,000 primarily due to a decrease of $605,000 resulting from $45,000 in consulting and advisory services provided to the Company in the current year, compared to $650,000 for the prior year; and an increase in miscellaneous one-time fees of $54,000 in the current year compared to none in the prior year; and

•

an increase in other general and administrative expenses of $231,321 due to an increase in rent expense of $14,469; an increase in bad debt expense of $141,770 resulting from uncollectible receivables; an increase in travel of $37,540, an increase in research & development of $15,400; a decrease in filing fees of $3,575; a decrease in publicity & promotion of $3,870, and an increase in other general office expenses of $29,587.

General and administrative expenses for both 2014 and 2013 were incurred primarily for the purpose of advancing the Company closer to its goals in the M2M telematics and remote/mobile asset tracking and management industry.

Net Loss

During the year ended December 31, 2014, the Company incurred a net loss from continuing operations of $1,820,809compared with a net loss from continuing operations of $1,611,198 for the year ended December 31, 2013. The increase in net loss of $85,003 is attributable to an increase in revenue of $262,382, an increase in cost of goods sold of $22,715, an increase in general and administrative expenses of $364,524, a decrease in interest income of $9, an increase in refunds and claims income of $71,149, an increase in interest expense of $153,112, and an increase in loss on disposal of assets of $2,782.

Liquidity and Capital Resources

Working capital
	December 31, 2014	December 31, 2013	Increase (decrease)
Current assets	$81,361	$176,141	$(94,780)
Current liabilities	3,388,652	3,083,817	304,835
Working capital (deficit)	$(3,307,291)	$(2,907,676)	$(399,615)

As of December 31, 2014, the Company had cash in the amount of $64,753, compared to $65,446 as of December 31, 2013.

The Company had a working capital deficit of $3,307,291 as of December 31, 2014, compared to a working capital deficit of $2,907,676 at December 31, 2013.  The increase in working capital deficit of $399,615 is primarily attributable to a decrease in cash of $693; a decrease in related party receivables of $82,800; a decrease in refunds and claims receivable of $12,003; an increase in prepaid expenses of $716; an increase in accounts payable and accrued expenses of $154,148; an increase in deferred revenue of $225,000; a decrease in short-term related party convertible notes payable of $775,601; an increase in other short-term notes payable of $639,807; and an increase in related party payable of $61,481.

Cash Flows	For the year ended
	December 31, 2014	December 31, 2013
Net cash provided by (used in) operating activities	$418,386	$(81,270)
Net cash provided by (used in ) investing activities	(450,000)	80,238
Net cash provided by financing activities	26,607	40,479
Effect of exchange rate changes on cash	4,314	2,098
Net cash provided by (used in) continuing operations	(693)	41,545
Net cash provided by discontinued operations	––	514
Net increase (decrease) in cash	$(693)	$42,059

Cash Flows from Operating Activities

During the year ended December 31, 2014, the Company was provided with $418,386 of cash flow for operating activities, compared with using $81,270 for the year ended December 31, 2013. The increase in cash provided by operating activities of $499,656 is primarily attributable to an increase in the net loss from operations of $209,611, an increase in stock compensation/amortization of deferred stock compensation of $114,512, an increase in accruals converted to related party loans of $181,559, a decrease in depreciation of $348, an increase in amortization of $112,506, an increase in discount amortization of $81,291, an increase in the loss on disposal of assets of $2,782, an decrease in refunds and claims receivable of $14,642, an increase in prepaid expenses of $716, an increase in other assets of $1,447, a decrease in accounts payable and accrued expenses of $275,210, an increase deferred revenue of $225,000; and an increase in related party payables of $254,696.

Cash Flows from Investing Activities

During the year ended December 31, 2014, the Company used $450,000 of cash flow for investing activities, compared with being provided with $80,238 for the year ended December 31, 2013.  The increase in cash used for investing activities of $530,238 is attributable to the $450,000 fee paid for the license of certain intellectual property during the current year, compared to none in the prior year; and cash received in connection with a business combination in the prior year of $80,238, compared to none in the current year.

Cash Flows from Financing Activities

During the year ended December 31, 2014, the Company was provided with $26,607 of cash flow from financing activities compared with $40,479 during the year ended December 31, 2013. The decrease in cash flows provided by financing activities of $13,872 is attributable to an increase in loan payments of $48,948, an increase in proceeds from the issuance of common stock of $75,550, and an increase in subscriptions received of $5, all compared to none during the prior year; and related party loans of $40,479 received in the prior year, compared to none in the current year.

As at December 31, 2014, affiliates and related parties are due a total of $3,193,780, which is comprised of loans to the Company of $2,896,199, unpaid compensation of $118,500, and unpaid reimbursable expenses of $179,082.  During the year ended December 31, 2014, loans to the Company increased by $561,580, unpaid compensation decreased by $67,838 and reimbursable expenses increased by $212,121.  The loans bear interest at the rate of between 5% and 7% per annum, are both secured and unsecured, are payable one year from demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.05 to $0.40 per share.

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

The Company will require additional financing in order to enable the Company to proceed with the Company’s plan of operations, as discussed above, including approximately $2,000,000 over the next 12 months to pay for the Company’s ongoing expenses. These cash requirements include working capital, selling, general and administrative expenses, expansion of the PearTrack product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay the Company’s liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain its plan of operations or to repay the Company’s liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

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

Personnel

As of December 31, 2014, the Company had two employees, excluding its directors and executive officers. Currently, the Company has two employees excluding its directors and executive officers. The majority of those working with the Company are engaged as consultants under Consulting Agreements.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $11,695,730, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PearTrack Systems Group, Ltd., Ecologic Products, Inc. and Ecologic Car Rentals, Inc.

The financial information of previously separated entity, PearTrack Systems Group, Ltd. has been combined with the Company’s financial statements as of and for the year ended December 31, 2014, and retrospectively as of and for the year ended December 31, 2013.  All significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation:

Items included in the financial statements of the Company’s subsidiary are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.

The results and financial position of PearTrack Systems Group, Ltd., the Company’s wholly owned subsidiary, has a functional currency different from the reporting currency, and is translated into the reporting currency as follows:

(i)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
(ii)	income and expenses for each income statement are translated at average exchange rates on a monthly basis; and
(iii)	all resulting exchange differences are recognized as a separate component of equity.

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of December 31, 2014 and 2013, exchange differences of $4,314 and $178, respectively, have been accumulated.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014 and 2013, the Company has recognized ($99,417) and $108,735 in comprehensive income (loss), and has included these amounts within the Company’s statement of operations in the financial statements.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2014, the Company has not commenced its principal operations.

The Company has made limited sales of its Ecologic Shine®  product, and has continuing revenue from limited customer contracts for its PearTrack tracking system. In addition, the Company provides consulting services as an additional revenue source.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

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

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect, if any, adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting. The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is evaluating the effect, if any, adoption of ASU No. 2014-17 will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is evaluating the effect, if any, adoption of ASU No. 2015-01 will have on its consolidated financial statements.

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

The financial information of the previously separated entity, PearTrack Systems Group, Ltd. has been combined with the Company’s consolidated audited financial statements as of and for the year ended December 31, 2014 and retrospectively as of and for the year ended December 31, 2013.

The following consolidated audited financial statements are filed as part of this annual report:

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PearTrack Security Systems, Inc.

We have audited the accompanying consolidated balance sheets of Peartrack Security Systems, Inc. as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. Peartrack Security Systems Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peartrack Security Systems, Inc. as of December 31, 2013 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 15, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$64,753	$65,446
Related party receivable	––	82,800
Refunds and claims receivable	15,892	27,895
Prepaid expenses	716	––
Total current assets	81,361	176,141

Investment in securities	16,887	120,619
Property and equipment, net	––	3,034
Intangible assets, unencumbered, net	435,000	––
Intangible assets, pledged to creditors, net	1,455,624	1,560,095
Other assets	6,447	5,800

TOTAL ASSETS	$1,995,319	$1,865,689

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,165,990	$1,011,842
Deferred revenue	225,000	––
Related party payables	297,581	236,100
Notes payable-short-term convertible-related party	787,837	1,563,438
Notes and loans payable-short-term	912,244	272,437
Total current liabilities	3,388,652	3,083,817

Long-term liabilities
Notes payable-long-term convertible-related party, net of unamortized discount	2,108,362	1,794,341
Notes payable-long-term convertible-other	––	500,000
Total long-term liabilities	2,108,362	2,294,341
Total liabilities	5,497,014	5,378,158

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 250,000,000 shares authorized, 59,965,091 and 2,688,474 issued and outstanding as of December 31, 2014 and 2013, respectively	59,965	2,688
Additional paid in capital	8,126,703	6,251,385
Subscriptions receivable	(1,600)	(5)
Accumulated deficit	(11,695,730)	(9,874,921)
Accumulated comprehensive income	8,967	108,384
Total stockholders' deficit	(3,501,695)	(3,512,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,995,319	$1,865,689

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2014	December 31, 2013
Revenue	$264,895	$2,513
Cost of sales	23,253	538
Gross profit	241,642	1,975

General and administrative expenses	1,885,669	1,521,145

Operating loss	(1,644,027)	(1,519,170)

Interest income	2	11
Refunds and claims	71,149	––
Interest expense	(245,151)	(92,039)
Loss on disposal of asset	(2,782)	––
Net loss from continuing operations	(1,820,809)	(1,611,198)

Net loss from discontinued operations, net of tax	––	(4,010)

Net loss	(1,820,809)	(1,615,208)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation	4,314	178
Unrealized gain (loss) on securities	(103,731)	108,557
Net comprehensive income (loss)	(99,417)	108,735

Net loss and comprehensive income (loss)	$(1,920,226)	$(1,506,473)

Net loss per share, basic and diluted:
Continuing operations	$(0.13)	$(0.60)
Discontinued operations	$––	$(0.00)

Weighted average common shares outstanding - basic and diluted	14,439,419	2,670,795

The accompanying notes are an integral part of these consolidated financial statements

F-3

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM JANUARY 1, 2012 TO DECEMBER 31, 2014

							ACCUMULATED
	COMMON STOCK		PAID IN	DEFERRED	SUBSCRIPTIONS	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	COMPENSATION	RECEIVABLE	DEFICIT	INCOME (LOSS)	TOTAL

Balance, January 1, 2012	2,667,474	$2,667	$6,120,161	$(120,000)	$-	$(8,259,713)	$(351)	$(2,257,236)

Common stock issued for cash	5,000	5	3,500		(5)			3,500

Common stock issued for services	16,000	16	37,984					38,000

Amortization of deferred compensation			120,000					120,000

Amortization of stock options				60,000				60,000

Grant of restricted stock award				(250,000)				(250,000)

Amortization of restricted stock award				10,417				10,417

Combination of subsidiary equity			269,323					269,323

Net loss						(1,615,208)	108,735	(1,506,473)

Balance, December 31, 2013	2,688,474	$2,688	$6,550,968	$(299,583)	$(5)	$(9,874,921)	$108,384	$(3,512,469)

Conversion of related party debt	2,255,314	2,255	1,125,402					1,127,657

Conversion of third party debt	762,718	763	380,596					381,359

Issuance of common stock upon merger	51,358,555	51,359	(51,359)					––

Issuance of common stock for cash	250,000	250	74,250		(250)			74,250

Issuance of common stock to consultants	2,650,000	2,650	722,350	(648,100)	(76,900)			––

Subscriptions received					75,555			75,555

Amortization of restricted stock award				125,000				125,000

Amortization of stock options				60,000				60,000

Amortization of deferred compensation				87,179				87,179

Net loss						(1,820,809)	(99,417)	(1,920,226)

Balance, December 31, 2014	59,965,061	$59,965	$8,802,207	$(675,504)	$(1,600)	$(11,695,730)	$8,967	$(3,501,695)

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2014	December 31, 2013
Cash flow from operating activities:
Net loss	$(1,820,809)	$(1,615,208)
Net loss from discontinued operations	––	4,010
Net loss from continuing operations	(1,820,809)	(1,611,198)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	346,429	231,917
Accruals converted to related party loans	833,626	652,067
Depreciation	252	600
Amortization	119,471	6,965
Discount amortization	86,505	5,214
Loss on disposal of asset	2,782	––
Changes in operating assets and liabilities:
(Increase) decrease in refunds and claims receivable	12,003	(2,639)
(Increase) in prepaid expenses	(716)	––
(Increase) decrease in other assets	(647)	800
Increase in accounts payable and accrued expenses	291,572	566,782
Increase in deferred revenue	225,000	––
Increase in related party payables	322,918	68,222
Net cash provided by (used in) operating activities	418,386	(81,270)

Cash flow from investing activities:
Cash received from acquisition	––	80,238
License of intellectual property	(450,000)	––
Net cash provided by (used in) investing activities	(450,000)	80,238

Cash flow from financing activities:
Proceeds from related party loans	––	40,479
Repayment of loans payable	(48,948)	––
Proceeds from issuance of capital stock	75,550	––
Common stock subscriptions received	5	––
Net cash provided by financing activities	26,607	40,479

Effect of exchange rate changes on cash	4,314	2,098

Net cash provided by (used in) continuing operations	(693)	41,545

Discontinued operations:
Net cash provided by operating activities	––	514
Net cash provided by discontinued operations	––	514

Net increase (decrease) in cash	(693)	42,059

Cash - beginning of period	65,446	23,387

Cash - end of period	$64,753	$65,446

NONCASH ACTIVITIES
Change from related party debt to non-related party debt	$188,755	$––
Common stock subscriptions receivable	$1,600	$5
Conversion of debt into common stock	$1,509,016	$––
Conversion of related party payable to related party convertible note payable	$872,508	$652,067
Discount on related party convertible debt	$427,726	$––

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$137,423	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. OVERVIEW

PearTrack Security Systems, Inc. (the “Company” or “PearTrack”), incorporated in Nevada on September 30, 2005, is a security and logistics company headquartered in Santa Monica, CA. The Company is currently structured with three wholly owned subsidiaries: PearTrack Systems Group, Ltd., Ecologic Products, Inc., and Ecologic Car Rentals, Inc., all Nevada corporations.  PearTrack Systems Group, Ltd. (“PTSG”), is headquartered in the San Francisco Bay area of California, with offices in Manchester, England.  The Company’s current business activities are diversified into two specific markets: remote/mobile asset tracking and environmental transportation and products.

•

Through its wholly owned subsidiary, PearTrack Systems Group, Ltd., the Company intends to provide a suite of products in the M2M telematics and remote/mobile asset tracking and management industry, including a Global Positioning System (“GPS”) tracking system and tracking devices with a proprietary long-life battery system for non-powered assets.

•

Through the subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for viable environmental rental car opportunities, and its marketing and distribution endeavors for its environmental products. The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2015.

The Company’s primary focus is on the development and commercialization of its proprietary battery system in conjunction with its GPS tracking and management technologies. The Company’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.  The Company continues to pursue wholesale distribution opportunities for the Ecologic Shine® product, including product placement into major retail automotive chains. The Company is also developing a business plan for the retail distribution of the Ecologic Shine® product line in anticipation of spinning the operating subsidiary out to Shareholders.

On October 17, 2014, pursuant to the Agreement and Plan of Merger dated October 9, 2014, PearTrack Acquisition Corp., a Nevada corporation (“PTAC”), the Company’s wholly owned subsidiary, merged with PTSG with PTSG as the surviving entity (the “Merger”).  As a result, PTSG became the Company’s wholly owned subsidiary. As part of the agreement, the Company issued an aggregate of 51,358,555 restricted shares of the Company’s common stock to the former PTSG shareholders on a 5.13586 for 1 basis.  The issuance, representing approximately 90% of the Company’s issued and outstanding shares of common stock, increased the total issued and outstanding common shares from 5,706,506 shares to 57,065,061 shares. In addition, the Company changed its name to PearTrack Security Systems, Inc. and its trading symbol to OTCQB.PTSS.

In connection with the Merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. Edward W. Withrow Jr., the President of PTSG and a member of the Company’s Board of Directors (the “Board”), was appointed Mr. Nesbitt’s successor. Mr. Nesbitt remains a member of the Board, as well as President and CEO the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, Mr. Arran de Moubray, Mr. Paul B. Burke and Mr. John D. Macey, formerly directors of PTSG, were appointed to the Board.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $11,695,730, and a working capital deficit of $3,307,291, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PearTrack Systems Group, Ltd., Ecologic Products, Inc. and Ecologic Car Rentals, Inc.  The financial information of previously separated entity, PearTrack Systems Group, Ltd. has been combined with the Company’s financial statements as of and for the year ended December 31, 2014, and retrospectively as of and for the year ended December 31, 2013 (Note 13).  All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

Foreign Currency Translation:  Items included in the financial statements of the Company’s subsidiary are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.

The results and financial position of PearTrack Systems Group, Ltd., the Company’s wholly owned subsidiary, has a functional currency different from the reporting currency, and is translated into the reporting currency as follows:

(i)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
(ii)	income and expenses for each income statement are translated at average exchange rates on a monthly basis; and
(iii)	all resulting exchange differences are recognized as a separate component of equity.

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of December 31, 2014 and 2013, respectively, exchange differences of $4,314 and $178 have been accumulated.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014 and 2013, the Company has recognized ($99,417) and $108,735 in comprehensive income (loss), and has included these amounts as part of other comprehensive income (loss) on the accompanying statement of operations.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2014, the Company has not commenced its principal operations.

The Company has made limited sales of its Ecologic Shine®  product, and has continuing revenue from limited customer contracts for its PearTrack tracking system.   In addition, the Company provides consulting services as an additional revenue source.

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

Due to the Company’s recurring losses, its intellectual properties were evaluated for impairment and it was determined that future cash flows were sufficient for recoverability of the assets.

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

Adopted:

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on its consolidated financial statements.

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

Not Yet Adopted:

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205): Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  The objective of ASU No. 2014-08 is to clarify the criteria for determining which disposals can be presented as discontinued operations and also modifies related disclosure requirements. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  Early adoption is permitted for new disposals beginning in the first quarter of 2014, provided financial statements have not been issued before the release of this standard. The Company is evaluating the effect, if any, adoption of ASU No. 2014-08 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is evaluating the effect, if any, adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 Business Combinations (Topic 805): Pushdown Accounting. The objective of ASU 2014-17 is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is evaluating the effect, if any, adoption of ASU No. 2014-17 will have on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is evaluating the effect, if any, adoption of ASU No. 2015-01 will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3. INVESTMENT IN SECURITIES

As of December 31, 2014 and 2013, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (“AZFL”) common stock (the “AZFL Shares”) with a fair value of $16,887 and $120,619, respectively. Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  AZFL has not, to the Company’s knowledge, caused to register the AZFL shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013
Office equipment	$5,258	$5,258
Accumulated depreciation	(2,476)	(2,224)
Property and equipment, net, before disposals	2,782	3,034
Less: disposal of equipment	(2,782)	––
Property and equipment, net	$––	$3,034

As of December 31, 2014, the Company disposed of its equipment, valued at $0, and recognized a loss in the amount of $2,782.

Depreciation expense totaled $252 and $600 for the year ended December 31, 2014 and 2013, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2014	December 31, 2013
Intellectual property, unencumbered	$450,000	$––
Accumulated amortization	(15,000)	––
Intellectual property, unencumbered, net	435,000	––

Intellectual property, pledged to creditors	1,567.060	1,567.060
Accumulated amortization	(111,436)	(6,965)
Intellectual property, pledged to creditors, net	$1,455,624	$1,560,095

Amortization expense totaled $119,471 and $6,965 for the year ended December 31, 2014 and 2013, respectively.

NOTE 6. DEFERRED REVENUE

On June 30, 2014, the Company entered into a Service Agreement (“Service Agreement”) for consulting services to be provided by the Company in the corporate and government target markets. The Service Agreement is for a term of twelve (12) months commencing June 30, 2014, and includes compensation of $450,000 for services rendered. As of December 31, 2014, the Company has recognized $225,000 as revenues earned, and has deferred $225,000, to be earned over the next six month period.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2014		December 31, 2013

Loans payable		$98,489	$147,437
Notes payable-short term	\	125,000	$125,000
Notes payable-short-term-convertible		688,755	––
Total notes and loans payable-short term		912,244	272,437

Total notes payable-long term-convertible		––	500,000

Total notes and loans payable		$912,244	$772,437

Notes payable consists of unsecured promissory notes issued in the principal sum of $912,244 and $772,437 as of December 31, 2014 and 2013, respectively.  The notes bear interest at a rate of between 5% and 15% per annum, and are due within one (1) year of written demand or by December 31, 2015.

During the year ended December 31, 2013, the Company issued a convertible promissory note in the principal sum of $500,000 for advisory services rendered to the Company.  The note bears interest at a rate of 5% per annum, is due by December 31, 2015, and is convertible into the Company’s common stock at a price of $0.25 per share. No modifications to existing notes were made during 2013.

During the year ended December 31, 2014, modifications were made to a certain note to increase the principal amount by $570,114, and to provide a conversion feature, whereby the principal sum of $570,114 is convertible into the Company’s common stock at a strike price of $0.05 per share. On September 26, 2014, the Company received a Notice to Convert for the conversion of $381,359 in principal. As a result, 7,627,180 restricted shares of the Company’s common stock were issued.  As of December 31, 2014, the principal balance owed under the note was $188,755.

As of December 31, 2014, notes payable includes the following convertible promissory notes:

Principal	Interest Rate	Conversion Rate	Maturity Date

$188,755	7%	$0.05	1 year from demand
$500,000	5%	$0.25	12/31/2015

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand. As of December 31, 2014 and 2013, respectively, $98,489 and $147,437 is outstanding, and no demand has been made.

As of December 31, 2014 and 2013, interest in the amount of $163,177 and $90,923, respectively, has been accrued and is included as part of accrued expenses on the accompanying balance sheet.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31, 2014	December 31, 2013

Notes payable-short-term	$787,837	$1,563,438

Notes payable-long-term-senior	2,000,000	2,000,000
Less: unamortized discount	(341,221)	(427,726)
Total long-term notes payable, senior, net of discount	1,658,779	1,572,274
Notes payable-long-term-subordinate	449,583	222,067
Total long-term notes payable	2,108,362	1,794,341
Total notes payable	2,896,199	3,357,779

Accrued compensation	118,500	186,338
Reimbursed expenses payable (receivable)	179,081	(33,039)
Total related party payable	297,581	153,299

Total related party transactions	$3,193,780	$3,511,078

Related party notes payable consists of the following convertible notes payable at December 31, 2014:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note payable-long-term-senior	$2,000,000	5%	$0.40	12/09/2018
Less: unamortized discount	(341,221)
Note payable-long-term-senior, net of discount	1,658,779

Note payable-short term	313,913	7%	$0.05	1 yr demand
Note payable-short-term	100,000	7%	$0.07	1 yr demand
Note payable-short term	373,924	5%	$0.05	Funding
Note payable-long-term	449,583	5%	$0.25	12/31/2017

Total	$2,896,199

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

On September 30, 2010, a convertible note payable was issued to a related party for unpaid compensation of $172,500 and for cash loans made to the Company in the amount of $213,859. The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock. Further modifications to the note were made through December 31, 2014 to increase the principal amount for additional unpaid compensation of $780,000, and to assign a portion of debt in the amount of $661,359 to other parties (the “Assigned Principal”), and to change the conversion strike price from $0.07 to $0.05.  A portion of the Assigned Principal was in default by the assignee, and $100,000 reverted back to the note holder, including accrued interest of $3,671.  On September 26, 2014, the Company received a Notice to Convert for the conversion of $557,661, representing principal in the amount of $445,000 and accrued interest in the amount of $112,661. As a result, 11,153,232 restricted shares of the Company’s common stock were issued.  As of December 31, 2014 and 2013, the principal balance owing under the note was $160,000 and $906,359, respectively. Interest in the amount of $5,416 and $77,696, respectively, has been accrued as of December 31, 2014 and 2013, and is included as part of accrued expenses on the accompanying balance sheets.

On December 31, 2011, a senior convertible promissory note was issued to a related party for unpaid compensation in the amount of $30,000. The note bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock. Modifications to the note have been made between January 1, 2012 and October 17, 2014 to modify the principal amount for additional unpaid compensation of $623,091, and to change the conversion strike price from $0.07 to $0.05. On September 26, 2014, the Company received a Notice to Convert for the conversion of $294,532, representing principal in the amount of $279,167 and accrued interest in the amount of $15,365. As a result, 5,890,634 restricted shares of the Company’s common stock were issued.  As of December 31, 2014 and 2013, the principal balance owing under the note was $373,924 and $454,166, respectively. Interest in the amount of $32,529 and $20,813 has been accrued as of December 31, 2014 and 2013, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On November 15, 2013, the Company issued a convertible promissory note in the amount of $150,000 to a related party of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. On August 31, 2014, a modification to the note was made to change the conversion strike price from $0.08 to $0.05.  On September 26, 2014, the Company received a Notice to Convert for the conversion of $155,938, representing principal in the amount of $150,000 and accrued interest in the amount of $5,938. As a result, 3,118,768 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Interest in the amount of $0 and $945 has been accrued as of December 31, 2014 and 2013, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On November 15, 2013, the Company issued a convertible promissory note in the amount of $72,067 to a related party for unpaid compensation.  Modifications to the note were made between November 16, 2013 and August 31, 2014, to increase the principal to $116,067, to include additional unpaid compensation, and to change the conversion strike price from $0.08 to $0.05. The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. On September 26, 2014, the Company received a Notice to Convert for the conversion of $119,525, representing principal in the amount of $116,067 and accrued interest in the amount of $3,458. As a result, 2,390,507 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Interest in the amount of $0 and $454, has been accrued as of December 31, 2014 and 2013, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into an Employment Agreement with Edward W. Withrow Jr., for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement is for a period of two (2) years, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $175,000 per year.  In addition, the Agreement provides for expense reimbursements, and an initial stock award of 1,000,000 restricted shares of the Company’s common stock. On December 31, 2014, a convertible promissory note was issued for unpaid compensation owing under this agreement in the amount of $189,583. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. No interest has been accrued as of December 31, 2014.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, a Nevada corporation (“HCFG”), a related party. The consulting agreement provides for HCFG to perform certain advisory and consulting functions for compensation in the amount of $20,000 per month for a period of three (3) years until December 4, 2017. On December 31, 2014, a convertible promissory note was issued for unpaid compensation owing under this agreement in the amount of $260,000. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. No interest has been accrued as of December 31, 2014.

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with John D. Macy, a member of the board of directors, for his services in the area of technology, sales and marketing.  The consulting agreement, commencing January 1, 2014,  provides for compensation in the amount of $60,000 per year for a period of two (2) years, until December 4, 2016.

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Convertible Note (the “Convertible Note”) to seven (7) shareholders, of which two (2) shareholders are also directors of the Company  (the “Note Holders”), in the aggregate sum of $2,000,000.  The Convertible Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018 (the “Maturity Date”), and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”). Pursuant to terms and conditions of the Convertible Note, principal payments may be made pro rata to the Note Holders prior to Maturity Date without penalty when/if the Company meets certain funding and earnings goals (Note 9).  In accordance with the Security Agreement, certain intellectual property licensed to the Company shall be pledged as collateral to secure punctual payment. In the event of default, the Company has the right to repurchase the intellectual property, for which the proceeds shall be paid to the Note Holders to satisfy the default.  The non-interest bearing Convertible Note has been recorded at its present value on the date of issuance using an imputed interest rate of 5%.  The difference between the face value and its present value has been recorded as a discount of $432,940, to be amortized over the term of the note. As of December 31, 2014 and 2013, the Company has amortized $86,505 and $5,214, respectively, as interest expense.  There remains $341,221 and $427,726 in unamortized discount as of December 31, 2014 and 2013, respectively, to be expensed over the next 35 months.

On December 31, 2013, the Company, through its wholly owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes payable to Huntington Chase Ltd. in the aggregate principal sum of $153,912, for cash loans made to the Company between 2009 and 2013, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $38,143 and $27,369 has been accrued as of December 31, 2014 and 2013, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On January 5, 2014, a related party was assigned $100,000 of a convertible promissory note issued by the Company.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $4,932 has been accrued as of December 31, 2014, and is included as part of accrued expenses on the accompanying balance sheets.

As at December 31, 2014 and 2013, respectively, affiliates and related parties are due a total of $3,193,780 and $3,511,078, which is comprised of loans to the Company of $2,896,199 and $3,357,779, accrued compensation of $118,500 and $186,338, and reimbursed expenses of $179,081 and $(33,039), for a net decrease of $317,298. During the year ended December 31, 2014, loans to the Company increased by $461,580, unpaid compensation decreased by $67,838 and reimbursable expenses increased by $212,120.

The Company’s decrease in loans to the Company of $461,580 is due to an increase in unpaid compensation owed to related parties in the amount of $872,508 which has been converted to convertible notes payable; a decrease in unamortized discount of $86,505; a decrease of $990,234 due to the conversion of debt into common stock; and a decrease of $430,359 resulting from the assignment/reclassification of debt to non-related parties.

The Company’s decrease in unpaid compensation of $67,838 is due to an increase in unpaid compensation of $71,917 due to related parties; and a decrease of $139,755 which was converted into notes payable and transferred to non-related party notes payable.

The Company’s expenses reimbursable to related parties increased by $212,120 and $33,996 during the year ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 and 2013, accrued interest increased by $81,712 and $64,956, respectively. In connection with the conversion of certain debt during the current year, accrued interest was reduced by $137,423.  As of December 31, 2014 and 2013, accrued interest payable to related parties was $81,020 and $136,731, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Convertible Note (the “Convertible Note”) in the aggregate sum of $2,000,000. Pursuant to terms and conditions of the Convertible Note, principal payments may be made pro rata to the Note Holders prior to Maturity Date without penalty when/if the Company meets certain funding and earnings goals as follows: 1) 10% of any equity investment of $2,100,000 or more; or 2) $250,000 each year the Company’s retained earnings reaches or exceeds $1,500,000; or 3) $250,000 each year the Company’s EBITDA reaches or exceeds $3,000,000. As of December 31, 2014 and 2013, no contingent payments have been made.

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was payable upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2014, the Company has not commenced sales of the Licensed Product.

NOTE 10. CAPITAL STOCK

On October 17, 2014, the total number of authorized shares of common stock that may be issued by the Company was increased to 250,000,000 with a par value of $0.001 per share; and the total number of authorized preferred stock was increased to 25,000,000 shares with a par value of $0.001. In addition, the Company effected a 10-for-1 reverse stock split, whereby one (1) new share of the Company’s common stock was issued for each 10 shares of common stock held, thereby reducing the total issued and outstanding shares from 57,065,061 shares to 5,706,506 shares.

The following reflect the effects of the 10-to-1 reverse stock split that occurred on October 17, 2014:

On September 26, 2014, in connection with a certain Notice to Convert received from a non-related party, $381,359 in debt was converted at a price of $0.05 per share into 762,718 restricted shares of the Company’s common stock.  As a result, $380,596 was recorded as additional paid in capital.

On September 26, 2014, in connection with certain Notice(s) to Convert received from four (4) related parties, $1,127,657 in debt was converted at a price of $0.05 per share into 2,255,314 restricted shares of the Company’s common stock.  As a result, $1,125,402 was recorded as additional paid in capital.

On October 17, 2014, in connection with the Merger, the Company issued 51,358,555 shares of restricted common stock to the thirteen (13) former shareholders of PearTrack Systems Group, Ltd.  As a result, additional paid in capital was reduced by $51,359.

On October 30, 2014, in connection with certain consulting agreements, the Company granted two consultants the right to purchase 400,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $100,000, were purchased for cash in the amount of $400.  As a result, $99,600 has been recorded to additional paid in capital, and $99,600 has been recorded as deferred compensation.

On October 31, 2014, in connection with a certain consulting agreement, the Company granted the consultant the right to purchase 1,000,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $250,000, were purchased for cash in the amount of $1,000.  As a result, $249,000 has been recorded to additional paid in capital, and $249,000 has been recorded as deferred compensation.

On October 31, 2014, in connection with a certain stock purchase agreement, the Company granted a consultant the right to purchase 100,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $25,000, were purchased for cash in the amount of $100.  As a result, $24,900 has been recorded to additional paid in capital.

On November 21, 2014, in connection with a certain stock purchase agreement, the Company granted a consultant the right to purchase 150,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $49,500, were purchased for cash in the amount of $150.  As a result, $49,350 has been recorded to additional paid in capital.

On December 1, 2014, in connection with certain consulting agreements, the Company granted two consultants the right to purchase 750,000 shares of its restricted common stock at $0.10 per share, and 500,000 shares at $0.001 per share.  The shares, valued at $375,000, were purchased for cash in the amount of $75,500.  As a result, $373,750 has been recorded to additional paid in capital, and $299,500 has been recorded as deferred compensation.

During the years ended December 31, 2014 and 2013, respectively, a total of $272,179 and $70,417 in deferred stock compensation was expensed. Deferred stock compensation expense of $675,504 and $239,583 remained at December 31, 2014 and 2013, respectively, to be amortized over the next 23 months.

As of December 31, 2014 and 2013, respectively, the Company had 59,965,061 and 2,688,474 shares of common stock issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

The following reflect the effects of the 10-to-1 reverse stock split that occurred on October 17, 2014:

During the year ended December 31, 2014, 228,755 stock options issued in 2009 expired, and 5,000 stock options issued in 2010 were cancelled. As of December 31, 2014 and 2013, respectively, the Company has no warrants and 366,000 and 599,755 options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price
$4.73	38,500	0.50	$182,105	$3.70
$3.20	75,000	1.25	240,000	$3.50
$3.20	102,500	6.25	328,000	$3.50
$2.00	150,000	2.00	300,000	$3.10
	366,000		$1,050,105	$3.10

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2013	599,755	$3.10
Issued	––	––
Exercised	––	––
Expired / Cancelled	(233,755)	$2.50
Outstanding at December 31, 2014	366,000	$3.10

During the year ended December 31, 2014 and 2013, respectively, the Company expensed a total of $60,000 and $60,000 in stock option compensation. There remained $0 and $60,000 in deferred stock option compensation at December 31, 2014 and 2013, respectively.

NOTE 12. RESTRICTED STOCK AWARDS

On December 4, 2013, in connection with a certain Employment Agreement, the Company’s President was awarded the right to purchase 1,000,000 shares of restricted common stock (the “Restricted Stock Units”, “RSUs”) at a per share price of $0.0001 (the “Stock Award”).  The Stock Award, valued at $250,000, vests immediately upon execution of the Employment Agreement, but is returnable in the event of early termination, in proportion to the length of employment. In connection with the Stock Award, a total of $250,000 has been recorded as deferred compensation, of which $125,000 and $10,417 has been expensed during the years ended December 31, 2014 and 2013, respectively. There remains $114,583 of deferred compensation as of December 31, 2014, to be amortized over the next 11 months.

As of December 31, 2014, the Company has awarded a total of 1,000,000 Restricted Stock Units. During the years ended December 31, 2014 and 2013, respectively, the Company expensed a total of $125,000 and $10,417 in deferred compensation. There remained $114,583 and $239,583 in deferred compensation at December 31, 2014 and 2013, respectively.

NOTE 13. ACQUISITIONS

On October 17, 2014, the Company’s wholly owned subsidiary, PearTrack Acquisition Corp. (“PTAC”), merged with PearTrack Systems Group, Inc. (“PTSG”), both Nevada corporations, with PTSG as the surviving entity. As a result, PTSG became the Company’s wholly owned subsidiary. As part of the merger agreement, the Company issued an aggregate of 51,358,555 restricted common shares, representing 90% of the Company’s issued and outstanding shares of common stock, to the former PTSG shareholders on a 5.13586 for 1 basis. The common shares issued had a total fair value of $28,247,205 based on the closing market price of $0.55 per share on October 17, 2014, the acquisition date.  No change in control took place and no goodwill has been recognized as a result of the merger.

In connection with the presentation of the financial statements, the following gross revenues and net losses of PTSG have been combined with the Company’s gross revenues and net losses for the periods indicated to present the Company’s consolidated information as if the business combination had occurred on December 7, 2013 (the date in which the companies were under common control):

	December 31, 2014	December 31, 2013
		(audited)
Revenues	$259,520	$2,307

Net income (loss)	(751,330)	(68,451)

Other comprehensive income (loss)	4,314	178

The following table summarizes the amounts of identified assets acquired and liabilities assumed at October 17, 2014, the acquisition date, as well as the amounts combined at December 31, 2013:

	October 17, 2014	December 31, 2013
Assets:
Cash	$3,037	$65,446
Accounts receivable	2,569	––
Refunds and claims receivable	15,138	27,895
Related party receivable	––	82,800
Property and equipment, net	––	1,009
Intellectual property, net, unencumbered	441,166	––
Intellectual property, net, pledged	1,477,099	1,560,095
	1,939,009	1,737,245
Liabilities:
Accounts payable	75,661	17,127
Intercompany advances	54,147	––
Loans payable	101,643	147,437
Related party payables	460,452	38,940
Deferred revenue	318,145	––
Note payable, related party, net of discount	1,640,767	1,572,274
	2,650,815	1,775,778

Net assets acquired	$(711,806)	(38,533)

NOTE 14. DISCONTINUED OPERATIONS

On December 1, 2012, the Company discontinued all operations related to the former activities involving the three year test market with Park N Fly, Inc. for the Company’s car wash product and system, Ecologic Shine®. The 3-year test market with Park N Fly resulted in an accumulated deficit of $82,697 through December 31, 2013.  In addition, certain advances were made to Ecologic Products, Inc. for the purpose of overhead expenses that were not directly attributable to the Park N Fly segment of operations.  As a result, additional cash funds are required the in order to satisfy the accounts payable remaining.  As of December 31, 2013, the Company had the following assets and liabilities relating to its discontinued operations:

December 31, 2013
Assets
Intercompany advances	$72,302

Liabilities and accumulated deficit
Accounts payable and accrued expenses	$154,999
Net assets of discontinued operations	$82,697

The results of discontinued operations are summarized as follows:	Cumulative from September 1, 2009 to December 31, 2013
Revenue	$1,192,191
Cost of goods sold	1,168,796
Gross profit	23,395
General and administrative expenses	(91,200)
Interest expense	(15,192)
Gain on sale of equipment	300
Net loss from discontinued operations	$(82,697)

NOTE 15. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Continuing operations:
Net operating loss carry forwards	$3,863,000	$3,244,000
Less valuation allowance	(3,863,000)	(3,244,000)
Net deferred tax asset - continuing operations	$––	$––

Discontinued operations:
Net operating loss carry forwards	$25,000	$25,000
Less valuation allowance	(25,000)	(25,000)
Net deferred tax asset - discontinued operations	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	For the year ended
	December 31, 2014	December 31, 2013
Income (loss) before taxes:
Continuing operations	$(1,920,226)	$(1,502,463)
Discontinued operations	––	(4,010)
Total income (loss) before taxes	(1,920,226)	(1,506,473)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$653,000	$513,000
Non-recognizable income (loss)	(34,000)	37,000
Non-deductible expenses	––	––
Change in valuation allowance	(619,000)	(550,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $619,000 and $550,000 for the year ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had cumulative net operating loss carryforwards of approximately $11,435,000, and $9,408,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. Section 382 of the Internal Revenue Code of 1986 provides for an annual limitation of approximately $67,000 on the utilization of net operating loss carryforwards as the company underwent an ownership change in 2008, as defined in Section 382.  This limitation has been reflected in the US federal and state net operating loss carryforwards. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of December 31, 2014 and 2013.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2014, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period January 1, 2015 through March 31, 2015, the Company increased its loans from related parties by $208,603, from a total of $3,193,780 at December 31, 2014 to $3,402,383 at March 31, 2015. The increase represents an increase in accrued compensation of $178,749, a decrease in unamortized discount of $21,330, and a decrease in reimbursable expenses of $8,523.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable between one (1) year of written demand and December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

On March 9, 2015, the Company amended the License Agreement executed January 21, 2015 (“License Agreement”) by and between the Company and PearLoxx Ltd. (“Pearloxx”) for the license to the Company of certain Pearloxx patented technology (the “Licensed Product”) in perpetuity. As part of the consideration for the Licensed Product, Pearloxx was granted the right to purchase 5,706,506 shares of the Company’s common stock at $0.001 per share.  The shares, valued at $1,711,952, were purchased for cash in the amount of $5,707.  As a result, $1,706,245 has been recorded to additional paid in capital.

On March 15, 2015, in connection with a certain stock purchase agreement, the Company issued 1,883,147 shares of its restricted common stock at $0.02 per share.  The shares, valued at $564,944, were purchased for cash in the amount of $37,663.  As a result, $563,061 has been recorded to additional paid in capital.

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

Effective May 24, 2013, the Board of Directors of the Company engaged Seale & Beers, CPAs (“S&B”) as its independent registered public accounting firm.

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

As of December 31, 2014, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of March 31, 2015:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Edward W. Withrow Jr.	President and Chief Executive Officer Director	77	October 17, 2014 July 2, 2009
Calli R. Bucci	Chief Financial Officer Secretary	50	August 16, 2011 November 1, 2011
Edward W. Withrow III	Chairman of the Board and Director	51	July 2, 2009
John L. Ogden	Director	61	March 3, 2008
William B. Nesbitt	Director	75	November 6, 2011
Dr. Martin A. Blake	Director	58	August 12, 2010
Arran de Moubray	Director	44	October 17, 2014
John D. Macey	Director	52	October 17, 2014
Paul B. Burke	Director	59	October 17, 2014
Philip J. Woolas	Director	55	February 20, 2015

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

Calli Bucci, Secretary and Chief Financial Officer

Ms. Bucci has over 30 years experience in the field of finance and business management. Prior to holding the position of Chief Financial Officer for PearTrack Security Systems, Inc., Ms. Bucci was Controller of the Company since January 2010, and was responsible for general ledger, quarterly certified reviews, annual audits, preparation for SEC filings, customer billing and invoicing, multi-state payroll, licenses and consolidated corporate income taxes.

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

William B. Nesbitt, Director, former President and Chief Executive Officer

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

Mr. Nesbitt resigned his position as President and Chief Executive Officer of the parent company, PearTrack Security Systems, Inc., on October 17, 2014, but remains as President and Chief Executive Officer of the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  He is succeeded by Mr. Edward W. Withrow Jr.

Dr. Martin A. Blake, Director

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

Arran de Moubray, Director

Mr. de Moubray joins the Company with 20+ years’ experience in the construction and renewable energy sectors. The last seven years have seen Mr. de Moubray overseeing the financing and development of large scale renewable energy deals in the EU and US both as consultant and principal. During this period, he has advised three governments and a number of listed companies on both renewable energy and energy efficiency, as well as leading the fundraising for a number of clean tech companies in the US and EU. He is currently leading a team for a large non-profit in order to develop a range of program for rural electrification in Africa and Asia, using a range of technologies

Mr. de Moubray has a degree in Architecture from Kent University, and resides in the United Kingdom.

John D. Macey, Director

Mr. Macey’s career started in electronic engineering, and although still an engineer at heart he has for the past 20 years been a Senior Executive specializing in technology and solution delivery. He has worked in both new businesses and public entities, and in recent years provided specialist technology management consultancy to such clients as Vodafone and Promethean Plc.

As CTO and founding Executive Board Member of Minorplanet Systems Plc, Mr. Macey was responsible for development, manufacturing and operational aspects of the business from inception until 2004. MPS are considered to be one of the industry forebears and soon after forming became listed on the London Stock Exchange with an international business which grew to employ some 1,200 staff globally.

Mr. Macey has a proven track record in Product Development, NPI, and Manufacturing, and has extensive experience in Hardware, Firmware, and Software Design, Mechanical Engineering, Systems Integration, and Vendor/Supply Chain management.

Paul B. Burke, Director

Mr. Burke has been involved with cutting-edge technology since he joined IBM in the mid-seventies and has worked with industry standards such as ISO 9000 and previously BS standards.  He has been directly involved with the development of high tech products, their production and manufacture and marketing.  Since 1984 he has been responsible for establishing national sales forces and creating a marketing strategy for innovative products, which have been both revolutionary and new to the global market.

In his early career, Mr. Burke’s co-founded Guardian Security Systems, which operated for a number of years before merging with ATI to become ATI Guardian Security, the largest installer of wireless intruder equipment in the UK.  Mr. Burke led the the Sales and Marketing for the group and, in 1986, ATI was acquired by Stephen Boler’s Brown & Jackson PLC, a UK-listed company. Mr. Burke was also co-founder of Minorplanet Ltd., which evolved into Minorplanet Systems Plc.

Mr. Burke also has extensive experience in the import/export markets between the Far East and the UK and the EU.  In 2009, Mr. Burke formed Pear Track Systems Ltd. in the United Kingdom, and began a successful product testing campaign for the PearTrack tracking product and system.

Philip J. Woolas, Director

Mr. Woolas is a principal and co-founder of Wellington Street Partners, Ltd., a political and business consultancy firm headquartered in the United Kingdom.  Prior to his position with Wellington, Mr. Woolas was the Labor Member of Parliament for 13 years, holding the seat of Oldham East & Saddleworth. He also served as Parliamentary Private Secretary to the Minister of State for Transport, Lord Commissioner of the Treasury, deputy leader of the House of Commons, Minister of State for Local Government and Regeneration, Minister of State for Civil Contingency, Minister of State for Environment, and Minister of State for Immigration and Customs. Mr. Woolas also served as Minister for the North West of England, and was a leading member of the Tony Blair and Gordon Brown Governments.

Prior to his time in Parliament, in 1984 Mr. Woolas was President of the United Kingdom National Union of Students and went on to a successful career in television where he worked initially as a researcher and investigative journalist for ITV and subsequently as a producer for BBC Newsnight and Channel Four News. He then entered politics as Head of Communications and Campaigns for the GMB trade union. He has also published numerous articles and essays and is a Fellow of the Royal Society of Arts.

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

Audit Committee and Audit Committee Financial Expert

Currently the Company’s audit committee consists of Mr. Edward W. Withrow Jr. and Mr. John L. Ogden. Mr. Ogden is chair of the audit committee. The Company currently does not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the calendar year 2014, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2014, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2014, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2014 and 2013.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)		($)	($)	($)	($)
Edward W. Withrow Jr. (1)	2014	175,000	(1)	None	$125,000	None	(1)	None	None	None	300,000
President, CEO, and Director	2013	14,583	(1)	None	$10,417	None	(1)	None	None	None	25,000
Edward W. Withrow III (2)	2014	420,000	(2)	None	None	None		None	None	None	420,000
Chairman of the Board and Director	2013	200,000	(2)	None	None	101,250	(2)	None	None	None	301,250
John L. Ogden (3)	2014	None		None	None	None		None	None	None	None
Director	2013	None		None	None	None		None	None	150,000 (3)	150,000
William B. Nesbitt (4)	2014	198,925	(4)	None	None	60,000	(4)	None	None	None	258.925
Director, former President and CEO	2013	250,000	(4)	None	$75,000 (4)	60,000	(4)	None	None	None	310,000

(1)

Pursuant to Mr. Withrow Jr.’s employment agreement, $175,000 and $14,583, in compensation has been expensed during 2014 and 2013, respectively.  In addition, he was awarded 1,000,000 restricted stock units, with a total value of $250,000.  As of December 31, 2014 and 2013, respectively, $125,000 and $10,417 was vested.  As of December 31, 2014, $189,583 of Mr. Withrow Jr.’s salary was converted into a convertible promissory note, maturing December 31, 2016, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.25 per share.

(2)

Pursuant to the Company’s consulting agreement with Huntington Chase Financial Group, for services provided by Mr. Withrow, $420,000 and $200,000 in consulting fees has been expensed in 2014 and 2013, respectively.  As of December 31, 2014, $260,000 in consulting fees owed under this agreement has been converted into a convertible promissory note, maturing December 31, 2016, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.25 per share. In addition, $160,000 in consulting fees was converted into a convertible promissory note, due upon demand, accruing interest at 7% per annum, and convertible into the Company’s common stock at $0.05 per share.

(3)

Mr. Ogden provided consulting services to the Company through November 15, 2013, exclusive of his position as a member of the board of directors, for a consulting fee of $150,000.  On November 15, 2013, the consulting fee of $150,000 was converted into a convertible promissory note, maturing November 15, 2015, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.05 per share.

(4)

Pursuant to Mr. Nesbitt’s employment agreement, he was granted 1,500,000 options, with a total value of $180,000.  As of December 31, 2014, $180,000 was vested.  In addition, during 2013, Mr. Nesbitt was granted the right to purchase 500,000 shares of the Company’s common stock, with a total value of $75,000.  As of December 31, 2014, $373,924 of Mr. Nesbitt’s salary is payable in the form of a convertible promissory note, due once the Company meets certain funding goals, accruing interest at 5% per annum, and convertible into the Company’s common stock at $0.05 per share.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On October 17, 2014, Mr. William B. Nesbitt resigned his position as President and Chief Executive Officer of the Company. As a result, the Employment Agreement dated November 1, 2011 was terminated.  An employment agreement for Mr. Nesbitt’s position as President and Chief Executive Officer of the Company’s subsidiaries is in negotiations.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into an Employment Agreement with Edward W. Withrow Jr., for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement is for a period of two (2) years, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $175,000 per year.  In addition, the Agreement provides for expense reimbursements, and an initial stock award of 1,000,000 restricted shares of the Company’s common stock.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, a Nevada corporation (“HCFG”), a related party. The consulting agreement provides for HCFG to perform certain advisory and consulting functions for compensation in the amount of $20,000 per month for a period of three (3) years, until December 4, 2017.

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with John D. Macy, a member of the board of directors, for his services in the area of technology, sales and marketing.  The consulting agreement, commencing January 1, 2014,  provides for compensation in the amount of $60,000 per year for a period of two (2) years, until December 4, 2016.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company’s executive officers acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

The Company maintains the 2009 Stock Option Plan ("the 2009 Plan"), wherein 20,000,000 restricted shares of common stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the 2009 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2014, the Company has granted options to purchase a total of 366,000 restricted shares of the Company’s common stock.

Stock Options/SAR Grants

No options were granted to the Company’s directors and officers during the years ended December 31, 2014 and 2013.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal years ended December 31, 2014 or 2013, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Options Granted	Number of Options Unexercisable	Number of Options Exercisable	Exercise Price	Expiration Date
John L. Ogden	8,000	––	8,000	$4.73	6/30/2015
Edward W. Withrow Jr.	8,000	––	8,000	$4.73	6/30/2015
Shelley Meyers	8,000	––	8,000	$4.73	6/30/2015
Myles Lambert	6,000	––	6,000	$4.73	6/30/2015
Paul Christensen	5,000	––	5,000	$4.73	6/30/2015
Allen Scott	3,500	––	3,500	$4.73	6/30/2015
Edward W. Withrow III	75,000	––	75,000	$3.20	4/19/2016
William B. Nesbitt	150,000	––	150,000	$2.00	11/1/2016
Kyle W. Withrow	25,000	––	25,000	$3.20	4/19/2021
John L. Ogden	15,000	––	15,000	$3.20	4/19/2021
Edward W. Withrow Jr.	15,000	––	15,000	$3.20	4/19/2021
Shelley Meyers	15,000	––	15,000	$3.20	4/19/2021
Myles Lambert	10,000	––	10,000	$3.20	4/19/2021
Paul Christensen	10,000	––	10,000	$3.20	4/19/2021
Calli R. Bucci	5,000	––	5,000	$3.20	4/19/2021
Martin A. Blake	5,000	––	5,000	$3.20	4/19/2021
Rodolfo Madrigal	2,500	––	2,500	$3.20	4/19/2021
	366,000	––	366,000

During the years ended December 31, 2014 and 2013, respectively, the Company expensed a total of $60,000 and $60,000 in stock option compensation. There remained $0 and $60,000 in deferred stock option compensation at December 31, 2014 and 2013, respectively.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director's fees or other cash compensation for services rendered as a director since the Company’s inception to December 31, 2014.

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2014, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Withrow Sinclair & Co. 1327 Ocean Ave. Suite B Santa Monica, CA 90401	16,461,909		25.02%

Phyllis Dionne De Moubray Chester Mountain Street Chilham Kent CT48DQ UK	7,713,783	[2]	11.73%

Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90404	6,692,552	[2]	10.17%
	75,000	[3]	ESOP
Brook Invest & Finance PO Box 146 Road Town, BVI	5,706,506		8.67%

Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	5,170,855	[2]	7.86%
	23,000	[3]	ESOP
John D. Macey Parkfield, Park Road Willaston Neston Cheshire CH64 1TJ UK	3,851,892		5.86%

Paul B. Burke Heron House, Withinlee Road Prestbury, Cheshire SK10 4AT UK	3,851,892		5.86%

Adrian Pegler 4 Highmoor View Waterhead, Oldham OL4 2SL UK	3,821,076		5.81%

John L. Ogden 675 Bering Drive, Suite 675 Houston, TX 77057	2,926,384	[2]	4.45%
	23,000	[3]	ESOP
MJ Management Services, Inc. 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	1,801,058	[2]	2.74%
	5,000	[3]	ESOP
William B. Nesbitt 549 Carcaba Road Saint Augustine, FL 32084	664,063		1.01%
	150,000	[3]	ESOP
Martin A. Blake Harbor House, Forres Morayshire, UK IV36 3YE	5,000	[3]	ESOP

Total	58,661,971		89.18%
	281,000		ESOP

[1]

Based upon 65,788,046 shares issued and outstanding at March 31, 2015. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	Includes direct and indirect ownership
[3]	Stock options granted under 2009 ESOP, fully vested

Directors and officers as a group (8 shareholders)	32,672,480		49.68%
More than 5% ownership (3 shareholders)	25,989,491		39.50%
Total	58,661,971		89.18%

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2014, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

On September 30, 2010, a convertible note payable was issued to a related party for unpaid compensation of $172,500 and for cash loans made to the Company in the amount of $213,859. The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock. Further modifications to the note were made through December 31, 2014 to increase the principal amount for additional unpaid compensation of $780,000, and to assign a portion of debt in the amount of $661,359 to other parties (the “Assigned Principal”), and to change the conversion strike price from $0.07 to $0.05.  A portion of the Assigned Principal was in default by the assignee, and $100,000 reverted back to the note holder, including accrued interest of $3,671.  On September 26, 2014, the Company received a Notice to Convert for the conversion of $557,661, representing principal in the amount of $445,000 and accrued interest in the amount of $112,661. As a result, 11,153,232 restricted shares of the Company’s common stock were issued.  As of December 31, 2014 and 2013, the principal balance owing under the note was $160,000 and $906,359, respectively. Interest in the amount of $5,416 and $77,696, respectively, has been accrued as of December 31, 2014 and 2013.

On December 31, 2011, a senior convertible promissory note was issued to a related party for unpaid compensation in the amount of $30,000. The note bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock. Modifications to the note have been made between January 1, 2012 and October 17, 2014 to modify the principal amount for additional unpaid compensation of $623,091, and to change the conversion strike price from $0.07 to $0.05. On September 26, 2014, the Company received a Notice to Convert for the conversion of $294,532, representing principal in the amount of $279,167 and accrued interest in the amount of $15,365. As a result, 5,890,634 restricted shares of the Company’s common stock were issued.  As of December 31, 2014 and 2013, the principal balance owing under the note was $373,924 and $454,166, respectively. Interest in the amount of $32,529 and $20,813 has been accrued as of December 31, 2014 and 2013, respectively.

On November 15, 2013, the Company issued a convertible promissory note in the amount of $150,000 to a related party of the Company, for consulting services rendered to the Company.  The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. On August 31, 2014, a modification to the note was made to change the conversion strike price from $0.08 to $0.05.  On September 26, 2014, the Company received a Notice to Convert for the conversion of $155,938, representing principal in the amount of $150,000 and accrued interest in the amount of $5,938. As a result, 3,118,768 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Interest in the amount of $0 and $945 has been accrued as of December 31, 2014 and 2013, respectively.

On November 15, 2013, the Company issued a convertible promissory note in the amount of $72,067 to a related party for unpaid compensation.  Modifications to the note were made between November 16, 2013 and August 31, 2014, to increase the principal to $116,067, to include additional unpaid compensation, and to change the conversion strike price from $0.08 to $0.05. The note bears interest at a rate of five percent (5%) per annum, matures on November 15, 2015, and is convertible into the Company’s common stock. On September 26, 2014, the Company received a Notice to Convert for the conversion of $119,525, representing principal in the amount of $116,067 and accrued interest in the amount of $3,458. As a result, 2,390,507 restricted shares of the Company’s common stock were issued, and the note has been paid in full.  Interest in the amount of $0 and $454, has been accrued as of December 31, 2014 and 2013, respectively.

On December 31, 2014, a convertible promissory note was issued for unpaid compensation owed to Edward W. Withrow Jr., the Company’s President and Chief Executive Officer, in the amount of $189,583. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. No interest has been accrued as of December 31, 2014.

On December 31, 2014, a convertible promissory note was issued for unpaid compensation owed to Huntington Chase Financial Group, a Nevada corporation, a related party, in the amount of $260,000. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. No interest has been accrued as of December 31, 2014.

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Convertible Note (the “Convertible Note”) to seven (7) shareholders, of which two (2) shareholders are also directors of the Company  (the “Note Holders”), in the aggregate sum of $2,000,000.  The Convertible Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018 (the “Maturity Date”), and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”). Pursuant to terms and conditions of the Convertible Note, principal payments may be made pro rata to the Note Holders prior to Maturity Date without penalty when/if the Company meets certain funding and earnings goals (Note 9).  In accordance with the Security Agreement, certain intellectual property licensed to the Company shall be pledged as collateral to secure punctual payment. In the event of default, the Company has the right to repurchase the intellectual property, for which the proceeds shall be paid to the Note Holders to satisfy the default.  The non-interest bearing Convertible Note has been recorded at its present value on the date of issuance using an imputed interest rate of 5%.  The difference between the face value and its present value has been recorded as a discount of $432,940, to be amortized over the term of the note. As of December 31, 2014 and 2013, the Company has amortized $86,505 and $5,214, respectively, as interest expense.  There remains $341,221 and $427,726 in unamortized discount as of December 31, 2014 and 2013, respectively, to be expensed over the next 35 months.

On December 31, 2013, the Company, through its wholly owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes payable to Huntington Chase Ltd. in the aggregate principal sum of $153,912, for cash loans made to the Company between 2009 and 2013, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $38,143 and $27,369 has been accrued as of December 31, 2014 and 2013, respectively.

On January 5, 2014, a related party was assigned $100,000 of a convertible promissory note issued by the Company.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $4,932 has been accrued as of December 31, 2014, and is included as part of accrued expenses on the accompanying balance sheets.

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

As at December 31, 2014 and 2013, respectively, affiliates and related parties are due a total of $3,193,780 and $3,511,078, which is comprised of loans to the Company of $2,896,199 and $3,357,779, accrued compensation of $118,500 and $186,338, and reimbursed expenses of $179,081 and $(33,039), for a net decrease of $317,298. . During the year ended December 31, 2014, loans to the Company increased by $461,580, unpaid compensation decreased by $67,838 and reimbursable expenses increased by $212,120.

The Company’s decrease in loans to the Company of $461,580 is due to an increase in unpaid compensation owed to related parties in the amount of $872,508 which has been converted to convertible notes payable; a decrease in unamortized discount of $86,505; a decrease of $990,234 due to the conversion of debt into common stock; and a decrease of $430,359 resulting from the assignment/reclassification of debt to non-related parties.

The Company’s decrease in unpaid compensation of $67,838 is due to an increase in unpaid compensation of $71,917 due to related parties; and a decrease of $139,755 which was converted into notes payable and transferred to non-related party notes payable.

The Company’s expenses reimbursable to related parties increased by $212,120 and $33,996 during the year ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 and 2013, accrued interest increased by $81,712 and $64,956, respectively. In connection with the conversion of certain debt during the current year, accrued interest was reduced by $137,423.  As of December 31, 2014 and 2013, accrued interest payable to related parties was $81,020 and $136,731, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

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

The Company currently acts with nine directors, consisting of Edward W. Withrow Jr., Edward W. Withrow III, John L. Ogden, William B. Nesbitt, John D. Macey, Paul B. Burke, Arran de Moubray, Dr. Martin A. Blake and Philip J. Woolas. The Company has determined that Mr. Philip J. Woolas and Dr. Martin A. Blake are “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2014December 31, 2014 and 2013, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2014 $	2013 $
Audit Fees	15,250	19,250
Audit Related Fees	46	236
Tax Fees	-	-
All Other Fees	0	0
Total	15,296	19,486

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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014 with respect to the authorized shares and name change	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective as of April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
10.24	Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated December 19, 2014	Filed wih the SEC on January 26, 2015 as part of the Company’s Current Report on form 8-K
10.25	Amendment to the Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated Marcy 9, 2015	Filed wih the SEC on April 11, 2015 as part of the Company’s Current Report on form 8-K
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
23.2*	Letter from Seale and Beers, CPA’s dated April 15, 2015	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Edward W. Withrow Jr.	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Edward W. Withrow Jr.	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEARTRACK SECURITY SYSTEMS, INC.

Dated: April 15, 2015	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President, Chief Executive Officer, and Director

Dated: April 15, 2015	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PEARTRACK SECURITY SYSTEMS, INC.

Dated: April 15, 2015	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President, Chief Executive Officer, and Director

Dated: April 15, 2015	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Secretary

Dated: April 15, 2015	/s/ Edward W. Withrow III
Edward W. Withrow III
Director

Dated: April 15, 2015	/s/ John L. Ogden
John L. Ogden
Director

Dated: April 15, 2015	/s/ William B. Nesbitt
William B. Nesbitt
Director

Dated: April 15, 2015	/s/ Dr. Martin A. Blake
Dr. Martin A. Blake
Director

Dated: April 15, 2015	/s/ Arran de Moubray
Arran de Moubray
Director

Dated: April 15, 2015	/s/ John D. Macey
John D. Macey
Director

Dated: April 15, 2015	/s/ Paul B. Burke
Paul B. Burke
Director

Dated: April 15, 2015	/s/ Philip J. Woolas
Philip J. Woolas
Director