Form 10-Q
period 2015-03-31
PEARTRACK SECURITY SYSTEMS, INC.
filed 2015-05-20
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

69,454,714 common shares issued and outstanding as of May 15, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended March 31, 2015, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2015.

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$32,730	$64,753
Accounts receivable	854	––
Refunds and claims receivable	6,250	15,892
Prepaid expenses	448	716
Total current assets	40,282	81,361

Investment in securities	––	16,887
Intangible assets, unencumbered, net	2,121,508	435,000
Intangible assets, pledged to creditors, net	1,429,506	1,455,624
Other assets	6,447	6,447

TOTAL ASSETS	$3,597,743	$1,995,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,199,368	$1,165,990
Deferred revenue	225,000	225,000
Related party payables	349,127	297,581
Notes payable-short-term convertible-related party	787,837	787,837
Notes and loans payable-short-term	900,079	912,244
Total current liabilities	3,461,411	3,388,652

Long-term liabilities
Notes payable-long-term convertible-related party, net of unamortized discount	2,233,441	2,108,362
Total long-term liabilities	2,233,441	2,108,362
Total liabilities	5,694,852	5,497,014

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 250,000,000 shares authorized, 67,804,714 and 59,965,091 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	67,805	59,965
Additional paid in capital	10,047,178	8,126,703
Subscriptions receivable	(1,850)	(1,600)
Accumulated deficit	(12,206,863)	(11,695,730)
Accumulated comprehensive income (loss)	(3,379)	8,967
Total stockholders' deficit	(2,097,109)	(3,501,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,597,743	$1,995,319

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenue	$2,387	$5,375
Cost of sales	4,012	3,162
Gross profit (loss)	(1,625)	2,213

General and administrative expenses	457,975	163,792

Operating loss	(459,600)	(161,579)

Interest expense	(52,100)	(40,768)
Realized gain on currency translation	567	––
Loss on disposal of asset	––	(1,925)

Net loss	(511,133)	(204,272)

Comprehensive income (loss):
Unrealized gain on currency translation	4,541	––
Unrealized gain (loss) on securities	(16,887)	53,072
Net comprehensive income (loss)	(12,346)	53,072

Net loss and comprehensive loss	$(523,479)	$(151,200)

Net loss per share - basic and diluted	$(0.01)	$(0.08)

Weighted average common shares outstanding - basic and diluted	61,930,877	2,688,474

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flow from operating activities:
Net loss and comprehensive income (loss)	$(523,479)	$(151,200)
Comprehensive income (loss)	(12,346)	53,072
Net loss	$(511,133)	$(204,272)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	178,450	15,000
Accruals converted to related party loans	103,749	131,500
Depreciation and amortization	45,855	100
Discount amortization	21,330	––
Loss on disposal of asset	––	(1,925)
Changes in operating assets and liabilities:
Increase in accounts receivable	(854)	––
Decrease in refunds and claims receivable	9,642	––
Decrease in prepaid expenses	269	––
Increase in accounts payable and accrued expenses	33,379	41,128
Increase in related party payables	51,545	15,003
Net cash provided by (used in) operating activities	(67,768)	384

Cash flow from financing activities:
Repayment of loans payable	(12,165)	––
Proceeds from issuance of common stock	43,369	––
Net cash provided by financing activities	31,204	––

Effect of exchange rate changes	4,541	––

Net increase (decrease) in cash	(32,023)	384

Cash - beginning of period	64,753	––

Cash - end of period	$32,730	$384

NONCASH ACTIVITIES
Common stock subscriptions receivable	$1,850	$6,054
Conversion of related party payable to related party convertible note payable	$103,749	$131,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. OVERVIEW

The accompanying unaudited consolidated financial statements of PearTrack Security Systems, Inc., (the “Company” or “PearTrack”) have been prepared in accordance with generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements have been omitted.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $12,206,863, and a working capital deficit of $3,421,129, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of March 31, 2015 and December 31, 2014, respectively, exchange differences of $4,541 and $4,314 have been accumulated.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and December 31, 2014, the Company has recognized $12,346 and $99,417 in comprehensive losses, and has included these amounts as part of other comprehensive income (loss) on the accompanying statement of operations.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at March 31, 2015, the Company has not commenced its principal operations.

The Company has continuing revenue from limited customer contracts for its PearTrack tracking units and system, and has made limited sales of its Ecologic Shine®  product.   In addition, the Company provides consulting services as an additional revenue source.

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

Recently Issued Accounting Standards Updates: Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3. INVESTMENT IN SECURITIES

As of March 31, 2015 and December 31, 2014, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. common stock with a fair value of $0 and $16,887, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2015	December 31, 2014
Intellectual property, unencumbered	$2,156,245	$450,000
Accumulated amortization	(34,737)	(15,000)
Intellectual property, unencumbered, net	2,121,508	435,000

Intellectual property, pledged to creditors	1,567.060	1,567.060
Accumulated amortization	(137,554)	(111,436)
Intellectual property, pledged to creditors, net	$1,429,506	$1,455,624

Amortization expense totaled $45,855 and $0 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014, revenue received in the amount of $450,000 has been deferred, to be recognized over the term of the agreement, or twelve (12) months. Due to certain events beyond the Company’s control, no services were performed during the three months ended March 31, 2015. As a result, no revenues have been recognized during the three months ended March 31, 2015.  As of March 31, 2015 and December 31, 2014, the Company has recognized $0 and $225,000 as revenues earned, and has deferred $225,000, to be earned in the future.

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2015	December 31, 2014

Loans payable	$86,324	$98,489
Notes payable-short term	125,000	$125,000
Notes payable-short-term-convertible	688,755	688,755
Total notes and loans payable	$900,079	$912,244

Notes payable includes the following convertible promissory notes at March 31, 2015:

Principal	Interest Rate	Conversion Rate	Maturity Date

$188,755	7%	$0.05	1 year from demand
$500,000	5%	$0.25	12/31/2015

Notes payable consists of unsecured promissory notes issued in the principal sum of $900,079 and $912,244 as of March 31, 2015 and December 31, 2014, respectively.  The notes bear interest at a rate of between 5% to 15% per annum, and are due within one (1) year of written demand or by December 31, 2015.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand. As of March 31, 2015 and December 31, 2014, respectively, $86,324 and $98,489 is outstanding, and no demand has been made.

As of March 31, 2015 and December 31, 2014, interest in the amount of $179,257 and $163,177, respectively, has been accrued and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	March 31, 2015	December 31, 2014

Notes payable-short-term	$787,837	$787,837

Notes payable-long-term-senior	2,000,000	2,000,000
Less: unamortized discount	(319,891)	(341,221)
Total long-term notes payable, senior, net of discount	1,680,109	1,658,779
Notes payable-long-term-subordinate	553,332	449,583
Total long-term notes payable	2,233,441	2,108,362
Total notes payable	3,021,278	2,896,199

Accrued compensation	192,600	118,500
Reimbursed expenses payable	156,527	179,081
Total related party payable	349,127	297,581

Total related party transactions	$3,370,405	$3,193,780

Related party notes payable consists of the following convertible notes payable at March 31, 2015:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note payable-long-term-senior	$2,000,000	5%	$0.40	12/09/2018
Less: unamortized discount	(319,891)
Note payable-long-term-senior, net of discount	1,680,109

Note payable-short term	313,913	7%	$0.05	1 yr demand
Note payable-short-term	100,000	7%	$0.07	1 yr demand
Note payable-short term	373,924	5%	$0.05	Funding
Note payable-long-term	553,332	5%	$0.25	12/31/2017

Total	$3,021,278

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.40 per share.

As at March 31, 2015 and December 31, 2014, respectively, affiliates and related parties are due a total of $3,370,405 and $3,193,780, which is comprised of loans to the Company of $3,021,278 and $2,896,199, accrued compensation of $192,600 and $118,500, and reimbursed expenses of $156,527 and $179,081, for a net increase of $176,625. During the three months ended March 31, 2015, loans to the Company increased by $125,079, unpaid compensation increased by $74,100 and reimbursable expenses decreased by $22,554.

The Company’s increase in loans to the Company of $125,079 is due to an increase in unpaid compensation owed to related parties in the amount of $103,749 which has been converted to convertible notes payable; and a decrease in unamortized discount of $21,330.

The Company’s increase in unpaid compensation of $74,100 is due to an increase in unpaid compensation of $177,849 due to related parties, of which $103,749 was converted into convertible notes payable.

The Company’s expenses reimbursable to related parties decreased by $22,554 during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, accrued interest payable to related parties was $94,635 and $81,020, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On January 5, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) for services provided to the Company in the area of business planning and marketing. The Consulting Agreement is for a term of one (1) year, includes deferred cash compensation in the amount of $1,250 per month, and stock compensation in the amount of 250,000 shares.  As of March 31, 2015, cash compensation of $3,750 has been deferred.

On January 21, 2015, the Company entered into an Assignment and Licensed Rights Agreement (“Assignment and License Agreement”) by and between the Company and PearLoxx Ltd. (“PearLoxx”) for the assignment and exclusive license to the Company of certain PearLoxx patented technology (the “Product”) in perpetuity. Pursuant to the terms and conditions of the Assignment and License Agreement, royalties are payable to PearLoxx on certain revenues generated from the Product as follows: 5% up to $5,000,000; 3% between $5,000,001 and $10,000,000; and 2.5% thereafter. On March 9, 2015, the Assignment and License Agreement was amended to, among other things, include as part of the consideration for the Product, the right for PearLoxx to purchase 5,706,506 shares of the Company’s common stock at $0.001 per share, valued at $1,711,952.

On March 9, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) for services provided to the Company in the area of international sales. The Consulting Agreement commences April 1, 2015, is for a term of five (5) years, and includes compensation in the form of commissions on certain revenues generated from the PearTrack and/or PearLoxx product, as follows: 50% up to $500,000,000; and 30% thereafter. As of March 31, 2015, no commissionable sales have been made under this Consulting Agreement.

NOTE 9. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

On January 5, 2015, in connection with a certain Consulting Agreement, the Company granted 250,000 shares of restricted common stock to be purchased at $0.001 per share.  The shares, valued at $57,500, were purchased for cash in the amount of $250.  As a result, $57,250 has been recorded to additional paid in capital.

On March 9, 2015, in connection with a certain Assignment and License Agreement,  the Company granted 5,706,506 shares of restricted common stock to be purchased at $0.001 per share.  The shares, valued at $1,711,952, were purchased for cash in the amount of $5,707.  As a result, $1,706,245 has been recorded to additional paid in capital.

On March 15, 2015, in connection with a certain stock purchase agreement, 1,883,147 shares of the Company’s restricted common stock were purchased at $0.02 per share, for cash in the amount of $37,663.  As a result, $35,780 has been recorded to additional paid in capital.

During the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, a total of $178,450 and $272,179 in deferred stock compensation was expensed. Deferred stock compensation of $554,304 and $675,504 remains at March 31, 2015 and December 31, 2014, respectively, to be amortized over the next 20 months.

As of March 31, 2015 and December 31, 2014, respectively, the Company had 67,804,714 and 59,965,091 shares of common stock issued and outstanding.

NOTE 10. WARRANTS AND OPTIONS

As of March 31, 2015 and December 31, 2014, respectively, the Company has no warrants and 366,000 options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$4.73	38,500	0.25	$182,105	$3.70
$3.20	75,000	1.00	240,000	$3.50
$3.20	102,500	6.00	328,000	$3.50
$2.00	150,000	1.75	300,000	$3.10
	366,000		$1,050,105	$3.10

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2014	366,000	$3.10
Issued	––	––
Exercised	––	––
Expired / Cancelled	––	––
Outstanding at March 31, 2015	366,000	$3.10

During the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, the Company expensed a total of $0 and $60,000 in stock option compensation. There remains no deferred stock option compensation at March 31, 2015 and December 31, 2014, respectively.

NOTE 11. RESTRICTED STOCK AWARDS

As of March 31, 2015 and December 31, 2014, the Company has awarded a total of 1,000,000 Restricted Stock Units, for which a total of $250,000 has been recorded as deferred compensation. During the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, the Company expensed a total of $31,250 and $125,000 in deferred compensation. There remains $83,333 and $114,583 in deferred compensation at March 31, 2015 and December 31, 2014, respectively.

NOTE 12. INCOME TAXES

The significant portions of the deferred tax assets at March 31, 2015 and December 31, 2014, are presented below:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$4,037,000	$3,863,000
Less valuation allowance	(4,037,000)	(3,863,000)
Net deferred tax asset	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	For the three months ended	For the year ended
	March 31, 2015	December 31, 2013

Income (loss) before taxes	(523,479)	(1,920,226)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$177,000	$653,000
Non-recognizable income (loss)	(4,000)	(34,000)
Non-deductible expenses	––	––
Change in valuation allowance	(173,000)	(619,000)
Reported income taxes	$––	$––

The increase in the valuation allowance for continuing operations was approximately $173,000 and $619,000 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

As of December 31, 2014, the Company had cumulative net operating loss carryforwards of approximately $11,943,000, and $9,916,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2015, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period April 1, 2015 through May 15, 2015, the Company increased its loans from related parties by $77,611, from a total of $3,370,405 at March 31, 2015 to $3,448,016 at May 15, 2015. The increase represents an increase in accrued compensation of $59,533, a decrease in unamortized discount of $7,110, and an increase in reimbursable expenses of $10,968.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable between one (1) year of written demand and December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.40 per share.

On May 1, 2015, in connection with a certain stock purchase agreement, 1,000,000 shares of the Company’s restricted common stock were purchased at $0.25 per share, for cash in the amount of $250,000.  As a result, $249,000 has been recorded to additional paid in capital.

On May 1, 2015, in connection with a certain stock purchase agreement, 150,000 shares of the Company’s restricted common stock were purchased at $0.001 per share, for cash in the amount of $150.  As a result, $150 has been recorded to additional paid in capital.

On May 8, 2015, in connection with a certain stock purchase agreement, 500,000 shares of the Company’s restricted common stock were purchased at $0.25 per share, for cash in the amount of $125,000.  As a result, $124,500 has been recorded to additional paid in capital.

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

The Company’s unaudited consolidated financial statements are stated in United States Dollars (US$), and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s financial statements and the related notes that appear elsewhere in this quarterly report.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “PearTrack” refer to PearTrack Security Systems, Inc., and its subsidiaries, unless otherwise indicated.

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

On January 21, 2015, the Company entered into an Assignment and Licensed Rights Agreement (“Assignment and License Agreement”) by and between the Company and PearLoxx Ltd. (“PearLoxx”) for the assignment and exclusive license to the Company of certain PearLoxx patented technology (the “Product”) in perpetuity. Pursuant to the terms and conditions of the Assignment and License Agreement, royalties are payable to PearLoxx on Adjusted Gross Revenue (“AGR”) generated by the Product as follows: 5% of AGR up to $5,000,000; 3% of AGR between $5,000,001 and $10,000,000; and 2.5% of AGR thereafter. On March 9, 2015, the Assignment and License Agreement was amended to, among other things, include as part of the consideration for the Product, the right for PearLoxx to purchase 5,706,506 shares of the Company’s common stock at $0.001 per share, valued at $1,711,952.

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

Remote/Mobile Asset Tracking

PearTrack Systems Group, Ltd.

Through its wholly owned subsidiary, PearTrack Systems Group, Ltd., the Company’s focus is primarily on the development and commercialization of its proprietary battery system in conjunction with its global positioning system (“GPS”) tracking and management technologies. The Company is geared to offer market-leading proprietary solutions in the M2M telematics and remote/mobile asset tracking and management industries.

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

The Company believes that the growth in demand for environmentally friendly cars, and the increase in major automakers’ production of new eco-friendly car models, has created a unique opportunity for an environmentally-friendly transportation company. The strategy is to identify and acquire existing profitable independent car rental operations on a multi-regional basis, and convert their operations to an Ecologic platform.  By initially co-branding with acquired companies for a limited period of time, the rebranding transition to “green” outlets as “Ecologic Car Rentals” can ultimately be completed. The comprehensive business strategy capitalizes on this unique opportunity, and the business model supports growth, while holding true to its planet-friendly mission.

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

Ecologic Products, Inc. has had some success in its 3-year waterless car wash trial, undertaken in conjunction with Park ’N Fly in Atlanta, GA, and Los Angeles, CA, at Hartsfield International Airport and LAX International Airport, respectively.

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

On June 12, 2014, the Company entered into a non-disclosure Agreement with SEaB Energy, Ltd., a Southampton, United Kingdom Waste-to-Energy Company.  SEaB Energy develops Waste-to-Energy systems deploying a containerized advanced digestion (AD) process. The process will, by stabilizing organic wastes, generate biogas (that will be combusted within CHP engines to generate electricity) and a digestate that will be employed as an organic fertilizer.  In June 2014, the Company’s Chairman and SEaB’s CEO met in London to discuss ways in which the Company could develop a business for SEaB’s two primary products, the Muckbuster® and the Flexibuster©, in the United States.  The Company worked to develop a plan to install the Muckbuster® product at Kennesaw State University, located in the greater Atlanta, Georgia, area.  After review, discussion and due diligence it was decided that the quantity of bio waste that could be utilized by the Muckbuster® system was not large enough in daily volume to make the economics work.  The Company will continue to seek to identify opportunities for the SEaB product line, and will review its efforts at the end of the 2nd quarter 2015.

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

As such, the Company intends to effect spin-offs of its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. The terms of the spin-offs include the distribution of a stock dividend of 57,065,061 shares of Ecologic Car Rentals, Inc. common stock, and 57,065,061 shares of Ecologic Products, Inc. common stock, to the Company’s shareholders of record (excluding the former shareholders of PTSG) on the Record Date of December 15, 2014, on a pro rata basis.  Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as entities independent of the Company, under the leadership of Mr. William B. Nesbitt, who will serve as President and CEO of the companies.

The Company believes that, as independent companies, Ecologic Products, Inc. and Ecologic Car Rentals, Inc. can promote and brand themselves so as to operate successfully.  Mr. William B. Nesbitt will remain as President and CEO of both companies.

Results of Operations

Three months ended March 31, 2015, compared to three months ended March 31, 2014.

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the quarter ended March 31, 2015, which are included herein.

	For the three months ended
	March 31, 2015	March 31, 2014
Revenue	$2,387	$5,375

Cost of sales	$4,012	$3,162

Gross profit (loss)	$(1,625)	$2,213

General and administrative expenses	$457,975	$163,792

Interest expense	$(52,100)	$(40,768)

Realized gain on currency translation	$567	$––

Loss on disposal of asset	$––	$(1,925)

Net loss	$(511,133)	$(204,272)

Net comprehensive income (loss)	$(12,346)	$53,072

Net loss and comprehensive income (loss)	$(523,479)	$(151,200)

Revenue

For the three month period ended March 31, 2015, revenue in the amount of $2,387 consisted of limited continuing customer tracking revenue for the PearTrack product line.

For the three month period ended March 31 2014, revenue in the amount of $5,375 consisted of limited sales of car washing products to third-party retailers.

Cost of sales

For the three month period ended March 31, 2015, cost of sales in the amount of $4,012 consisted of limited product and system costs  related to the PearTrack product line.

For the three month period ended March 31, 2014, cost of sales in the amount of $3,162 consisted of limited purchases of car washing products from wholesale manufacturer.

An increase in website maintenance costs related to the PearTrack portal resulted in the gross margin loss for the three month period ended March 31, 2015, of $1,625.

An increase in sales and related costs of sales related to the Ecologic Shine product resulted in a gross profit for the three month period ended March 31, 2014, of $2,213.

General and Administrative Expenses

	Three months ended
	March 31
	2015	2014	Variances
Amortization of stock options granted	$––	$15,000	$(15,000)
Amortization of deferred stock compensation	178,450	––	178,450
Depreciation and amortization	45,855	100	45,755
Legal, accounting and professional fees	32,500	14,763	17,737
Management consulting services	153,249	107,500	45,749
Other consulting fees	3,750	––	3,750
Office supplies and miscellaneous expenses	25,430	9,629	15,801
Rent expense	18,741	16,800	1,941
Total general and administrative expenses	$457,975	$163,792	$294,183

General and administrative expenses in the amount of $457,975 for the three months ended March 31, 2015, were comprised of $178,450 of amortization of stock compensation, $45,855 of depreciation and amortization, $32,500 of legal and accounting fees, $156,999 of management and other consulting fees, $25,430 of office overhead and other general and administrative expenses, and $18,741 of rent expense.

General and administrative expenses in the amount of $163,792 for the three months ended March 31, 2014, were comprised of $15,000 of amortization of stock options, $100 of depreciation and amortization $14,763 of legal and accounting fees, $107,500 of management and other consulting fees, $9,629 of office, overhead and other general and administrative expenses, and $16,800 of rent expense.

General and administrative expenses for the three month period ended March 31, 2015, of $457,975 as compared to $163,792 for the three month period ended March 31, 2014, resulted in an increase in general and administrative expenses for the current period of $294,183.

Significant changes in general and administrative expenses for the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014, were attributable to the following items:

•

a decrease in amortization of stock options of $15,000, due to certain deferred stock option compensation fully expensed in the prior period, resulting in no expense in the current period;

•

an increase in amortization of deferred stock compensation of $178,450, due to certain stock grants and awards in 2014, resulting in an increase in deferred stock compensation, of which $178,450 was expensed in the current period, compared to no expense for the same period in the prior year;

•

an increase in depreciation and amortization expense of $45,755, due to the acquisition of certain intellectual property, resulting in amortization expense in the current period of $45,855, compared to no expense for the same period in the prior year; and a decrease in depreciation expense of $100, for ;property disposed of in the prior year, resulting in no expense in the current year;

•

an increase in legal, accounting and professional fees of $17,737, primarily due to a decrease in miscellaneous legal services of $990; an increase in audit fees of $727, and an increase in internal accountant fees of $18,000;

•

an increase in management and other consulting fees of $49,499, primarily due to a change in officers, resulting in an increase of $30,749; an increase in certain monthly compensation by $5,000 per month, resulting in an increase of $15,000; and an increase of $3,750 resulting from a new consulting agreement entered into in the current period; compared to no such expense in the prior period; and

•

an increase in other general and administrative expenses of $15,801, due to an increase in computer and internet expense of $2,005, travel of $10,396 and other office supplies and miscellaneous expenses of $3,400; An increase in rent expense of $1,941 due to additional leased office space.

General and administrative expenses for the three month period ended March 31, 2015, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the three months ended March 31, 2015, the Company incurred a net loss of $511,133, compared with a net loss of $204,272 for the three months ended March 31, 2014. The increase in net loss of $306,861 is attributable to a decrease in revenue of $2,988, an increase in cost of goods sold of $850, an increase in general and administrative expenses of $294,183, an increase in interest expense of $11,332, an increase in realized gains on foreign currency changes of $567, and a decrease in losses from the disposal of assets of $1,925.

Liquidity and Capital Resources

Working capital
	March 31, 2015	December 31, 2014	Increase (decrease)
Current assets	$40,282	$81,361	$(41,079)
Current liabilities	3,461,411	3,388,652	72,759
Working capital (deficit)	$(3,421,129)	$(3,307,291)	$(113,838)

As of March 31, 2015 and December 31, 2014, respectively, the Company had $32,730 and $64,753 in cash.

The Company had a working capital deficit of $3,421,129 as of March 31, 2015, compared to a working capital deficit of $3,307,291 at December 31, 2014.  The increase in working capital deficit of $113,838 is primarily attributable to a decrease in cash of $32,023, an increase in accounts receivable of $854, a decrease in refunds and claims receivable of $9,642, a decrease in prepaid insurance of $268, an increase in accounts payable and accrued expenses of $33,378, an increase in related party payable of $51,546, and a decrease in other short term notes payable of $12,165.

Cash Flows	For the three months ended
	March 31, 2015	March 31, 2014
Net cash provided by (used in) operating activities	$(67,768)	$384
Net cash provided by investing activities	––	––
Net cash provided by financing activities	31,204	––
Effects of exchange rate changes	4,541	––
Net increase (decrease) in cash	$(32,023)	$384

Cash Flows from Operating Activities

During the three months ended March 31, 2015, the Company used $67,768 of cash flow from operating activities, compared with $384 provided by operating activities for the three months ended March 31, 2014. The decrease in cash provided by operating activities of $68,152 is primarily attributable to an increase in the net loss from operations of $306,861, an increase in stock compensation/stock option amortization of $163,450, a decrease in accruals converted to related party loans of $27,751, an increase in depreciation and amortization of $45,755, an increase in discount amortization of $21,330, a decrease in losses from the disposal of assets of $1,925, an increase in accounts receivable of $854, a decrease in refunds and claims receivable of $9,642, a decrease in prepaid expenses of $269, a decrease in accounts payable and accrued expenses of $7,749, and an increase in related party payables of $36,542.

Cash Flows from Investing Activities

During the three months ended March 31, 2015 and 2014, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, the Company was provided with $31,204 of cash flows from financing activities, compared with $0 during the three months ended March 31, 2014. The increase in cash flows provided by financing activities of $31,204 is attributable to a decrease in related party loans of $12,165 and an increase in proceeds from the issuance of common stock of $43,369.

As at March 31, 2015, affiliates and related parties are due a total of $3,370,405 which is comprised of loans to the Company of $3,021,278, accrued compensation of $192,600, and reimbursed expenses of $156,527. During the three months ended March 31, 2015, loans to the Company increased by $125,079, unpaid compensation increased by $74,100 and reimbursable expenses decreased by $22,554.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $12,206,863, and a working capital deficit of $3,421,129, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2015, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended March 31, 2015, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Letter of Intent between the Company and ACE Rent A Car, Inc. dated August 2, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
2.2	Letter of Intent between the Company and PearTrack Systems Group, Ltd. dated September 26, 2014	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
2.3	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp. effective October 17, 2014	Filed with the SEC on October 23, 2014 as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006 as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006 as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008 as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008 as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to the reverse stock split	Filed with the SEC on September 17, 2008 as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009 as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to the reverse stock split	Filed with the SEC on June 11, 2009 as part of the Company’s Current Report on Form 8-K
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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014 with respect to the authorized shares and name change	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
10.24	Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015 as part of the Company’s Current Report on form 8-K
10.25*	Amendment to the Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated March 9, 2015	Filed herewith.
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
23.2	Letter from Seale and Beers, CPA’s dated April 15, 2015	Filed with the SEC on April 15, 2015 as part of the Company’s Annual Report on Form 10-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Edward W. Withrow Jr.	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Edward W. Withrow Jr.	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEARTRACK SECURITY SYSTEMS, INC.

Dated: May 20, 2015	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President and CEO

Dated: May 20, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer