Form 10-Q
period 2015-06-30
PEARTRACK SECURITY SYSTEMS, INC.
filed 2015-08-28
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

69,454,714 common shares issued and outstanding as of August 15, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended June 30, 2015, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2015.

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$239,941	$64,753
Accounts receivable	3,000	––
Refunds and claims receivable	4,754	15,892
Prepaid expenses	179	716
Total current assets	247,874	81,361

Investment in securities	1,206	16,887
Intangible assets, unencumbered, net	2,077,297	435,000
Intangible assets, pledged to creditors, net	1,403,388	1,455,624
Other assets	6,447	6,447

TOTAL ASSETS	$3,736,212	$1,995,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,226,303	$1,165,990
Deferred revenue	225,000	225,000
Related party payables	344,372	297,581
Notes payable-short-term convertible-related party	787,837	787,837
Notes and loans payable-short-term	894,594	912,244
Total current liabilities	3,478,106	3,388,652

Long-term liabilities
Notes payable-long-term convertible-related party, net of unamortized discount	2,338,007	2,108,362
Total long-term liabilities	2,338,007	2,108,362
Total liabilities	5,816.113	5,497,014

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,454,714 and 59,965,091 issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	69,455	59,965
Additional paid in capital	10,620,552	8,126,703
Subscriptions receivable	(100)	(1,600)
Accumulated deficit	(12,762,582)	(11,695,730)
Accumulated comprehensive income (loss)	(7,226)	8,967
Total stockholders' deficit	(2,079,901)	(3,501,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,736,212	$1,995,319

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$3,886	$––	$6,274	$5,375
Cost of sales	1,854	––	5,867	3,162
Gross profit (loss)	2,032	––	407	2,213

General and administrative expenses	500,363	158,678	958,339	322,470

Operating loss	(498,331)	(158,678)	(957,932)	(320,257)

Interest expense	(57,256	(45,146	(109,356)	(85,914)
Realized gain (loss) on currency translation	(131)	––	436	––
Loss on disposal of asset	––	––	––	(1,925)

Net loss	(555,718)	(203,824)	(1,066,852)	(408,096)

Comprehensive income (loss):
Unrealized gain on currency translation	(5,053)	––	(512)	––
Unrealized gain (loss) on securities	1,206	(137,505)	(15,681)	(84,433)
Net comprehensive income (loss)	(3,847)	(137,505)	(16,193)	(84,433)

Net loss and comprehensive loss	$(559,565)	$(341,329)	$(1,083,045)	$(492,529)

Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.02)	$(0.15)

Weighted average common shares outstanding - basic and diluted	69,284,384	2,688,474	65,627,944	2,688,474

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
Cash flow from operating activities:
Net loss and comprehensive income (loss)	$(1,083,045)	$(492,529)
Comprehensive income (loss)	(16,193)	(84,433)
Net loss	(1,066,852)	(408,096)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	356,899	30,000
Accruals converted to related party loans	207,498	251,000
Depreciation and amortization	116,184	100
Discount amortization	42,897	––
Loss on disposal of asset	––	(1,925)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,000)	––
Decrease in refunds and claims receivable	11,139	––
Decrease in prepaid expenses	537	––
Increase in accounts payable and accrued expenses	60,313	78,243
Increase in related party payables	46,790	46,828
Net cash provided by (used in) operating activities	(227,595)	––

Cash flow from financing activities:
Repayment of loans payable	(17,650)	––
Proceeds from issuance of common stock	1,150	––
Subscriptions received	418,519	––
Net cash provided by financing activities	402,019	––

Effect of exchange rate changes	90	––

Net increase (decrease) in cash	175,188)	––

Cash - beginning of period	64,753	––

Cash - end of period	$239,941	$––

NONCASH ACTIVITIES
Common stock subscriptions receivable	$100	$––
Conversion of related party payable to related party convertible note payable	$207,498	$251,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $12,762,582, and a working capital deficit of $3,230,232, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2015, and December 31, 2014, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of June 30, 2015, and December 31, 2014, respectively, exchange differences of $(512) and $4,314 have been accumulated.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015, and December 31, 2014, the Company has recognized $16,193 and $99,417 in comprehensive losses, and has included these amounts as part of other comprehensive income (loss) on the accompanying statement of operations.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at June 30, 2015, the Company has not commenced its principal operations.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

Recently Issued Accounting Standards Updates: Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3. INVESTMENT IN SECURITIES

As of June 30, 2015, and December 31, 2014, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. common stock with a fair value of $1,206 and $16,887, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2015	December 31, 2014
Intellectual property, unencumbered	$2,156,245	$450,000
Accumulated amortization	(78,948)	(15,000)
Intellectual property, unencumbered, net	2,077,297	435,000

Intellectual property, pledged to creditors	1,567.060	1,567.060
Accumulated amortization	(163,672)	(111,436)
Intellectual property, pledged to creditors, net	$1,403,388	$1,455,624

Amortization expense totaled $116,184 and $0 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014, revenue received in the amount of $450,000 has been deferred, to be recognized over the term of the agreement, or twelve (12) months. Due to certain events beyond the Company’s control, no services were performed during the six months ended June 30, 2015 . As a result, no revenues have been recognized during the six months ended June 30, 2015.  As of June 30, 2015, and December 31, 2014, the Company has recognized $0 and $225,000 as revenues earned, and has deferred $225,000, to be earned in the future.

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2015	December 31, 2014

Loans payable	$80,839	$98,489
Notes payable-short term	125,000	125,000
Notes payable-short-term-convertible	688,755	688,755
Total notes and loans payable	$894,594	$912,244

Notes payable includes the following convertible promissory notes at June 30, 2015 :

Principal	Interest Rate	Conversion Rate	Maturity Date

$188,755	7%	$0.05	1 year from demand
$500,000	5%	$0.25	12/31/2015

Notes payable consists of unsecured promissory notes issued in the principal sum of $894,594 and $912,244 as of June 30, 2015, and December 31, 2014, respectively.  The notes bear interest at a rate of between 5% to 15% per annum, and are due within one (1) year of written demand or by December 31, 2015.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand. As of June 30, 2015, and December 31, 2014, respectively, $80,839 and $98,489 is outstanding, and no demand has been made.

As of June 30, 2015, and December 31, 2014, interest in the amount of $195,516 and $163,177, respectively, has been accrued and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	June 30, 2015	December 31, 2014

Notes payable-short-term	$787,837	$787,837

Notes payable-long-term-senior	2,000,000	2,000,000
Less: unamortized discount	(298,324)	(341,221)
Total long-term notes payable, senior, net of discount	1,701,676	1,658,779

Notes payable-long-term-subordinate	657,081	449,583
Less: unamortized discount	(20,750)	––
Total long-term notes payable, subordinate, net of discount	636,331	449,583
Total long-term notes payable	2,338,007	2,108,362
Total notes payable	3,125,844	2,896,199

Accrued compensation	264,550	118,500
Reimbursed expenses payable	79,822	179,081
Total related party payable	344,372	297,581

Total related party transactions	$3,470,216	$3,193,780

Related party notes payable consists of the following convertible notes payable at June 30, 2015 :

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note payable-long-term-senior	$2,000,000	5%	$0.40	12/09/2018
Less: unamortized discount	(298,324)
Note payable-long-term-senior, net of discount	1,701,676

Note payable-short term	313,913	7%	$0.05	1 yr demand
Note payable-short-term	100,000	7%	$0.07	1 yr demand
Note payable-short term	373,924	5%	$0.05	Funding
Note payable-long-term, net of discount	636,331	5%	$0.25	12/31/2017

Total	$3,125,844

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.40 per share.

As at June 30, 2015, and December 31, 2014, respectively, affiliates and related parties are due a total of $3,470,216 and $3,193,780, which is comprised of loans to the Company of $3,125,844 and $2,896,199, accrued compensation of $264,550 and $118,500, and reimbursed expenses of $79,822 and $179,081, for a net increase of $276,436. During the six months ended June 30, 2015, loans to the Company increased by $229,645, unpaid compensation increased by $146,050 and reimbursable expenses decreased by $99,259.

The Company’s increase in loans to the Company of $229,645 is due to an increase in unpaid compensation owed to related parties in the amount of $207,498 which has been converted to convertible notes payable; and a decrease in unamortized discount of $22,147.

The Company’s increase in unpaid compensation of $146,050 is due to an increase in unpaid compensation of $353,548 due to related parties, of which $207,498 was converted into convertible notes payable.

The Company’s expenses reimbursable to related parties decreased by $99,259 during the six months ended June 30, 2015 .

As of June 30, 2015, and December 31, 2014, accrued interest payable to related parties was $112,919 and $81,020, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On January 5, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) for services provided to the Company in the area of business planning and marketing. The Consulting Agreement is for a term of one (1) year, includes deferred cash compensation in the amount of $1,250 per month, and stock compensation in the amount of 250,000 shares.  As of June 30, 2015, cash compensation of $7,250 has been deferred.

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

On March 9, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) for services provided to the Company in the area of international sales. The Consulting Agreement commences April 1, 2015, is for a term of five (5) years, and includes compensation in the form of commissions on certain revenues generated from the PearTrack and/or PearLoxx product, as follows: 50% up to $500,000,000; and 30% thereafter. As of June 30, 2015, no commissionable sales have been made under this Consulting Agreement.

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

During the six months ended June 30, 2015, and the year ended December 31, 2014, respectively, a total of $356,899 and $272,179 in deferred stock compensation was expensed. Deferred stock compensation of $375,855 and $675,504 remains at June 30, 2015, and December 31, 2014, respectively, to be amortized over the next 17 months.

As of June 30, 2015, and December 31, 2014, respectively, the Company had 69,454,714 and 59,965,091 shares of common stock issued and outstanding.

NOTE 10. WARRANTS AND OPTIONS

As of June 30, 2015, and December 31, 2014, respectively, the Company has no warrants and 366,000 options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	75,000	0.75	$240,000	$3.50
$3.20	102,500	5.75	328,000	$3.50
$2.00	150,000	1.50	300,000	$3.10
	327,500		$868,000	$3.10

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2014	366,000	$3.10
Issued	––	––
Exercised	––	––
Expired / Cancelled	(38,500)	$3.70
Outstanding at June 30, 2015	327,500	$3.10

During the six months ended June 30, 2015, and the year ended December 31, 2014, respectively, the Company expensed a total of $0 and $60,000 in stock option compensation. There remains no deferred stock option compensation at June 30, 2015, and December 31, 2014, respectively.

NOTE 11. RESTRICTED STOCK AWARDS

As of June 30, 2015, and December 31, 2014, the Company has awarded a total of 1,000,000 Restricted Stock Units, for which a total of $250,000 has been recorded as deferred compensation. During the six months ended June 30, 2015, and the year ended December 31, 2014, respectively, the Company expensed a total of $62,499 and $125,000 in deferred compensation. There remains $52,084 and $114,583 in deferred compensation at June 30, 2015, and December 31, 2014, respectively.

NOTE 12. INCOME TAXES

The significant portions of the deferred tax assets at June 30, 2015, and December 31, 2014, are presented below:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$4,228,000	$3,863,000
Less valuation allowance	(4,228,000)	(3,863,000)
Net deferred tax asset	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	For the six months ended	For the year ended
	June 30, 2015	December 31, 2014

Income (loss) before taxes	(1,083,044)	(1,920,226)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$366,000	$653,000
Non-recognizable income (loss)	(4,000)	(34,000)
Non-deductible expenses	––	––
Change in valuation allowance	(362,000)	(619,000)
Reported income taxes	$––	$––

The increase in the valuation allowance for continuing operations was approximately $362,000 and $619,000 for the six months ended June 30, 2015, and the year ended December 31, 2014, respectively.

As of December 31, 2014, the Company had cumulative net operating loss carryforwards of approximately $11,943,000 for federal income tax purposes, and $9,916,000 for state income tax purposes, which begin to expire in the year 01/01/2029.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2015, and has determined that there have been no events that would require disclosure.

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

Results of Operations

Three and six months ended June 30, 2015, compared to three and six months ended June 30, 2014.

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the quarter ended June 30, 2015, which are included herein.

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$3,886	$––	$6,274	$5,375

Cost of sales	$1,854	$––	$5,867	$3,162

Gross profit (loss)	$2,032	$––	$407	$2,213

General and administrative expenses	$500,363	$158,678	$958,339)	$322,470

Interest expense	$(57,256)	$(45,146)	$(109,356)	$(85,914)

Realized gain on currency translation	$(131)	$––	$436	$––

Loss on disposal of asset	$––	$––	$––	$(1,925)

Net loss	$(555,718)	$(203,824)	$(1,066,852)	$(408,096)

Net comprehensive income (loss)	$(3,847)	$(137,505)	$(16,193)	$(84,433)

Net loss and comprehensive income (loss)	$(559,565)	$(341,329)	$(1,083,045)	$(492,529)

Revenue

For the three month period ended June 30, 2015, revenue in the amount of $3,886 consisted of limited continuing customer tracking revenue for the PearTrack product line.

For the three month period ended June 30, 2014, no revenue was generated.

For the six month period ended June 30, 2015, revenue in the amount of $6,274 consisted of limited continuing customer tracking revenue for the PearTrack product line.

For the six month period ended June 30, 2014, revenue in the amount of $5,375 consisted of limited sales of car washing products to third-party retailers.

Cost of sales

For the three month period ended June 30, 2015, cost of sales in the amount of $1,854 consisted of limited product and system costs related to the PearTrack product line.

For the three month period ended June 30, 2014, no cost of sales were incurred.

For the six month period ended June 30, 2015, cost of sales in the amount of $5,867 consisted of limited product and system costs related to the PearTrack product line.

For the six month period ended June 30, 2014, cost of sales in the amount of $3,162 consisted of limited purchases of car washing products from wholesale manufacturer.

General and Administrative Expenses

	Three months ended		Six months ended		variances
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	3-month	6-month
Amortization of stock options granted	$––	$15,000	$––	$30,000	$(15,000)	$(30,000)
Amortization of deferred stock compensation	178,449	––	356,899	––	178,449	356,899
Depreciation and amortization	70,329	––	116,184	100	70,329	116,084
Legal, accounting and professional fees	33,629	13,750	66,129	28,513	19,879	37,616
Management consulting services	153,249	107,500	306,498	215,000	45,749	91,948
Other consulting fees	4,750	––	8,500	––	4,750	8,500
Office supplies and miscellaneous expenses	41,206	5,627	66,636	15,257	35,578	51,380
Rent expense	18,751	16,800	37,492	33,600	1,951	3,892
Total general and administrative expenses	$500,363	$158,677	$958,339	$322,470	$341,686	$635,869

General and administrative expenses in the amount of $500,363 for the three months ended June 30, 2015, were comprised of $178,449 of amortization of stock compensation, $70,329 of depreciation and amortization, $33,629 of legal and accounting fees, $157,999 of management and other consulting fees, $41,206 of office overhead and other general and administrative expenses, and $18,751 of rent expense.

General and administrative expenses in the amount of $158,677 for the three months ended June 30, 2014, were comprised of $15,000 of amortization of stock options, $13,750 of legal and accounting fees, $107,500 of management and other consulting fees, $5,627 of office, overhead and other general and administrative expenses, and $16,800 of rent expense.

General and administrative expenses for the three month period ended June 30, 2015, of $500,363 as compared to $158,677 for the three month period ended June 30, 2014, resulted in an increase in general and administrative expenses for the current period of $341,686.

Significant changes in general and administrative expenses for the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014, were attributable to the following items:

•

a decrease in amortization of stock options of $15,000, due to certain deferred stock option compensation fully expensed in the prior period, resulting in no expense in the current period;

•

an increase in amortization of deferred stock compensation of $178,449, due to certain stock grants and awards in 2014, resulting in an increase in deferred stock compensation, of which $178,449 was expensed in the current period, compared to no expense for the same period in the prior year;

•

an increase in depreciation and amortization expense of $70,329, due to the acquisition of certain intellectual property, resulting in amortization expense in the current period of $70,329, compared to no expense for the same period in the prior year; and a decrease in depreciation expense of $100, for ;property disposed of in the prior year, resulting in no expense in the current year;

•

an increase in legal, accounting and professional fees of $19,879, primarily due to an increase in miscellaneous legal services of $1,129; an increase in audit fees of $750, and an increase in internal accountant fees of $18,000;

•

an increase in management and other consulting fees of $50,499, primarily due to a change in officers, resulting in a decrease of $18,751; an increase in certain monthly compensation by $5,000 per month, resulting in an increase of $15,000; and an increase of $4,750 resulting from a new consulting agreement entered into in the current period; compared to no such expense in the prior period;

•

an increase in other general and administrative expenses of $35,578, due to an increase in OTC market fees of $10,000, computer and internet expense of $1,623, miscellaneous professional fees of $3,600, travel of $11,158, and other office supplies and miscellaneous expenses of $9,197; and

•

an increase in rent expense of $1,951 due to additional leased office space.

General and administrative expenses in the amount of $958,339 for the six months ended June 30, 2015, were comprised of $358,699 of amortization of stock compensation, $116,184 of depreciation and amortization, $66,129 of legal and accounting fees, $314,998 of management and other consulting fees, $66,636 of office overhead and other general and administrative expenses, and $37,492 of rent expense.

General and administrative expenses in the amount of $322,470 for the six months ended June 30, 2014, were comprised of $30,000 of amortization of stock options, $28,513 of legal and accounting fees, $215,000 of consulting, $15,357 of office, overhead and other general and administrative expenses, and $33,600 of rent expense.

General and administrative expenses for the six month period ended June 30, 2015, of $958,339 as compared to $322,470 for the six month period ended June 30, 2014, resulted in an increase in general and administrative expenses for the current period of $635,869.

Significant changes in general and administrative expenses for the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014, were attributable to the following items:

•

a decrease in amortization of stock options of $30,000, due to certain deferred stock option compensation fully expensed in the prior period, resulting in no expense in the current period;

•

an increase in amortization of deferred stock compensation of $356,899, due to certain stock grants and awards in 2014, resulting in an increase in deferred stock compensation, of which $356,899 was expensed in the current period, compared to no expense for the same period in the prior year;

•

an increase in depreciation and amortization expense of $116,084, due to the acquisition of certain intellectual property, resulting in amortization expense in the current period of $116,184, compared to no expense for the same period in the prior year; and a decrease in depreciation expense of $100, for ;property disposed of in the prior year, resulting in no expense in the current year;

•

an increase in legal, accounting and professional fees of $37,616, primarily due to a decrease in miscellaneous legal services of $139; an increase in audit fees of $1,477, and an increase in internal accountant fees of $36,000;

•

an increase in management and other consulting fees of $99,998, primarily due to a change in officers, resulting in a decrease of $37,502; an increase in certain monthly compensation by $5,000 per month, resulting in an increase of $30,000; and an increase of $8,500 resulting from a new consulting agreement entered into in the current period, compared to no such expense in the prior period;

•

an increase in other general and administrative expenses of $51,380, due to an increase in OTC market fees of $10,000, computer and internet expense of $3,627, miscellaneous professional fees of $3,600, travel of $21,554 and other office supplies and miscellaneous expenses of $12,598; and

•

an increase in rent expense of $3,892 due to additional leased office space.

General and administrative expenses for the three and six month period ended June 30, 2015, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the six months ended June 30, 2015, the Company incurred a net loss of $1,066,852, compared with a net loss of $408,096 for the six months ended June 30, 2014. The increase in net loss of $658,756 is attributable to an increase in revenue of $899, an increase in cost of goods sold of $2,705, an increase in general and administrative expenses of $635,869, an increase in interest expense of $23,442, an increase in realized gains on foreign currency changes of $436, and a decrease in losses from the disposal of assets of $1,925.

Liquidity and Capital Resources

Working capital
	June 30, 2015	December 31, 2014	Increase (decrease)
Current assets	$247,874	$81,361	$166,513
Current liabilities	3,478,106	3,388,652	89,454
Working capital (deficit)	$(3,230,232)	$(3,307,291)	$77,059

As of June 30, 2015, and December 31, 2014, respectively, the Company had $239,941 and $64,753 in cash.

The Company had a working capital deficit of $3,230,232 as of June 30, 2015, compared to a working capital deficit of $3,307,291 at December 31, 2014.  The decrease in working capital deficit of $77,059 is primarily attributable to an increase in cash of $175,188, an increase in accounts receivable of $3,000, a decrease in refunds and claims receivable of $11,138, a decrease in prepaid insurance of $537, an increase in accounts payable and accrued expenses of $60,313, an increase in related party payable of $46,791, and a decrease in other short term notes payable of $17,650.

Cash Flows	For the six months ended
	June 30, 2015	June 30, 2014
Net cash provided by (used in) operating activities	$(227,595)	$––
Net cash provided by investing activities	674	––
Net cash provided by financing activities	402,019	––
Effects of exchange rate changes	90	––
Net increase (decrease) in cash	$(175,188)	$––

Cash Flows from Operating Activities

During the six months ended June 30, 2015, the Company used $227,595 of cash flow from operating activities, compared with $0 provided by operating activities for the six months ended June 30, 2014. The increase in cash used in operating activities of $227,595 is primarily attributable to an increase in the net loss from operations of $658,756, an increase in stock compensation/stock option amortization of $326,899, a decrease in accruals converted to related party loans of $43,502, an increase in depreciation and amortization of $116,084, an increase in discount amortization of $42,897, a decrease in losses from the disposal of assets of $1,925, an increase in accounts receivable of $3,000, a decrease in refunds and claims receivable of $11,139, a decrease in prepaid expenses of $537, a decrease in accounts payable and accrued expenses of $17,930, and a decrease in related party payables of $38.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, the company had $674 of cash flows from investing activities, compared to  no cash flows from investing activities for the six months ended June 30, 2014.  The increase in cash provided by investing activities is primarily attributable to $674 in cash received from a subsidiary.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, the Company was provided with $402,019 of cash flows from financing activities, compared with $0 during the six months ended June 30, 2014. The increase in cash flows provided by financing activities of $402,019 is attributable to a decrease in related party loans of $17,650, subscriptions received of $1,150, and an increase in proceeds from the issuance of common stock of $418,519.

As at June 30, 2015, affiliates and related parties are due a total of $3,470,216, which is comprised of loans to the Company of $3,125,844, accrued compensation of $264,550, and reimbursed expenses of $79,822, for a net increase of $276,436. During the six months ended June 30, 2015, loans to the Company increased by $229,645, unpaid compensation increased by $146,050 and reimbursable expenses decreased by $99,259.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $12,762,582, and a working capital deficit of $3,230,232, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is evaluating the effect, if any, adoption of ASU No. 2015-03 will have on its consolidated financial statements.

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

As of June 30, 2015, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended June 30, 2015, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014 with respect to the authorized shares and name change	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
10.24	Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015 as part of the Company’s Current Report on form 8-K
10.25	Amendment to the Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015 as part of the Company’s Quarterly Report on form 10-Q
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
23.2	Letter from Seale and Beers, CPA’s dated April 15, 2015	Filed with the SEC on April 15, 2015 as part of the Company’s Annual Report on Form 10-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Edward W. Withrow Jr.	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Edward W. Withrow Jr.	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEARTRACK SECURITY SYSTEMS, INC.

Dated: August 27, 2015	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President and CEO

Dated: August 27, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer