Form 10-Q
period 2015-09-30
PEARTRACK SECURITY SYSTEMS, INC.
filed 2015-12-24
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

69,454,714 common shares issued and outstanding as of December 22, 2015

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three month period ended September 30, 2015, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes included thereto for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2015.

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$74,621	$64,753
Accounts receivable	4,683	––
Refunds and claims receivable	4,947	15,892
Prepaid expenses	1,108	716
Total current assets	85,359	81,361

Investment in securities	1,206	16,887
Property and equipment, net	2,244
Intangible assets, unencumbered, net	2,033,086	435,000
Intangible assets, pledged to creditors, net	1,377,270	1,455,624
Other assets	6,447	6,447

TOTAL ASSETS	$3,505,612	$1,995,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,261,742	$1,165,990
Deferred revenue	225,000	225,000
Related party payables	387,882	297,581
Notes payable-short-term convertible-related party	787,837	787,837
Notes and loans payable-short-term	893,075	912,244
Total current liabilities	3,555,536	3,388,652

Long-term liabilities
Notes payable-long-term convertible-related party, net of unamortized discount	2,427,018	2,108,362
Total long-term liabilities	2,427,018	2,108,362
Total liabilities	5,982,552	5,497,014

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,454,714 and 59,965,091 issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	69,455	59,965
Additional paid in capital	10,765,800	8,126,703
Subscriptions receivable	(100)	(1,600)
Accumulated deficit	(13,305,512)	(11,695,730)
Accumulated comprehensive income (loss)	(6,585)	8,967
Total stockholders' deficit	(2,476,942)	(3,501,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,505,612	$1,995,319

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$1,481	$119,438	$7,755	$146,789
Cost of sales	1,750	1,600	7,617	9,154
Gross profit (loss)	(269)	117,838	138	137,635

General and administrative expenses	480,608	408,830	1,438,947	1,209,150

Operating loss	(480,877)	(290,992)	(1,438,809)	(1,071,515)

Interest income	––	––	––	2
Refunds and claims	––	2,708	––	71,149
Interest expense	(62,367)	(63,401)	(171,723)	(192,213)
Realized gain (loss) on currency translation	314	––	748	––
Loss on disposal of asset	––	––	––	(1,925)

Net loss	(542,930)	(351,685)	(1,609,784)	(1,194,502)

Comprehensive income (loss):
Unrealized gain on currency translation	641	(7)	131	(7)
Unrealized gain (loss) on securities	––	(3,619)	(15,681)	(88,051)
Net comprehensive income (loss)	641	(3,626)	(15,550)	(88,058)

Net loss and comprehensive loss	$(542,289)	$(355,311)	$(1,625,334)	$(1,282,560)

Net loss per share - basic and diluted	$(0.01)	$(0.11)	$(0.02)	$(0.43)

Weighted average common shares outstanding - basic and diluted	69,454,714	2,950,912	66,917,552	2,776,914

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
Cash flow from operating activities:
Net loss and comprehensive income (loss)	$(1,625,334)	$(1,282,560)
Comprehensive income (loss)	(15,550)	(88,058)
Net loss	(1,609,784)	(1,194,502)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	502,147	138,750
Accruals converted to related party loans	271,247	351,500
Depreciation and amortization	186,631	86,105
Discount amortization	68,159	64,701
Loss on disposal of asset	––	(1,925)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,683)	––
Decrease in refunds and claims receivable	10,945	14,174
Decrease in prepaid expenses	(392)	(984)
Increase in accounts payable and accrued expenses	95,753	107,494
Increase in deferred revenue	––	337,500
Increase in related party payables	90,301	521,259
Net cash provided by (used in) operating activities	(389,676)	427,922

Cash flow from investing activities:
Cash received from subsidiary	674	––
Purchase of office equipment	(2,362)	(755)
Purchase of intellectual property	––	(450,000)
Net cash provided by (used in) investing activities	(1,688)	(450,755)

Cash flow from financing activities:
Repayment of loans payable	(19,168)	(39,171)
Proceeds from issuance of common stock	418,519	––
Subscriptions received	1,750	5
Net cash provided by financing activities	401,101	(39,166)

Effect of exchange rate changes	131	(7)

Net increase (decrease) in cash	9,868	(62,006)

Cash - beginning of period	64,753	65,446

Cash - end of period	$74,621	$3,440

NONCASH ACTIVITIES
Common stock subscriptions receivable	$100	$––
Conversion of debt into common stock	––	1,509,016
Conversion of related party payable to related party convertible note payable	$271,247	$351,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$137,423
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $13,305,512, and a working capital deficit of $3,470,177, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2015, and December 31, 2014, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of September 30, 2015, and December 31, 2014, respectively, exchange differences of $131 and $4,314 have been accumulated.

Use of Estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates th4at are critical to the accompanying consolidated financial statements include the, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015, and December 31, 2014, the Company has recognized $15,550 and $88,058 in comprehensive losses, and has included these amounts as part of other comprehensive income (loss) on the accompanying statement of operations.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at September 30, 2015, the Company has not commenced its principal operations.

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

NOTE 3. INVESTMENT IN SECURITIES

As of September 30, 2015, and December 31, 2014, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. common stock with a fair value of $1,206 and $16,887, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Office equipment	$2,362	$––
Accumulated depreciation	(118)	––
Property and equipment, net	2,244	––

Depreciation expense totaled $118 and $100 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	September 30, 2015	December 31, 2014
Intellectual property, unencumbered	$2,156,245	$450,000
Accumulated amortization	(123,159)	(15,000)
Intellectual property, unencumbered, net	2,033,086	435,000

Intellectual property, pledged to creditors	1,567.060	1,567.060
Accumulated amortization	(189,790)	(111,436)
Intellectual property, pledged to creditors, net	$1,377,270	$1,455,624

Amortization expense totaled $186,513 and $85,853 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 6. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014, revenue received in the amount of $450,000 has been deferred, to be recognized over the term of the agreement, or twelve (12) months. Due to certain events beyond the Company’s control, no services were performed during the nine months ended September 30, 2015. As a result, no revenues have been recognized during the nine months ended September 30, 2015.  As of September 30, 2015, and December 31, 2014, the Company has recognized $0 and $225,000 as revenues earned, and has deferred $225,000, to be earned in the future.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2015	December 31, 2014

Loans payable	$79,320	$98,489
Notes payable-short term	125,000	125,000
Notes payable-short-term-convertible	688,755	688,755
Total notes and loans payable	$893,075	$912,244

Notes payable includes the following convertible promissory notes at September 30, 2015:

Principal	Interest Rate	Conversion Rate	Maturity Date

$188,755	7%	$0.05	1 year from demand
$500,000	5%	$0.25	12/31/2015

Notes payable consists of unsecured promissory notes issued in the principal sum of $893,075 and $912,244 as of September 30, 2015, and December 31, 2014, respectively.  The notes bear interest at a rate of between 5% to 15% per annum, and are due within one (1) year of written demand or by December 31, 2015.

Loans payable consists of monies provided to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand. As of September 30, 2015, and December 31, 2014, respectively, $79,320 and $98,489 is outstanding, and no demand has been made.

As of September 30, 2015, and December 31, 2014, interest in the amount of $211,953 and $163,177, respectively, has been accrued and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	September 30, 2015	December 31, 2014

Notes payable-short-term	$787,837	$787,837

Notes payable-long-term-senior	2,000,000	2,000,000
Less: unamortized discount	(276,520)	(341,221)
Total long-term notes payable, senior, net of discount	1,723,480	1,658,779

Notes payable-long-term-subordinate	720,830	449,583
Less: unamortized discount	(17,292)	––
Total long-term notes payable, subordinate, net of discount	703,538	449,583
Total long-term notes payable	2,427,018	2,108,362
Total notes payable	3,214,855	2,896,199

Accrued compensation	341,550	118,500
Reimbursed expenses payable	46,332	179,081
Total related party payable	387,882	297,581

Total related party transactions	$3,602,737	$3,193,780

Related party notes payable consists of the following convertible notes payable at September 30, 2015:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note payable-long-term-senior	$2,000,000	5%	$0.40	12/09/2018
Less: unamortized discount	(276,520)
Note payable-long-term-senior, net of discount	1,723,480

Note payable-short term	313,913	7%	$0.05	1 yr demand
Note payable-short-term	100,000	7%	$0.07	1 yr demand
Note payable-short term	373,924	5%	$0.05	Funding
Note payable-long-term, net of discount	703,538	5%	$0.25	12/31/2017

Total	$3,214,855

All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.40 per share.

As at September 30, 2015, and December 31, 2014, respectively, affiliates and related parties are due a total of $3,602,737 and $3,193,780, which is comprised of loans to the Company of $3,214,855 and $2,896,199, accrued compensation of $341,550 and $118,500, and reimbursed expenses of $46,332 and $179,081, for a net increase of $408,957. During the nine months ended September 30, 2015, loans to the Company increased by $318,656, unpaid compensation increased by $223,050 and reimbursable expenses decreased by $132,749.

The Company’s increase in loans to the Company of $318,656 is due to an increase in unpaid compensation owed to related parties in the amount of $271,247 which has been converted to convertible notes payable; and a decrease in unamortized discount of $47,409.

The Company’s increase in unpaid compensation of $223,050 is due to an increase in unpaid compensation of $494,297 due to related parties, of which $271,247 was converted into convertible notes payable.

The Company’s expenses reimbursable to related parties decreased by $132,749 during the nine months ended September 30, 2015 .

As of September 30, 2015, and December 31, 2014, accrued interest payable to related parties was $132,482 and $81,020, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On January 5, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) for services provided to the Company in the area of business planning and marketing. The Consulting Agreement is for a term of one (1) year, includes deferred cash compensation in the amount of $1,250 per month, and stock compensation in the amount of 250,000 shares.  As of September 30, 2015, cash compensation of $11,000 has been deferred.

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

On March 9, 2015, the Company entered into a Consulting Agreement (“Consulting Agreement”) for services provided to the Company in the area of international sales. The Consulting Agreement commences April 1, 2015, is for a term of five (5) years, and includes compensation in the form of commissions on certain revenues generated from the PearTrack and/or PearLoxx product, as follows: 50% up to $500,000,000; and 30% thereafter. As of September 30, 2015, no commissionable sales have been made under this Consulting Agreement.

NOTE 10. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively, a total of $502,147 and $272,179 in deferred stock compensation was expensed. Deferred stock compensation of $230,607 and $675,504 remains at September 30, 2015, and December 31, 2014, respectively, to be amortized over the next 17 months.

As of September 30, 2015, and December 31, 2014, respectively, the Company had 69,454,714 and 59,965,091 shares of common stock issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of September 30, 2015, and December 31, 2014, respectively, the Company has no warrants and 327,500 and 366,000 options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	75,000	0.50	$240,000	$3.50
$3.20	102,500	5.50	328,000	$3.50
$2.00	150,000	1.25	300,000	$3.10
	327,500		$868,000	$3.10

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2014	366,000	$3.10
Issued	––	––
Exercised	––	––
Expired / Cancelled	(38,500)	$3.70
Outstanding at September 30, 2015	327,500	$3.10

During the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively, the Company expensed a total of $0 and $60,000 in stock option compensation. There remains no deferred stock option compensation at September 30, 2015, and December 31, 2014, respectively.

NOTE 12. RESTRICTED STOCK AWARDS

As of September 30, 2015, and December 31, 2014, the Company has awarded a total of 1,000,000 Restricted Stock Units, for which a total of $250,000 has been recorded as deferred compensation. During the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively, the Company expensed a total of $93,747 and $125,000 in deferred compensation. There remains $20,836 and $114,583 in deferred compensation at September 30, 2015, and December 31, 2014, respectively.

NOTE 13. INCOME TAXES

The significant portions of the deferred tax assets at September 30, 2015, and December 31, 2014, are presented below:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$4,439,000	$3,863,000
Less valuation allowance	(4,439,000)	(3,863,000)
Net deferred tax asset	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	For the nine months ended	For the year ended
	September 30, 2015	December 31, 2014

Income (loss) before taxes	(1,619,790)	(1,920,226)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$552,000	$653,000
Non-recognizable income (loss)	(4,000)	(34,000)
Non-deductible expenses	––	––
Change in valuation allowance	(548,000)	(619,000)
Reported income taxes	$––	$––

The increase in the valuation allowance for continuing operations was approximately $548,000 and $619,000 for the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively.

As of September 30, 2015, the Company had cumulative net operating loss carryforwards of approximately $13,054,000 for federal income tax purposes, and $11,027,000 for state income tax purposes, which begin to expire in the year 01/01/2029.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2015, and has determined that there have been no events that would require disclosure.

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

Results of Operations

Three and nine months ended September 30, 2015, compared to three and nine months ended September 30, 2014.

The following summary of the Company’s results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the quarter ended September 30, 2015, which are included herein.

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$1,481	$119,438	$7,755	$146,789

Cost of sales	$1,750	$1,600	$7,617	$9,154

Gross profit (loss)	$(269)	$117,838	$138	$137,635

General and administrative expenses	$480,608	$408,830	$1,438,947	$1,209,150

Interest income	$––	$––	$––	$2

Refunds and claims	$––	$2,708	$––	$71,149

Interest expense	$(62,367)	$(63,401)	$(171,723)	$(192,213)

Realized gain on currency translation	$314	$––	$748	$––

Loss on disposal of asset	$––	$––	$––	$(1,925)

Net loss	$(542,930)	$(351,685)	$(1,609,784)	$(1,194,502)

Net comprehensive income (loss)	$641	$(3,626)	$(15,550)	$(88,058)

Net loss and comprehensive income (loss)	$(542,289)	$(355,311)	$(1,625,334)	$(1,282,560)

Revenue

For the three month period ended September 30, 2015, revenue in the amount of $1,481 consisted of limited continuing customer tracking revenue for the PearTrack product line.

For the three month period ended September 30, 2014,  revenue in the amount of $119,438 consisted of continuing customer tracking revenue for the PearTrack product line.

For the nine month period ended September 30, 2015, revenue in the amount of $7,755 consisted of limited continuing customer tracking revenue for the PearTrack product line.

For the nine month period ended September 30, 2014, revenue in the amount of $146,789 consisted of limited sales of car washing products to third-party retailers in the amount o $5,375 and continuing customer tracking revenue for the PearTrack product line in the amount of $141,414.

Cost of sales

For the three month period ended September 30, 2015, cost of sales in the amount of $1,750 consisted of limited product and system costs related to the PearTrack product line.

For the three month period ended September 30, 2014, cost of sales in the amount of $1,600 consisted of limited product and system costs related to the PearTrack product line.

For the nine month period ended September 30, 2015, cost of sales in the amount of $7,617 consisted of limited product and system costs related to the PearTrack product line.

For the nine month period ended September 30, 2014, cost of sales in the amount of $9,154 consisted of limited purchases of car washing products from wholesale manufacturer andlimited product and system costs related to the PearTrack product line.

General and Administrative Expenses

	Three months ended		Nine months ended		variances
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	3-month	9-month
Amortization of stock options granted	$––	$15,000	$––	$45,000	$(15,000)	$(45,000)
Amortization of deferred stock compensation	145,248	31,250	502,147	93,750	113,998	408,397
Depreciation and amortization	70,447	19,339	186,631	86,105	51,108	100,526
Legal, accounting and professional fees	53,118	40,216	119,247	79,395	12,902	39,852
Management consulting services	153,249	226,252	459,747	678,751	(73,003)	(219,004)
Other consulting fees	3,277	15,000	12,737	45,000	(11,723)	(32,263)
Office supplies and miscellaneous expenses	36,498	37,850	102,175	123,626	(1,352)	(21,451)
Rent expense	18,771	23,923	56,263	57,523	(5,152)	(1,260)
Total general and administrative expenses	$480,608	$408,830	$1,438,947	$1,209,150	$71,778	$229,797

General and administrative expenses in the amount of $480,608 for the three months ended September 30, 2015, were comprised of $145,248 of amortization of stock compensation, $70,447 of depreciation and amortization, $53,118 of legal and accounting fees, $156,526 of management and other consulting fees, $36,498 of office overhead and other general and administrative expenses, and $18,771 of rent expense.

General and administrative expenses in the amount of $408,830 for the three months ended September 30, 2014, were comprised of $46,250 of amortization of stock compensation, $19,339 of depreciation and amortization, $40,216 of legal and accounting fees, $241,252 of management and other consulting fees, $37,850 of office, overhead and other general and administrative expenses, and $23,953 of rent expense.

General and administrative expenses for the three month period ended September 30, 2015, of $480,608 as compared to $408,830 for the three month period ended September 30, 2014, resulted in an increase in general and administrative expenses for the current period of $71,778.

Significant changes in general and administrative expenses for the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014, were attributable to the following items:

•

a decrease in amortization of stock options of $15,000, due to certain deferred stock option compensation fully expensed in the prior period, resulting in no expense in the current period;

•

an increase in amortization of deferred stock compensation of $113,998, due to certain stock grants and awards in 2014, resulting in an increase in deferred stock compensation, of which $145,248 was expensed in the current period, compared to $31,250 for the same period in the prior year;

•

an increase in depreciation and amortization expense of $51,108, primarily due to the acquisition of certain intellectual property, resulting in amortization expense in the current period of $70,329, compared to $19,187 for the same period in the prior year; and a decrease in depreciation expense of $34;

•

an increase in legal, accounting and professional fees of $12,902, primarily due to an increase in miscellaneous legal services of $22,108; a decrease  in audit fees of $9,750; a discount of $1,660 provided for previously expensed accounting fees; an increase in internal accountant fees of $3,000; and a decrease in miscellaneous accounting fees of $420

•

a decrease in management consulting fees of $73,003, primarily due to a change in officers, resulting in a decrease of $62,503; termination of a in certain consulting agreement, resulting in a decrease of $45,000; and an increase of $34,500 due to a new consulting agreement resulting in compensation expense of $49,500, compared to $15,000 in the prior period;

•

a decrease in other consulting fees of $11,723, primarily due to a change in staff, resulting in a decrease of $15,000; an increase of $3,750 resulting from a new consulting agreement entered into in the current year, compared to no such expense in the prior year; and decrease of $473 resulting from a reduction in miscellaneous fees;

•

a decrease in other general and administrative expenses of $1,352, due to an increase in computer and internet expense of $1,301, firmware research and development costs of $5,187, travel of $8,360; and  reduction in telephone of $3,008, and other office supplies and miscellaneous expenses of $13,192; and

•

a decrease  in rent expense of $5,152 due to a reduction in leased office space.

General and administrative expenses in the amount of $1,438,947 for the nine months ended September 30, 2015, were comprised of $502,147 of amortization of stock compensation, $186,631 of depreciation and amortization, $119,247 of legal and accounting fees, $472,484 of management and other consulting fees, $102,175 of office overhead and other general and administrative expenses, and $56,263 of rent expense.

General and administrative expenses in the amount of $1,209,150 for the nine months ended September 30, 2014, were comprised of $138,750 of amortization of stock compensation, $86,105 of depreciation and amortization, $79,395 of legal and accounting fees, $723,751 of management and other consulting fees, $123,626 of office, overhead and other general and administrative expenses, and $57,523 of rent expense.

General and administrative expenses for the nine month period ended September 30, 2015, of $1,438,947 as compared to $1,209,150 for the nine month period ended September 30, 2014, resulted in an increase in general and administrative expenses for the current period of $229,797.

Significant changes in general and administrative expenses for the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014, were attributable to the following items:

•

a decrease in amortization of stock options of $45,000, due to certain deferred stock option compensation fully expensed in the prior period, resulting in no expense in the current period;

•

an increase in amortization of deferred stock compensation of $408,397, due to certain stock grants and awards in 2014, resulting in an increase in deferred stock compensation, of which $502,147 was expensed in the current period, compared to $93,750 for the same period in the prior year;

•

an increase in depreciation and amortization expense of $100,526, primarily due to the acquisition of certain intellectual property, resulting in amortization expense in the current period of $186,513, compared to $85,853 for the same period in the prior year; and a decrease  in depreciation expense of $134 resulting from fully depreciated assets;

•

an increase in legal, accounting and professional fees of $39,852, primarily due to an increase in miscellaneous legal services of $22,248; a decrease in audit fees of $8,273; a reduction in other accounting fees of $12,702 due to a change in accountants; and an increase in internal accountant fees of $39,000;

•

a decrease in management consulting fees of $219,004, primarily due to a change in officers, resulting in a decrease of $187,504; termination of a in certain consulting agreement, resulting in a decrease of $135,000; and an increase of $103,500 due to a new consulting agreement resulting in compensation expense of $148,500, compared to $45,000 in the prior period;

•

a decrease in other consulting fees of $32,263, primarily due to a change in staff, resulting in a decrease of $45,000; an increase of $11,250 resulting from new consulting agreements entered into in the current period, compared to no such expense in the prior period; and an increase in miscellaneous fees of $1,487, compared to no such expense in the prior period.

•

a decrease in other general and administrative expenses of $21,451, due to an increase in OTC market fees of $10,000, and miscellaneous professional fees of $3,600; and a decrease in computer and internet expense of $1,531, firmware research and development costs of $11,813, travel of $9,441, telephone of $7,020 and other office supplies and miscellaneous expenses of $5,246; and

•

a decrease in rent expense of $1,260 due to a reduction in leased office space.

General and administrative expenses for the three and nine month period ended September 30, 2015, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2015, the Company incurred a net loss of $1,609,784, compared with a net loss of $1,194,502 for the nine months ended September 30, 2014. The increase in net loss of $415,282 is attributable to a decrease in revenue of $139,034, a decrease in cost of goods sold of $1,537, an increase in general and administrative expenses of $229,797, a decrease in interest income of $2, a decrease in refunds and claims of $71,149, a decrease in interest expense of $20,490, an increase in realized gains on foreign currency changes of $748, and a decrease in losses from the disposal of assets of $1,925.

Liquidity and Capital Resources

Working capital
	September 30, 2015	December 31, 2014	Increase (decrease)
Current assets	$85,359	$81,361	$3,988
Current liabilities	3,555,536	3,388,652	166,884
Working capital (deficit)	$(3,470,177)	$(3,307,291)	$(162,886)

As of September 30, 2015, and December 31, 2014, respectively, the Company had $74,621 and $64,753 in cash.

The Company had a working capital deficit of $3,470,177 as of September 30, 2015, compared to a working capital deficit of $3,307,291 at December 31, 2014.  The decrease in working capital deficit of $162,886 is primarily attributable to an increase in cash of $9,868, an increase in accounts receivable of $4,683, a decrease in refunds and claims receivable of $10,945, an increase decrease in prepaid insurance of $392, an increase in accounts payable and accrued expenses of $95,752, an increase in related party payable of $90,301, and a decrease in other short term notes payable of $19,169.

Cash Flows	For the nine months ended
	September 30, 2015	September 30, 2014
Net cash used in operating activities	$(389,676)	$427,922
Net cash used in investing activities	(1,688)	(450,755)
Net cash provided by financing activities	401,101	(39,166)
Effects of exchange rate changes	131	(7)
Net increase (decrease) in cash	$9,868	$(62,006)

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, the Company used $389,676 of cash flow from operating activities, compared with $427,922 provided by operating activities for the nine months ended September 30, 2014. The increase in cash used in operating activities of $817,598 is primarily attributable to an increase in the net loss from operations of $415,282, an increase in stock compensation/stock option amortization of $363,397, a decrease in accruals converted to related party loans of $80,253, an increase in depreciation and amortization of $100,526, an increase in discount amortization of 3,458, a decrease in losses from the disposal of assets of $1,925, an increase in accounts receivable of $4,683, an increase in refunds and claims receivable of $3,229, a decrease in prepaid expenses of $592, a decrease in accounts payable and accrued expenses of $11,741, and a decrease in related party payables of $430,958.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015, the company used $1,688 of cash flows from investing activities, compared to $450,755 used in investing activities for the nine months ended September 30, 2014.  The increase in cash used for investing activities is primarily attributable to $674 in cash received from a subsidiary; and an increase of $1,607 to purchase office equipment, and a decrease of $450,000 resulting from the purchase of intellectual property in the prior period, compared to no such expense in the current period.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, the Company was provided with $401,101 of cash flows from financing activities, compared to $39,166 used in financing activities during the nine months ended September 30, 2014. The increase in cash flows provided by financing activities of $440,267 is attributable to a decrease in the repayment of related party loans of $20,003, an increase in subscriptions received of $1,745, and an increase in proceeds from the issuance of common stock of $418,519.

As at September 30, 2015, affiliates and related parties are due a total of $3,602,737, which is comprised of loans to the Company of $3,214,855, accrued compensation of $341,550, and reimbursed expenses of $46,332. During the nine months ended September 30, 2015, loans to the Company increased by $318,656, unpaid compensation increased by $223,050 and reimbursable expenses decreased by $132.749.  All outstanding related party notes payable bear interest at the rate of 5% to 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $13,305,512, and a working capital deficit of $3,470,177, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2015, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three month period ended September 30, 2015, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

19

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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014 with respect to the authorized shares and name change	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
10.24	Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015 as part of the Company’s Current Report on form 8-K
10.25	Amendment to the Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015 as part of the Company’s Quarterly Report on form 10-Q
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
16.5	Letter dated November 18, 2015 from Seale & Beers CPA's	Filed with the SEC on November 18, 2015 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
23.2	Letter from Seale and Beers, CPA’s dated April 15, 2015	Filed with the SEC on April 15, 2015 as part of the Company’s Annual Report on Form 10-K
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Edward W. Withrow Jr.	Filed herewith.
31.2*	Section 302 Certification of Calli Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Edward W. Withrow Jr.	Filed herewith.
32.2*	Section 906 Certification of Calli Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEARTRACK SECURITY SYSTEMS, INC.

Dated: December 23, 2015	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President and CEO

Dated: December 23, 2015	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer