Form 10-K
period 2015-12-31
PEARTRACK SECURITY SYSTEMS, INC.
filed 2016-06-07
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2015 was $3,990,072 based on a closing price of $0.30 for Common Stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

69,516,089 Common Shares issued and outstanding as of April 15, 2016.

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

As used in this annual report, the terms "we", "us", "our," “the Company” and "PearTrack" mean PearTrack Security Systems, Inc., and its wholly-owned subsidiaries, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

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

On January 21, 2015, the Company executed an Assignment and Licensed Rights Agreement (the “Agreement”) with PearLoxx Limited (“PearLoxx”) dated December 19, 2014, for the exclusive license in perpetuity of certain patented intellectual property (the “Licensed Property”), as defined in the section “Intellectual Property” below. As consideration, the Company shall pay PearLoxx a percentage of gross receipts generated from the sale of the Licensed Property.  On March 9, 2015, the Company amended the License Agreement to include, among other things, as part of the consideration for the Licensed Product, the right for PearLoxx to purchase 5,706,506 shares of the Company’s common stock, valued at $1,711,952, for cash in the amount of $5,707.

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On October 22, 2015, the Company accepted the resignation of Mr. Paul Bernhard Burke as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

On November 5, 2015, Mr. Edward W. Withrow III resigned as Chairman and member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. E. William Withrow Jr., currently President and Chief Executive Officer and a board member, succeeded him to serve as Interim Executive Chairman until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On November 5, 2015, the Company accepted the resignation of Mr. Arran de Moubray as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

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

•

Through its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for viable environmental rental car opportunities, and its marketing and distribution endeavors for its environmental products.  The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2016.

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

Key components of the PearTrack Tracking Products:

•

Battery Powered GPS Asset Tracking and Monitoring Systems with up to 10-year battery life for just about any remote asset, regardless of power supply.

•

Asset monitoring and alarm units ranging from a Personal Tracking device with a 30-day rechargeable battery, to a Container Security and Tracking Unit with a 10-year battery.

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

The Company is currently enhancing its tracking products to integrate the PearLoxx locking mechanism within its tracking units. The PearLoxx unit integrates patented locking technology with GPS tracking and reporting capabilities. The Company anticipates delivery of the PearLoxx prototype units in June 2016.

Key components of the PearLoxx Locking and Tracking Units:

•

Electronically operated secure locking system using patented design.

•

Remotely controlled secure unlocking via the password protected PearTrack system.

•

Tamper and drill resistant design.

•

Local 5-digit code emergency access, and emergency power options.

•

GPS global tracking with GSM 2G/3G communications, and Iridium Satellite (optional).

•

Automatic notification of lock operation and unlocking/ locking events.

•

Sensors of movement, unit internal temperature, and low battery alarm options.

•

Local user one-touch re-locking.

•

Can be removed and refitted in less than 1 minute.

•

Up to 10 year operating life from primary battery pack (subject to frequency of report).

The Company is assessing the areas of growth, with particular emphasis on the intermodal container market.   PearTrack’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.

Business Strategy

The board of directors of the Company (the “Board”) has approved the authorization of a capital raise of between three million ($3,000,000) dollars and five million ($5,000,000) dollars that will be used to grow the PearTrack business with the goal of generating shareholder value.

The Company’s intended strategy will be a multi-pronged approach:

1.

Enhance and expand the existing product line;

2.

Expand intellectual property through licensing;

3.

Identify potential business acquisitions; and

4.

Develop new facilities for the manufacturing and distribution of the PearTrack portfolio on a global scale.

Trailer and cargo container tracking is often a part of a fleet management solution that includes both the truck and trailer, and is a natural subset of asset tracking. With this in mind, the Board approved the establishment of PearTrack Container Group (“PearTrack Container Group”) in the 4th quarter of 2015, and has developed a strategic plan that encompasses intermodal container tracking, reporting and security, providing a real-time tracking solution that incorporates data logging, satellite positioning and data communication to a back office application.

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

The execution of the Company’s business strategy will be contingent upon and require significant financing. There can be no assurance that such financing will become available or, if it does, that it will be offered to the Company on favorable terms. The Company’s ultimate goal is to achieve an international presence in the M2M and remote/mobile asset tracking market.

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

There are currently two PL Tracker tracking units containing the patented PearLoxx secure locking technology, along with PearTrack’s unique and proven long life battery solutions. The PearLoxx secure locking technology (www.pearloxx.com), has a built-in GPS tracking system that enables a shipping container to be both sealed securely and tracked using the same device.

The PearTrack TeleAsset is a remote asset management, GPS tracking and monitoring system that enables organizations to better manage their remote assets. These TeleAsset systems can provide critical time sensitive information such as GPS enhanced event alerts and usage information, allowing the user to effectively manage all its assets from a single web-based portal. This information assists users in making informed management decisions based on up to the minute event-driven alerts and information regarding its PearTrack equipped assets.

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

PT-Trackers

With the Company’s PT Trackers, PearTrack has a full range of GPS, GSM battery powered units ranging from 30-day rechargeable to up to 10 years without a battery replacement, all containing tracking and reporting capabilities, thus providing a wide variety of vertical markets.

The PearTrack product portfolio is comprised of several battery options powering GSM/GPS based asset location and monitoring devices. The product range consists mainly of non-rechargeable units, with operating durations of up to 3, 5, 7, and 10 years, in various sizes and footprints. In addition to these, a number of miniaturized rechargeable devices are due to be launched in the coming months, and will be specifically targeted at short-term hire and consignment applications.

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

•

Local user one-touch re-locking

•

90 day rechargeable or up to 10-year primary battery versions based

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

Battery Management

A number of factors can affect battery life, e.g. ambient temperature, GPS availability, communication method (and availability), reporting frequency, external monitoring, and the period over which the units are actually operating (longer operating periods will result in greater quiescent power usage, and be impacted by losses within the battery chemistry). In order to standardize performance figures, the PearTrack products have quoted expected battery life based on normal conditions and reporting 4 events per day at typical room temperature. The PearTrack back-office system records the number of reporting events accumulated for each device, which enables the monitoring of actual battery performance. The Company is able to provide end users with suggestions to maximize battery life, if indications arise that a particular installation is not performing at optimal operating conditions.

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

The PearTrack web portal enables the full administration and functionality of all tracking units within a completely user-friendly environment. Further, with centralized monitoring capabilities, PearTrack is able to easily extend the initial contract terms by way of an “extension” or ‘unlocking’ of existing units (subject to available battery performance data) or the ‘activation’ of additional installed units. In addition, performance monitoring is administered through the web portal, which provides functionality parameters for each tracked unit.

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

The Company’s target market includes the transportation of high value assets, remote locations, and the utilization of intermodal containers, from shipper origin to customer delivery and pickup.  The Company provides an important service to its customers that involves not only the protection of their assets, but of their brands; and in the case of intermodal container border security, PearTrack’s technology platform and services may protect against threats of terrorism, theft of goods and/or theft and replacement of goods with counterfeit goods.

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

•

Cargo Theft: Worldwide cargo thefts account for $30-$50 billion in losses annually;

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

As part of PearTrack’s globally integrated supply chain security and monitoring system, the PT3 System, its next-generation container transport tracking solution, will provide end-to-end real-time intermodal container and rail car cargo transport access, intrusion tracking and market- leading battery life enhancement using its proprietary container security tracking technologies.

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

Intellectual Property

On October 17, 2014, pursuant to the Merger, the Company acquired the PearTrack technology and intellectual property portfolio, consisting of an extensive range of proprietary electronic, software, firmware, and mechanical designs, along with detailed specifications, protocols, and process information, details of which can be found in the PearTrack IP Register, in summary:

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
8,046,229

Method and apparatus for website navigation by the visually impaired. Abstract: The system involves creating an audible website corresponding to an original website by utilizing voice talent to read and describe web content.

8,296,150	System and method for audio content navigation. Abstract: A system and method for communicating one or more audio files through a network.
7,966,184	System and method for audio content navigation. Abstract: Systems and methods for an audio-based content management, navigation and retrieval system are provided.
8,260,616

System and method for audio content generation. Abstract: A system and method for generating audio content. Content is automatically retrieved from an original website according to a predetermined schedule to generate retrieved content.

8,589,169	System and method for creating audio files. Abstract: A system and method for creating one or more audio files.

US Patent Pending	Description
13/483,758	System and method for audio content generation.
113/280,184 US12/61,620 WO2013063066	Includes numerous international filings. System and method for audio content management.
14/055,366	System and method for communicating audio files.

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

On March 9, 2015 the Company completed the acquisition, through assignment of an exclusive License in perpetuity, of the PearLoxx, Ltd. system that has USPTO and EP Patent with a priority date of March 13, 2006.

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

The Company has developed a system that integrates the patented locking system with the PearTrack technology and is at the final stages of development of the new products.  Principal generic features of the PearLoxx Product include:

•

Electronically operated secure locking system using patented mechanical design.

•

Tamper and drill resistant design

•

Local 5-digit code emergency access and emergency power options.

•

GPS global tracking with GSM 2G/3G communication using PearTrack tracking unit.

•

Automatic notification of lock operation and unlocking / locking events.

•

Local user one-touch re-locking

•

Approximate 90-day rechargeable (PL-90) or up to 10-year primary battery (PL-1000) versions based

CodeLoxx

The PearLoxx lock assembly (“CodeLoxx”) is operated by a microcontroller based lock control circuit. This electronic circuit is able to accept either remote open commands via the PearTrack system or a 5-digit local code, which is input via a single button and LED combination. The deadlock bolt is operated using a motor driven gear/rack, and once the deadbolt is retracted a user can manually operate the lock. Lock open status is signaled via the PearTrack tracking unit, and re-locking is automatically inhibited while the lock bolt is open to prevent jamming.

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

Government Regulations

The Company’s operations will be subject to various federal, state and local laws, regulations, and controls. The Company believes it is in compliance with any such regulations affecting the Company’s business.

PearTrack’s management believes that the container and tracking market has the potential to be influenced by legislation from various authorities worldwide, as well as the outcome of discussions around mutual recognition of C-PAT and AEO, the results of full container scanning trials and the announced Container Security Device requirements from the US Department of Homeland Security (“DHS”).

Safe Port Act of 2006

SAFE Port Act was introduced as a bill on March 14, 2006, under the 109th US Congress, 2005–2006.  The bill calls for 100% of US-bound ocean containers to be scanned at the foreign port of origin. The bill was enacted and signed by former President George W Bush on Oct 13, 2006.  The bill became the law numbered Pub.L. 109-347.

The DHS has delayed until 2016 the implementation of key sections of the SAFE Port Act of 2006.

Container Security Initiative

The Container Security Initiative (the “CSI”) was launched in 2002 by the U.S. Bureau of Customs and Border Protection (“CBP”), an agency of the DHS. Its purpose was to increase security for container cargo shipped to the United States. The CSI allows Customs and Border protection (CBP”), working with host government Customs Services, to examine high-risk maritime containerized cargo at foreign seaports, before they are loaded on board vessels destined for the United States.

The CSI consists of four core elements:

•

Using intelligence and automated information, identify and target containers that pose a risk for terrorism.

•

Pre-screen containers that pose a risk at the port of departure before they arrive at U.S. ports.

•

Using detection technology, such as gamma ray detectors, quickly pre-screen containers that pose a risk.

•

Use smarter, tamper-evident containers.

The initial CSI program has focused on implementation at the top 20 ports that ship approximately two-thirds of the container volume to the United States. Smaller ports, however, have been added to the program at their instigation and participation is open to any port meeting certain volume, equipment, procedural, and information-sharing requirements. Future plans include expansion to additional ports based on volume, location, and strategic concerns.

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

Manufacturing

The Company currently works with independent tier 2 UK manufacturing companies to source the components and build assemblies, and then performs the systems integration and final assembly of the PearTrack product line.  The Company has entered into discussions with a large outsource manufacturer that will handle all of the manufacturing of its products as the Company commences the commercialization of its products and services.

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

The Company’s wholly owned subsidiary, PearTrack Systems Group, Ltd. is headquartered in Alameda, California, with offices in Manchester, England.

The Company’s website is www.peartrack.com.

Employees

As of December 31, 2015, the Company had two employees, excluding the Company’s directors and executive officers. The Company currently has two employees, excluding the Company’s directors and executive officers. The majority of those working with the Company are engaged as consultants under Consulting Agreements.

Research and Development

During the last two years, the Company has spent $53,884 and $48,600, respectively, on research and development of its product line.

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

Planned Spin Offs

Although the Company continues to develop its environmental transportation business through Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company and its board of directors believes the subsidiaries will be able to operate more effectively independently, with the goal of attracting new capital and exploiting their existing business, and will have the flexibility to establish new relationships in order to achieve their respective goals of generating shareholder value.

The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2016. Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as entities independent of the Company, under the leadership of Mr. William B. Nesbitt as President and CEO of the companies.

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

In the United States, the Company’s common shares are traded on the OTC Quotation Board “OTCQB – U.S. Registered” under the symbol “PTSS.” The following table sets forth the high and low bid prices for its common stock per quarter as reported by the OTCQB. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended (1) (2)	High	Low
December 31, 2015	$0.08	$0.08
September 30, 2015	$0.12	$0.12
June 30, 2015	$0.30	$0.30
March 31, 2015	$0.25	$0.25
December 31, 2014	$0.23	$0.23
September 30, 2014	$0.75	$0.50
June 30, 2014	$0.37	$0.37
March 31, 2014	$0.35	$0.35
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

On, December 31, 2015, the shareholders' list of the Company’s common shares pursuant to Island Stock Transfer showed 107 registered shareholders and 67,821,405 shares outstanding. The total number of shares outstanding stated in the Island Stock Transfer list of 67,821,405 includes 27 shares issued due to rounding, and does not include 1,694,711 shares issued to various consultants for services provided in 2015.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception on December 16, 2008. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit the Company’s ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Equity Compensation Plan Information

During the years ended December 31, 2015 and 2014, respectively, the Company expensed a total of $0 and $60,000 in stock option compensation. There remained $0 in deferred stock option compensation at December 31, 2015 and 2014, respectively.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the year ended December 31, 2015.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On January 5, 2015, in connection with a certain consulting agreement, the Company granted a consultant the right to purchase 250,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $57,500, were purchased for cash in the amount of $250.  As a result, $57,250 has been recorded to deferred compensation, to be amortized over a twelve (12) month period.

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

On December 31, 2015 in connection with a certain Notice to Convert received from a non-related party, $61,375 in debt was converted at a price of $1.00 per share into 61,375 restricted shares of the Company’s common stock.

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

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2015 and 2014 that appear elsewhere in this annual report.

As used in this annual report, the terms "we", "us", "our," “the Company” and "PearTrack" mean PearTrack Security Systems, Inc., and its wholly-owned subsidiaries, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

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

On January 21, 2015, the "Company executed an Assignment and Licensed Rights Agreement (the “Agreement”) with PearLoxx Limited (“PearLoxx”) dated December 19, 2014, for the exclusive license in perpetuity of certain patented intellectual property (the “Licensed Property”). As consideration, the Company shall pay PearLoxx a percentage of gross receipts generated from the sale of the Licensed Property.  On March 9, 2015, the Company amended the License Agreement to include, among other things, as part of the consideration for the Licensed Product, the right for Pearloxx to purchase 5,706,506 shares of the Company’s common stock, valued at $1,711,952, for cash in the amount of $5,707.

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On October 22, 2015, the Company accepted the resignation of Paul Bernhard Burke as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

On November 5, 2015, Mr. Edward W. Withrow III resigned as Chairman and member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. E. William Withrow Jr., currently President and Chief Executive Officer and a board member, succeeded him to serve as Interim Executive Chairman until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On November 5, 2015, the Company accepted the resignation of Arran de Moubray as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

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

•

Through its wholly owned subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for viable environmental rental car opportunities, and its marketing and distribution endeavors for its environmental products. The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2016.

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

Key components of the PearTrack Tracking Products:

•

Battery Powered GPS Asset Tracking and Monitoring Systems with up to 10-year battery life for just about any remote asset, regardless of power supply.

•

Asset monitoring and alarm units ranging from a Personal Tracking device with a 30-day rechargeable battery, to a Container Security and Tracking Unit with a 10-year battery.

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

The Company is currently enhancing its tracking products to integrate the PearLoxx locking mechanism within its tracking units. The PearLoxx unit integrates patented locking technology with GPS tracking and reporting capabilities. The Company anticipates delivery of the PearLoxx prototype units in June 2016.

Key components of the PearLoxx Locking and Tracking Units:

?

Electronically operated secure locking system using patented design.

•

Remotely controlled secure unlocking via the password protected PearTrack system.

•

Tamper and drill resistant design.

•

Local 5-digit code emergency access, and emergency power options.

•

GPS global tracking with GSM 2G/3G communications, and Iridium Satellite (optional).

•

Automatic notification of lock operation and unlocking/ locking events.

•

Sensors of movement, unit internal temperature, and low battery alarm options.

•

Local user one-touch re-locking.

•

Can be removed and refitted in less than 1 minute.

•

Up to 10 year operating life from primary battery pack (subject to frequency of report).

The Company is assessing the areas of growth, with particular emphasis on the intermodal container market.   PearTrack’s vertically integrated activities, spanning from hardware design, software development, marketing and sales, to project implementation and system operations, aim to make logistics chains more secure and increase operational efficiency.

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

Planned Spin Offs

Although the Company continues to develop its environmental transportation business through Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company and its board of directors believes the subsidiaries will be able to operate more effectively independently, with the goal of attracting new capital and exploiting their existing business, and will have the flexibility to establish new relationships in order to achieve their respective goals of generating shareholder value.

The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2016. Subsequent to the spin-offs, Ecologic Car Rentals, Inc. and Ecologic Products, Inc. will operate as entities independent of the Company, under the leadership of Mr. William B. Nesbitt as President and CEO of the companies.

Results of Operations

The following summary of the Company’s results of operations should be read in conjunction with the Company’s consolidated audited financial statements for the years ended December 31, 2015 and 2014, which are included herein.

	For the Year Ended
	December 31, 2015	December 31, 2014
Revenue	$6,648	$264,895

Cost of Sales	$9,090	$23,253

Gross profit	$(2,442)	$241,642

General and administrative expenses	$1,847,570	$1,885,669

Interest income	$––	$2

Refunds and claims	$––	$71,149

Interest expense	$(234,922)	$(245,151)

Loss on disposal of asset	$––	$(2,782)

Realized gain on currency translation	$81	$––

Net loss	$(2,084,853)	$(1,820,809)

Unrealized gain on currency translation	$2,937	$4,314

Unrealized gain (loss) on securities	$1,189,298	$(103,731)

Net comprehensive income (loss)	$1,192,235	$(99,417)

Net loss and comprehensive loss	$(892,618)	$(1,920,226)

Revenue

For the years ending December 31, 2015 and 2014, revenue in the amount of $6,648 and $264,895, respectively, consisted of limited sales resulting from test marketing of PearTrack tracking products.

Cost of sales

For the years ending December 31, 2015 and 2014, cost of sales in the amount of $9,090 and $23,253, respectively, consisted of manufacturing, packaging and shipping costs for the PearTrack tracking product sales.

General and Administrative Expenses

	For the year ended
	December 31,
	2015	2014	Variance
Amortization of stock options/awards granted	$114,583	$185,000	$(70,417)
Amortization of deferred stock compensation/stock compensation	480,898	161,429	319,469
Depreciation and amortization	257,078	119,723	137,355
Legal, accounting and professional fees	177,001	122,876	54,125
Management consulting services	622,996	865,425	(242,429)
Other outside services	16,997	99,000	(82,003)
Office supplies and miscellaneous expenses	113,526	255,952	(142,426)
Rent expense	64,491	76,264	(11,773)
Total general and administrative expenses	$1,847,570	$1,885,669	$(38,099)

General and administrative expenses in the amount of $1,847,570 for the year ended December 31, 2015, were comprised of $595,481 of amortization of stock options and stock compensation, $257,078 of depreciation and amortization, $177,001 of legal and accounting fees, $639,993 of management and consulting fees, $64,491 of rent, and $113,525 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,885,669 for the year ended December 31, 2014, were comprised of $346,429 of amortization of stock options and stock compensation, $119,723 of depreciation and amortization, $122,876 of legal and accounting fees, $964,425 of management and consulting fees, $76,264 of rent, and $255,952 of office overhead and other general and administrative expenses.

General and administrative expenses for the year ended December 31, 2015 were $1,847,570, as compared to $1,885,699 for the year ended December 31, 2014, which resulted in a decrease in general and administrative expenses for the current period of $38,099.

Significant changes in general and administrative expenses of $38,099 during the year 2015 compared to 2014 were attributable to the following items:

•

a decrease in amortization of stock options of $70,417, primarily due to a restricted stock award granted in the prior year that was fully expensed in the current year, resulting in amortization of $114,583 expensed in the current year, compared to $125,000 expensed in the prior year; and certain deferred compensation fully expensed in the prior year of $60,000, compared to no such expense in the current year;

•

an increase in amortization of deferred stock compensation of $319,469, primarily due to additional stock compensation provided to certain consultants in the current year, resulting in an increase in expense of $319,469 for the current year;

•

an increase in depreciation and amortization of $137,355, primarily due to an increase in intangible property resulting in amortization expense of $256,842 for the current year, compared to $119,471 for the prior year; and a change in office equipment, resulting in a reduction in depreciation expense for the current year of $16.

•

an increase in legal, accounting and professional fees of $54,125, primarily due to an increase in general legal fees of $27,748; an increase in accounting fees of $4,227 due to the Company’s change in auditor; and a decrease of $18,850 resulting from services provided by UK accounting firm in the prior year, compared to no such expense in the current year, and an increase in general accounting services of $41,000 resulting from an increase in work load;

•

a decrease in management consulting fees of $242,429 primarily due a decrease of $198,929 resulting from a change in existing executive management; and a decrease of $43,500 resulting from changes in annual compensation of executive management;

•

a decrease in other outside services of $82,003 primarily due to a decrease in consulting and advisory services provided to the Company in the current year; and

•

a decrease in other general and administrative expenses of $154,199 due to a decrease in rent expense of $11,773; a decrease in bad debt expense of $141,770 resulting from uncollectible receivables; an increase in filing fees of $8,619; an increase in publicity & promotion of $2,392; a decrease in research & development of $13,516; a decrease in travel of $9,706; and an increase in other general office expenses of $11,555.

General and administrative expenses for both 2015 and 2014 were incurred primarily for the purpose of advancing the Company closer to its goals in the M2M telematics and remote/mobile asset tracking and management industry.

Net Loss

During the year ended December 31, 2015, the Company incurred a net loss of $2,084,853 compared with a net loss of $1,820,809 for the year ended December 31, 2014. The increase in net loss of $264,044 is attributable to a decrease in gross revenue of $258,247, a decrease in costs of goods sold of $14,163, a decrease in general and administrative expenses of $38,099, a decrease in interest income of $2, a decrease in refunds and claims income of $71,149, a decrease in interest expense of $10,229, an increase in realized gain from currency translations of $81, and a decrease in losses from the disposal of assets of $2,782.

Liquidity and Capital Resources

Working capital
	December 31, 2015	December 31, 2014	Increase (decrease)
Current assets	$15,871	$81,361	$(65,490)
Current liabilities	3,406,643	3,388,652	17,991
Working capital (deficit)	$(3,390,772)	$(3,307,291)	$(83,481)

As of December 31, 2015, the Company had cash in the amount of $14,769, compared to $64,753 as of December 31, 2014.

The Company had a working capital deficit of $3,390,772 as of December 31, 2015, compared to a working capital deficit of $3,307,291 at December 31, 2014.  The increase in working capital deficit of $83,481 is primarily attributable to a decrease in cash of $49,984; an increase in trade accounts receivables of $296; a decrease in refunds and claims receivable of $15,892; an increase in prepaid expenses of $90; an increase in accounts payable and accrued expenses of $106,829; a decrease in related party payable of $34,954; and a decrease in other short-term loans payable of $53,884.

Cash Flows	For the year ended
	December 31, 2015	December 31, 2014
Net cash provided by (used in) operating activities	$(416,868)	$418,386
Net cash provided by (used in) investing activities	(1,688)	(450,000)
Net cash provided by (used in) financing activities	365,635	26,607
Effect of exchange rate changes on cash	2,937	4,314
Net increase (decrease) in cash	$(49,984)	$(693)

Cash Flows from Operating Activities

During the year ended December 31, 2015, the Company used $416,868 of cash flow for operating activities, compared with being provided with $418,386 for the year ended December 31, 2014. The decrease in cash provided by operating activities of $835,254 is primarily attributable to an increase in the net loss from operations of $264,044, an increase in stock compensation/amortization of deferred stock compensation of $249,052, a decrease in accruals converted to related party loans of $261,130, an increase in depreciation and amortization of $137,355, an increase in discount amortization of $6,917, a decrease in losses on the disposal of assets of $2,782, an increase in trade accounts receivable of $296, a decrease in refunds and claims receivable of $3,889, a decrease in prepaid expenses of $626, a decrease in other assets of $647, a decrease in accounts payable and accrued expenses of $123,115, a decrease in deferred revenue of $225,000; and a decrease in related party payables of $357,373.

Cash Flows from Investing Activities

During the year ended December 31, 2015, the Company used $1,688 of cash flow for investing activities, compared with $450,000 for the year ended December 31, 2014.  The decrease in cash used for investing activities of $448,312 is attributable to a decrease of $450,000 resulting from intellectual property purchased in the prior year; an increase in cash received from subsidiary of $674; and an increase the purchase of office equipment of $2,362.

Cash Flows from Financing Activities

During the year ended December 31, 2015, the Company was provided with $365,635 of cash flow from financing activities compared with $26,607 during the year ended December 31, 2014. The increase in cash flows provided by financing activities of $339,028 is attributable to an increase in loan payments of $4,936, an increase in proceeds from the issuance of common stock of $342,969, and an increase in subscriptions received of $995.

As at December 31, 2015, affiliates and related parties are due a total of $3,804,216, which is comprised of loans to the Company of $3,541,366, unpaid compensation of $206,550, and unpaid reimbursable expenses of $56,300. During the year ended December 31, 2015, loans to the Company increased by $645,167, unpaid compensation increased by $88,050 and reimbursable expenses decreased by $122,781.  The loans bear interest at the rate of between 4% and 7% per annum, are both secured and unsecured, are payable one year from demand or by November 15, 2015, and are convertible into the Company’s common stock at a price of $0.05 to $0.40 per share.

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

Personnel

As of December 31, 2015, the Company had two employees, excluding its directors and executive officers. Currently, the Company has two employees excluding its directors and executive officers. The majority of those working with the Company are engaged as consultants under Consulting Agreements.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $13,780,583, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of December 31, 2015 and 2014, exchange differences of $2,937 and $4,314, respectively, have been accumulated.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has recognized $1,192,235 and ($99,417) in comprehensive income (loss), and has included these amounts within the Company’s statement of operations in the financial statements.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2015, the Company has not commenced its principal operations.

The Company has limited continuing revenue from customer contracts for its PearTrack tracking system. In addition, the Company provides consulting services as an additional revenue source.

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

Not Yet Adopted:

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606).  The objective of ASU No. 2014-08 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and IFRS.  The FASB created a new Topic 606, and IASB is issuing IFRS 15, to meet the joint objectives regarding revenue recognition.  The guidance in this Update affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The guidance in this Update supersedes the revenue recognition requirements in Topic 605, and most industry-specific guidance, as well as certain requirements contained within Topic 350 and Topic 360.  The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is not permitted.

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

Seale and Beers, CPAs

Las Vegas, Nevada

April 15, 2015

8250 W. Charleston Blvd., Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

Dave Banerjee CPA, an Accountancy Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Peartrack Security Systems, Inc.

We have audited the balance sheet of Peartrack Security Systems, Inc as of December 31, 2015, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Peartrack Security Systems, Inc as of December 31, 2014, were audited by other auditors whose report dated April 15, 2015, expressed an unqualified opinion on those statements, a copy of which is attached.

In planning and performing our audit of the consolidated financial statements of Peartrack Security Systems, Inc as of and for the year ended December 31, 2015, in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peartrack Security Systems, Inc as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA May 17, 2016

2

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$14,769	$64,753
Accounts receivable	296	––
Refunds and claims receivable	––	15,892
Prepaid expenses	806	716
Total current assets	15,871	81,361

Investment in securities	1,206,185	16,887
Property and equipment, net	2,126	––
Intangible assets, unencumbered, net	1,988,875	435,000
Intangible assets, pledged to creditors, net	1,351,152	1,455,624
Other assets	6,447	6,447

TOTAL ASSETS	$4,570,656	$1,995,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,272,819	$1,165,990
Deferred revenue	225,000	225,000
Related party payables	262,627	297,581
Notes payable-short-term convertible-related party	787,837	787,837
Notes and loans payable-short-term	858,360	912,244
Total current liabilities	3,406,643	3,388,652

Long-term liabilities
Notes payable-long-term convertible-related party, net of unamortized discount	2,753,530	2,108,362
Total long-term liabilities	2,753,530	2,108,362
Total liabilities	6,160,173	5,497,014

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	––	––
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,516,089 and 59,965,091 issued and outstanding as of December 31, 2015 and 2014, respectively	69,516	59,965
Additional paid in capital	10,920,448	8,126,703
Subscriptions receivable	(100)	(1,600)
Accumulated deficit	(13,780,583)	(11,695,730)
Accumulated comprehensive income	1,201,202	8,967
Total stockholders' deficit	(1,589,517)	(3,501,695)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,570,656	$1,995,319

The accompanying notes are an integral part of these consolidated financial statements

F-3

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2015	December 31, 2014
Revenue	$6,648	$264,895
Cost of sales	9,090	23,253
Gross profit	(2,442)	241,642

General and administrative expenses	1,847,570	1,885,669

Operating loss	(1,850,012)	(1,644,027)

Interest income	––	2
Refunds and claims	––	71,149
Interest expense	(234,922)	(245,151)
Loss on disposal of asset	––	(2,782)
Realized gain on currency translation	81	––

Net loss	(2,084,853)	(1,820,809)

Comprehensive income (loss):
Unrealized gain on currency translation	2,937	4,314
Unrealized gain (loss) on securities	1,189,298	(103,731)
Net comprehensive income (loss)	1,192,235	(99,417)

Net loss and comprehensive income (loss)	$(892,618)	$(1,920,226)

Net loss per share - basic and diluted	$(0.03)	$(0.13)

Weighted average common shares outstanding - basic and diluted	67,572,526	14,439,419

The accompanying notes are an integral part of these consolidated financial statements

F-4

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM JANUARY 1, 2014 TO DECEMBER 31, 2015

	COMMON STOCK		PAID IN CAPITAL	DEFERRED COMPENSATION	SUBSCRIPTIONS RECEIVABLE	ACCUMULATED DEFICIT	ACCUMULATED COMPREHENSIVE INCOME (LOSS)	TOTAL

	SHARES	AMOUNT

Balance, January 1, 2014	2,688,474	$2,688	$6,550,968	$(299,583)	$(5)	$(9,874,921)	$108,384	$(3,512,469)

Conversion of related party debt	2,255,314	2,255	1,125,402					1,127,657

Conversion of third party debt	762,718	763	380,596					381,359

Issuance of common stock upon merger	51,358,555	51,359	(51,359)					––

Issuance of common stock for cash	250,000	250	74,250		(250)			74,250

Issuance of common stock to consultants	2,650,000	2,650	722,350	(648,100)	(76,900)			––

Subscriptions received					75,555			75,555

Amortization of restricted stock award				125,000				125,000

Amortization of stock options				60,000				60,000

Amortization of deferred compensation				87,179				87,179

Net loss						(1,820,809)	(99,417)	(1,920,226)

Balance, December 31, 2014	59,965,061	$59,965	$8,802,207	$(675,504)	$(1,600)	$(11,695,730)	$8,967	$(3,501,695)

Amortization of deferred compensation				480,898				480,898

Amortization of restricted stock award				114,584				114,584

Beneficial conversion feature on related party convertible debt			20,750					20,750

Conversion of debt for common stock	61,375	61	61,314					61,375

Cash received from subsidiary			674					674

Issuance of common stock for cash	3,533,147	3,533	409,280		(37,813)			375,000

Issuance of common stock for IP rights	5,706,506	5,707	1,706,245		(5,707)			1,706,245

Issuance of common stock to consultants	250,000	250	57,250	(57,250)	(250)			––

Subscriptions received					45,270			45,270

Net loss						(2,084,853)	1,192,235	(892,618)

Balance, December 31, 2015	69,516,089	$69,516	$11,057,720	$(137,272)	$(100)	$(13,780,583)	$1,201,202	$(1,589,517)

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014
Cash flow from operating activities:
Net loss and comprehensive income (loss)	$(892,618)	$(1,920,226)
Less: Comprehensive (income) loss	(1,192,235)	99,417
Net loss	(2,084,853)	(1,820,809)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation/amortization of deferred compensation	595,481	346,429
Accruals converted to related party loans	572,496	833,626
Depreciation and amortization	257,078	119,723
Discount amortization	93,422	86,505
Loss on disposal of asset	––	2,782
Changes in operating assets and liabilities:
Increase in accounts receivable	(296)	––
Decrease in refunds and claims receivable	15,892	12,003
Increase in prepaid expenses	(90)	(716)
Increase in other assets	––	(647)
Increase in accounts payable and accrued expenses	168,457	291,572
Increase in deferred revenue	––	225,000
Increase in related party payables	(34,455)	322,918
Net cash provided by (used in) operating activities	(416,868)	418,386

Cash flow from investing activities:
Cash received from acquisition	674	––
Purchase of office equipment	(2,362)	––
License of intellectual property	––	(450,000)
Net cash provided by (used in) investing activities	(1,688)	(450,000)

Cash flow from financing activities:
Repayment of loans payable	(53,884)	(48,948)
Proceeds from issuance of capital stock	418,519	75,550
Common stock subscriptions received	1,000	5
Net cash provided by financing activities	365,635	26,607

Effect of exchange rate changes on cash	2,937	4,314

Net increase (decrease) in cash	(49,984)	(693)

Cash - beginning of period	64,753	65,446

Cash - end of period	$14,769	$64,753

NONCASH ACTIVITIES
Change from related party debt to non-related party debt	$––	$188,755
Common stock subscriptions receivable	$100	$1,600
Conversion of debt into common stock	$61,375	$1,509,016
Conversion of related party payable to related party convertible note payable	$572,496	$872,508
Discount on related party convertible debt	$––	$427,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$––	$137,423
Income taxes paid	$––	$––

The accompanying notes are an integral part of these consolidated financial statements

PEARTRACK SECURITY SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

•

Through the subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for viable environmental rental car opportunities, and its marketing and distribution endeavors for its environmental products. The Company anticipates that it will spin-out Ecologic Car Rentals and Ecologic Products, Inc. to its shareholders prior to the end of 2016.

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

On January 21, 2015, the "Company executed an Assignment and Licensed Rights Agreement (the “Agreement”) with PearLoxx Limited (“PearLoxx”) dated December 19, 2014, for the exclusive license in perpetuity of certain patented intellectual property (the “Licensed Property”). As consideration, the Company shall pay PearLoxx a percentage of gross receipts generated from the sale of the Licensed Property.  On March 9, 2015, the Company amended the License Agreement to include, among other things, as part of the consideration for the Licensed Product, the right for PearLoxx to purchase 5,706,506 shares of the Company’s common stock, valued at $1,711,952, for cash in the amount of $5,707.

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On October 22, 2015, the Company accepted the resignation of Mr. Paul Bernhard Burke as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

On November 5, 2015, Mr. Edward W. Withrow III resigned as Chairman and member of the board of directors.  This resignation did not involve any disagreement with the Company.  Mr. E. William Withrow Jr., currently President and Chief Executive Officer and a board member, succeeded him to serve as Interim Executive Chairman until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On November 5, 2015, the Company accepted the resignation of Mr. Arran de Moubray as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $13,780,583, and a working capital deficit of $3,390,772, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of December 31, 2015 and 2014, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. As of December 31, 2015 and 2014, exchange differences of $2,937 and $4,314, respectively, have been accumulated.

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

Comprehensive Income (Loss): ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has recognized $1,192,235 and ($99,417) in comprehensive income (loss), and has included these amounts as part of other comprehensive income (loss) on the accompanying statement of operations.

Revenue Recognition: The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.  As at December 31, 2015, the Company has not commenced its principal operations.

The Company has limited continuing revenue from customer contracts for its PearTrack tracking system. In addition, the Company provides consulting services as an additional revenue source.

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

Due to the Company’s recurring losses, its intellectual properties were evaluated for impairment.  As of December 31, 2015, the Company has determined that expected future cash flows were sufficient for recoverability of the assets.

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

Not Yet Adopted:

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606).  The objective of ASU No. 2014-08 is to clarify the principles for recognizing revenue and to develop a common revenue standard for US GAAP and IFRS.  The FASB created a new Topic 606, and IASB is issuing IFRS 15, to meet the joint objectives regarding revenue recognition.  The guidance in this Update affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The guidance in this Update supersedes the revenue recognition requirements in Topic 605, and most industry-specific guidance, as well as certain requirements contained within Topic 350 and Topic 360.  The standard is required to be adopted by public business entities in annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is not permitted.

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

NOTE 3. INVESTMENT IN SECURITIES

As of December 31, 2015 and 2014, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (“AZFL”) common stock (the “AZFL Shares”) with a fair value of $1,206,185 and $16,887, respectively. Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012 (the effective date of the Merger), once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  AZFL has not, to the Company’s knowledge, caused to register the AZFL shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014
Office equipment	$2,362	$5,258
Accumulated depreciation	(236)	(2,476)
Property and equipment, net, before disposals	2,126	2,782
Less: disposal of equipment	––	(2,782)
Property and equipment, net	$2,126	$––

As of December 31, 2014, the Company disposed of its equipment, valued at $0, and recognized a loss in the amount of $2,782.

Depreciation expense totaled $236 and $252 for the year ended December 31, 2015 and 2014, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2015	December 31, 2014
Intellectual property, unencumbered	$2,156,245	$450,000
Accumulated amortization	(167,370)	(15,000)
Intellectual property, unencumbered, net	1,988,875	435,000

Intellectual property, pledged to creditors	1,567.060	1,567.060
Accumulated amortization	(215,908)	(111,436)
Intellectual property, pledged to creditors, net	$1,351,152	$1,455,624

Amortization expense totaled $256,842 an $119,471 for the year ended December 31, 2015 and 2014, respectively.

NOTE 6. DEFERRED REVENUE

On June 30, 2014, the Company entered into a Service Agreement (“Service Agreement”) for consulting services to be provided by the Company in the corporate and government target markets. The Service Agreement was for a term of twelve (12) months commencing June 30, 2014, and included compensation of $450,000, which the Company has received in full.. During the year ended December 31, 2014, the Company recognized $225,000 as revenues earned.  Due to certain circumstances beyond the Company's control, the Company is unable to provide the remaining services contracted under the Service Agreement.  As a result, the Company has deferred the balance of consulting fees received in the amount of $225,000 until such time as it is given approval to continue its services under the Service Agreement.

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2015	December 31, 2014

Loans payable	$44,605	$98,489
Notes payable-short term	125,000	125,000
Notes payable-short-term-convertible	688,755	688,755
Total notes and loans payable	858,360	912,244

Notes payable consists of unsecured promissory notes issued in the principal sum of $858,360 and $912,244 as of December 31, 2015 and 2014, respectively.  The notes bear interest at a rate of between 5% and 15% per annum, and are due within one (1) year of written demand or by December 31, 2015.

As of December 31, 2015, notes payable includes the following convertible promissory notes:

Principal	Interest Rate	Conversion Rate	Maturity Date

$188,755	7%	$0.05	1 year from demand
$500,000	5%	$0.25	12/31/2015

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand. As of December 31, 2015 and 2014, respectively, $44,605 and $98,489 is outstanding, and no demand has been made.

As of December 31, 2015 and 2014, interest in the amount of $228,390 and $163,177, respectively, has been accrued and is included as part of accrued expenses on the accompanying balance sheet.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31 2015	December 31, 2014

Notes payable-short-term	$787,837	$787,837

Notes payable-long-term-senior	2,000,000	2,000,000
Less: unamortized discount	(254,716)	(341,221)
Total long-term notes payable, senior, net of discount	1,745,284	1,658,779

Notes payable-long-term-subordinate	1,022,079	449,583
Less: unamortized discount	(13,834)	––
Total long-term notes payable, subordinate, net of discount	1,008,245	449,583
Total long-term notes payable	2,753,529	2,108,362
Total notes payable	3,541,366	2,896,199

Accrued compensation	206,550	118,500
Reimbursed expenses payable	56,300	179,081
Total related party payable	262,850	297,581

Total related party transactions	$3,804,216	$3,193,780

Related party notes payable consists of the following convertible notes payable at December 31, 2015:

Description	Principal	Interest Rate	Conversion Rate	Maturity Date

Note payable-long-term-senior	$2,000,000	5%	$0.40	12/09/2018
Less: unamortized discount	(254,716)
Note payable-long-term-senior, net of discount	1,745,284

Note payable-short term	313,913	7%	$0.05	1 yr demand
Note payable-short-term	100,000	7%	$0.07	1 yr demand
Note payable-short term	373,924	5%	$0.05	Funding
Note payable-long-term, net of discount	1,008,245	4%-5%	$0.25	12/31/2017

Total	$3,541,366

All outstanding related party notes payable bear interest at the rate of between 4% and 7% per annum, are due and payable within between one (1) year of written demand and by December 9, 2018, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.40 per share.

On September 30, 2010, a convertible note payable was issued to a related party in the principal sum of $28,912. Modifications to the note have been made through December 31, 2015, to adjust the principal balance owing to $160,000 at December 31, 2015. The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a conversion strike price of $0.05 per share.  Interest in the amount of $16,616 and $5,416, respectively, has been accrued as of December 31, 2015 and 2014, and is included as part of accrued expenses on the accompanying balance sheets.

On December 31, 2011, a senior convertible promissory note was issued to a related party for unpaid compensation in the amount of $30,000. Modifications to the note were made through December 31, 2014, to adjust the principal balance owing to $373,924.  The note bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock at a conversion strike price of $0.05 per share.  Interest in the amount of $48,037 and $32,529 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into an Employment Agreement with Edward W. Withrow Jr., for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement is for a period of two (2) years, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $175,000 per year.  In addition, the Agreement provides for expense reimbursements, and an initial stock award of 1,000,000 restricted shares of the Company’s common stock. On December 31, 2014, a convertible promissory note was issued for unpaid compensation owing under the Agreement in the amount of $189,583. Modifications to the note have been made through December 31, 2015 to adjust the principal balance owing to $364,579. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. A certain portion of the principal in the amount of $43,749, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate has been reclassified as a discount on the note in the amount of $8,750.  During the year ended December 31, 2015, the Company expensed $2,917 in discount amortization.  As of December 31, 2015, $5,833 of unamortized discount remains, to be amortized over the next twelve (12) months. Interest in the amount of $12,781 and $0 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, a Nevada corporation (“HCFG”), a related party. The consulting agreement provides for HCFG to perform certain advisory and consulting functions for compensation in the amount of $20,000 per month for a period of three (3) years until December 4, 2017. On December 31, 2014, a convertible promissory note was issued for unpaid compensation owing under the consulting agreement in the amount of $260,000. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. Modifications to the note have been made through December 31, 2015 to adjust the principal balance owing to $443,000. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. A certain portion of the principal in the amount of $60,000, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate has been reclassified as a discount on the note in the amount of $12,000.  During the year ended December 31, 2015, the Company expensed $4,000 in discount amortization.  As of December 31, 2015, $8,000 of unamortized discount remains, to be amortized over the next twelve (12) months. Interest in the amount of $16,586 and $0 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Convertible Note (the “Convertible Note”) to seven (7) shareholders, of which two (2) shareholders are also directors of the Company (the “Note Holders”), in the aggregate sum of $2,000,000.  The Convertible Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018 (the “Maturity Date”), and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”). Pursuant to terms and conditions of the Convertible Note, principal payments may be made pro rata to the Note Holders prior to Maturity Date without penalty when/if the Company meets certain funding and earnings goals (Note 9).  In accordance with the Security Agreement, certain intellectual property licensed to the Company shall be pledged as collateral to secure punctual payment. In the event of default, the Company has the right to repurchase the intellectual property, for which the proceeds shall be paid to the Note Holders to satisfy the default.  The non-interest bearing Convertible Note has been recorded at its present value on the date of issuance using an imputed interest rate of 5%.  The difference between the face value and its present value has been recorded as a discount of $432,940, to be amortized over the term of the note. During the years ended December 31, 2015 and 2014, the Company has amortized $86,505 and $86,505, respectively, as interest expense.  There remains $254,716 and $341,221 in unamortized discount as of December 31, 2015 and 2014, respectively, to be expensed over the next 23 months.

On December 31, 2013, the Company, through its wholly owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes payable to Huntington Chase Ltd. in the aggregate principal sum of $153,912, for cash loans made to the Company between 2009 and 2013, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $48,916 and $38,143 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On January 5, 2014, a related party was assigned $100,000 of a convertible promissory note issued by the Company.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $9,932 and $4,932 has been accrued as of December 31, 2015 and 2014, and is included as part of accrued expenses on the accompanying balance sheets.

On December 1, 2014, the Company entered into an Employment Agreement with John D. Macey, a board member, to serve as Chief Technology Officer.  The employment agreement is for a term of two (2) years, and provides for compensation of $198,000 per year. On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owing under this agreement.  The note bears interest at a rate of 4% per annum, is due within two (2) years, and is convertible into the Company's common stock at a strike price of $0.25 per share.  No interest has been accrued as of December 31, 2015.

As at December 31, 2015 and 2014, respectively, affiliates and related parties are due a total of $3,804,216 and $3,193,780, which is comprised of loans to the Company of $3,541,366 and $2,896,199, accrued compensation of $206,550 and $118,500, and reimbursed expenses of $56,300 and $179,081, for a net increase of $610,436. During the year ended December 31, 2015, loans to the Company increased by $645,167, unpaid compensation increased by $88,050 and reimbursable expenses decreased by $122,781.

The Company’s increase in loans to the Company of $645,167 is due to an increase convertible notes payable of $572,496 resulting from unpaid compensation owed to related parties; and a decrease in unamortized discount of $72,671, which has been expensed in the current year;

The Company’s increase in unpaid compensation of $88,050 is due to an increase in unpaid compensation of $660,546 due to related parties, of which $572,496 was converted into convertible notes payable.

The Company’s expenses reimbursable to related parties decreased by $122,781 during the year ended December 31, 2015 and increase by $212,120 during the year ended December 31, 2014.

During the year ended December 31, 2015 and 2014, accrued interest increased by $71,848 and $81,712, respectively.  As of December 31, 2015 and 2014, accrued interest payable to related parties was $152,868 and $81,020, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Convertible Note (the “Convertible Note”) in the aggregate sum of $2,000,000. Pursuant to terms and conditions of the Convertible Note, principal payments may be made pro rata to the Note Holders prior to Maturity Date without penalty when/if the Company meets certain funding and earnings goals as follows: 1) 10% of any equity investment of $2,100,000 or more; or 2) $250,000 each year the Company’s retained earnings reaches or exceeds $1,500,000; or 3) $250,000 each year the Company’s EBITDA reaches or exceeds $3,000,000. As of December 31, 2015 and 2014, no contingent payments have been made.

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was payable upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2015, the Company has not commenced sales of the Licensed Product.

NOTE 10. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

On January 5, 2015, in connection with a certain consulting agreement, the Company granted a consultant the right to purchase 250,000 shares of its restricted common stock at $0.001 per share.  The shares, valued at $57,500, were purchased for cash in the amount of $250.  As a result, $57,250 has been recorded to deferred compensation, to be amortized over a twelve (12) month period.

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

On December 31, 2015 in connection with a certain Notice to Convert received from a non-related party, $61,375 in debt was converted at a price of $1.00 per share into 61,375 restricted shares of the Company’s common stock.

During the years ended December 31, 2015 and 2014, respectively, a total of $595,481 and $272,179 in deferred stock compensation was expensed. Deferred stock compensation expense of $137,273 and $675,504 remained at December 31, 2015 and 2014, respectively, to be amortized over the next eleven (11) months.

As of December 31, 2015 and 2014, respectively, the Company had 69,516,089 and 59,965,061 shares of common stock issued and outstanding.

NOTE 11. WARRANTS AND OPTIONS

As of December 31, 2015 and 2014, respectively, the Company has no warrants and 327,500 and 366,000 options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	75,000	0.25	240,000	$3.50
$3.20	102,500	5.25	328,000	$3.50
$2.00	150,000	1.00	300,000	$3.10
	327,500		$868,000	$3.10

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2014	366,000	$3.10
Issued	––	––
Exercised	––	––
Expired / Cancelled	(38,500)	$4.73
Outstanding at December 31, 2015	327,500	$3.10

During the year ended December 31, 2015 and 2014, respectively, the Company expensed a total of $0 and $60,000 in stock option compensation. There remains no deferred stock option compensation at December 31, 2015 and 2014, respectively.

NOTE 12. RESTRICTED STOCK AWARDS

As of December 31, 2015, the Company has awarded a total of 1,000,000 Restricted Stock Units. During the years ended December 31, 2015 and 2014, respectively, the Company expensed $114,583 and $125,000 in deferred compensation. There remained $0 and $114,583 in deferred compensation at December 31, 2015 and 2014, respectively.

NOTE 13. INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented below:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$4,572,000	$3,863,000
Less valuation allowance	(4,572,000)	(3,863,000)
Net deferred tax asset	$––	$––

A reconciliation of income taxes computed at the US federal statutory income tax rate to the change in valuation allowance is as follows:

	For the year ended
	December 31, 2015	December 31, 2014
Income (loss) before taxes	$(892,618)	$(1,920,226)
Statutory rate	34%	34%

Computed expected tax payable (recovery)	$303,000	$653,000
Non-recognizable income (loss)	(405,000)	(34,000)
Non-deductible expenses	––	––
Change in valuation allowance	(708,000)	(619,000)
Reported income taxes	$––	$––

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance for continuing operations was approximately $708,000 and $619,000 for the year ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had cumulative net operating loss carryforwards of approximately $13,519,000, and $11,493,000 for federal and state income tax purposes, respectively, which begin to expire in the year 01/01/2029. The Company has elected to forgo any carryback of its net operating losses.

The Company adopted uncertain tax position in accordance with ASC 740 on January 1, 2007, and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation.  The Company estimates that the unrecognized tax benefit will not change within the next twelve months.  The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its consolidated statements of operations.  The Company has incurred no interest or penalties as of December 31, 2015 and 2014.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2015, and has determined that there have been no events that would require disclosure.

*       *       *       *       *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 29, 2015, Seale & Beers, CPAs (“S&B”) will no longer act as the Company’s independent registered public accounting firm, pursuant to a mutually agreed upon decision made by the Company’s Audit Committee and S&B, which was approved by the Company’s Board of Directors.

The reports of S&B regarding the Company’s financial statements for the fiscal year ended December 31, 2013 and 2014 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of S&B on the Company’s financial statements for fiscal years ended December 31, 2013 and 2014 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2013 and 2014, and during the period from January 1, 2015 to October 29, 2015, the date of dismissal, (i) there were no disagreements with S&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of S&B would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided S&B with a copy of the foregoing disclosures and requested that S&B furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed November 18, 2015.

Effective November 16, 2015, the Board of Directors of the Company engaged Dave Banerjee, CPA (“Banerjee”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2015.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of Banerjee, the Company (a) has not engaged Banerjee as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Banerjee regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Banerjee concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

As of December 31, 2015, the end of the Company’s fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2015:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Edward W. Withrow Jr.	President and Chief Executive Officer Director Chairman of the Board	78	October 17, 2014 July 2, 2009 November 5, 2015
Calli R. Bucci	Chief Financial Officer Secretary	51	August 16, 2011 November 1, 2011
John L. Ogden	Director	62	March 3, 2008
William B. Nesbitt	Director	76	November 6, 2011
Dr. Martin A. Blake	Director	59	August 12, 2010
John D. Macey	Director	53	October 17, 2014
Philip J. Woolas	Director	56	February 20, 2015

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

Edward W. Withrow Jr., President & CEO, Chairman of the Board, Director

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

Calli Bucci, Secretary and Chief Financial Officer

Ms. Bucci has over 30 years’ experience in the field of finance and business management. Prior to holding the position of Chief Financial Officer for PearTrack Security Systems, Inc., Ms. Bucci was Controller of the Company since January 2010, and was responsible for general ledger, quarterly certified reviews, annual audits, preparation for SEC filings, customer billing and invoicing, multi-state payroll, licenses and consolidated corporate income taxes.

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

William B. Nesbitt, Director

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

Dr. Martin A. Blake, Director

Dr. Blake is a sustainability expert with over 25 years’ experience developing strategic plans and influencing high profile stakeholders within governments, NGOs as well as the postal, construction, healthcare, oil and gas and charity sectors.

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

Family Relationships

There are no family relationships among its directors or executive officers:

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

During the calendar year 2015, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee. Audit Committee meetings were held in conjunction with Board of Director’s meetings.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to the Company with respect to the year ended December 31, 2015, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2015, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)

its principal executive officer;

(b)

each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2015 and 2014.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
Edward W. Withrow Jr. (1)	2015	175,000	(1)	None	114,583	None	None	None	None		289,583
President, CEO, and Chairman of the Board	2014	175,000	(1)	None	125,000	None	None	None	None		300,000
Calli Bucci (2)	2015	120,000	(2)	None	74,748	None	None	None	None		194,748
Chief Financial Officer and Secretary	2014	10,000	(2)	None	6,229	None	None	None	69,000	(2)	85,229
John D Macey (3)	2015	198,000	(3)	10,000	None	None	None	None	None		208,000
Director	2014	16,500	(3)	None	None	None	None	None	55,000	(3)	71,500
William B. Nesbitt (4)	2015	None		None	None	None	None	None	None		None
Director	2014	198,925	(4)	None	None	60,000 (4)	None	None	None		258.925
Edward W. Withrow III (5)	2015	240,000	(5)	None	None	None	None	None	None		240,000
Former Chairman of the Board and Director	2014	420,000	(5)	None	None	None	None	None	None		420,000

(1)

Pursuant to Mr. Withrow Jr.’s employment agreement, $175,000 and $175,000 in compensation has been expensed during 2015 and 2014, respectively.  In addition, he was awarded 1,000,000 restricted stock units, with a total value of $250,000.  During 2015 and 2014, respectively, $114,583 and $125,000 was vested.  All compensation earned under the employment agreement is deferred until the Company reaches certain funding goals.  As such, as of December 31, 2015, $364,579 of Mr. Withrow Jr.’s salary was converted into a convertible promissory note, which matures December 31, 2016, accrues interest at 5% per annum, and is convertible into the Company’s common stock at $0.25 per share.

(2)

Pursuant to Ms. Bucci's employment agreement dated December 1, 2014, $120,000 and $10,000 in compensation has been expensed during 2015 and 2014, respectively. All compensation earned under the agreement is deferred until the Company reaches certain funding goals. Prior to December 2014, Ms. Bucci provided consulting services to the Company for $5,000 per month, also deferred until funding goals are met.

(3)

Pursuant to Mr. Macey's employment agreement dated December 1, 2014, $198,000 and $16,500 in compensation has been expensed during 2015 and 2014, respectively. All compensation earned under the employment agreement is deferred until the Company reaches certain funding goals. As such, on December 31, 2015 a convertible promissory note was issued to Mr. Macey in the principal amount of $198,000, which matures December 31, 2017, accrues interest at 4% per annum, and is convertible into the Company’s common stock at $0.25 per share. Prior to December 2014, Mr. Macey provided consulting services to the Company for $5,000 per month, also deferred until funding goals are met.

(4)

Pursuant to Mr. Nesbitt’s employment agreement, he was granted 1,500,000 options, with a total value of $180,000.  As of December 31, 2015, $180,000 was vested.  In addition, during 2013, Mr. Nesbitt was granted the right to purchase 500,000 shares of the Company’s common stock, with a total value of $75,000.  All compensation earned under the employment agreement is deferred until the Company reaches certain funding goals. As such, as of December 31, 2015, a convertible promissory note was issued to Mr. Nesbitt in the principal sum of $373,924, which is due once the Company meets certain funding goals, accrues interest at 5% per annum, and is convertible into the Company’s common stock at $0.05 per share.

(5)

Pursuant to the Company’s consulting agreement with Huntington Chase Financial Group, for services provided by Mr. Withrow, $240,000 and $420,000 in consulting fees has been expensed during 2015 and 2014, respectively.  As of December 31, 2015, $433,000 in consulting fees owed under this agreement has been converted into a convertible promissory note, which matures December 31, 2016, accrues interest at 5% per annum, and is convertible into the Company’s common stock at $0.25 per share. In addition, $160,000 in consulting fees was converted into a convertible promissory note, due upon demand, accruing interest at 7% per annum, and convertible into the Company’s common stock at $0.05 per share.

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

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into an employment agreement with Edward W. Withrow Jr., for his services as President and Chief Executive Officer of the Company. The agreement is for a period of two (2) years, and provides for compensation of $175,000 per year, as well as expense reimbursements, and an initial stock award of 1,000,000 restricted shares of the Company’s common stock.

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

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with John D. Macey, a member of the board of directors, for his services in the area of technology, sales and marketing.  The consulting agreement, commencing January 1, 2014, provides for compensation in the amount of $60,000 per year for a period of two (2) years, until December 4, 2016.  On December 1. 2014, the consulting agreement was superseded by an employment agreement with Mr. Macey, to serve as Chief Technology Officer.  The employment agreement provides for compensation in the amount of $198,000 per year for a period of two (2) years, until December 1, 2016.

On December 1, 2014, the Company entered into an employment agreement with Calli Bucci for her services as Chief Financial Officer. The agreement is for a period of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s common stock.

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

Equity Compensation Plan

The Company maintains the 2009 Stock Option Plan ("the 2009 Plan"), wherein 20,000,000 restricted shares of common stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the 2009 Plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the board of directors will determine who shall receive options, the number of shares of common stock that may be purchased under the options.  As of December 31, 2015, the Company has granted options to purchase a total of 327,500 restricted shares of the Company’s common stock.

Stock Options/SAR Grants

No options were granted to the Company’s directors and officers during the years ended December 31, 2015 and 2014.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal years ended December 31, 2015 or 2014, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Options Granted	Number of Options Unexercisable	Number of Options Exercisable	Exercise Price	Expiration Date
Edward W. Withrow III	75,000	––	75,000	$3.20	4/19/2016
William B. Nesbitt	150,000	––	150,000	$2.00	11/1/2016
Kyle W. Withrow	25,000	––	25,000	$3.20	4/19/2021
John L. Ogden	15,000	––	15,000	$3.20	4/19/2021
Edward W. Withrow Jr.	15,000	––	15,000	$3.20	4/19/2021
Shelley Meyers	15,000	––	15,000	$3.20	4/19/2021
Myles Lambert	10,000	––	10,000	$3.20	4/19/2021
Paul Christensen	10,000	––	10,000	$3.20	4/19/2021
Calli R. Bucci	5,000	––	5,000	$3.20	4/19/2021
Martin A. Blake	5,000	––	5,000	$3.20	4/19/2021
Rodolfo Madrigal	2,500	––	2,500	$3.20	4/19/2021
	327,500	––	327,500

During the years ended December 31, 2015 and 2014, respectively, the Company expensed a total of $0 and $60,000 in stock option compensation. There remains no deferred stock option compensation at December 31, 2015.

Compensation of Directors

The Company reimburses its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director's fees or other cash compensation for services rendered as a director since the Company’s inception to December 31, 2015.

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2015, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

The following table sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of the Company’s common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Withrow Sinclair & Co. 1327 Ocean Ave. Suite B Santa Monica, CA 90401	16,461,909		23.68%

Phyllis Dionne De Moubray Chester Mountain Street Chilham Kent CT48DQ UK	7,713,783	[2]	11.10%

Edward W. Withrow III 1327 Ocean Ave. Suite B Santa Monica, CA 90404	6,692,552	[2]	9.63%
	75,000	[3]	ESOP
Brook Invest & Finance PO Box 146 Road Town, BVI	5,706,506		8.21%

Edward W. Withrow Jr. 133 Cumberland Way Alameda, CA 94502	5,170,855	[2]	7.44%
	15,000	[3]	ESOP
John D. Macey Parkfield, Park Road Willaston Neston Cheshire CH64 1TJ UK	3,851,892		5.54%

Paul B. Burke Heron House, Withinlee Road Prestbury, Cheshire SK10 4AT UK	3,851,892		5.54%

Adrian Pegler 4 Highmoor View Waterhead, Oldham OL4 2SL UK	3,821,076		5.50%

John L. Ogden 675 Bering Drive, Suite 675 Houston, TX 77057	2,926,384	[2]	4.21%
	15,000	[3]	ESOP
MJ Management Services, Inc. 1327 Ocean Avenue, Suite B Santa Monica, CA 90401	2,301,058	[2]	3.31%
	5,000	[3]	ESOP
William B. Nesbitt 549 Carcaba Road Saint Augustine, FL 32084	664,063		0.96%
	150,000	[3]	ESOP
Martin A. Blake Harbor House, Forres Morayshire, UK IV36 3YE	5,000	[3]	ESOP

Total	59,161,972		85.10%
	265,000		ESOP

[1]

Based upon 69,516,089 shares issued and outstanding at March 31, 2016. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]	Includes direct and indirect ownership
[3]	Stock options granted under 2009 ESOP, fully vested

Directors and officers as a group (6 shareholders)	18,735,328		26.96%
More than 5% ownership (5 shareholders)	40,426,644		58.14%
Total	59,161,972		85,10%

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2015, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

On September 30, 2010, a convertible note payable was issued to a related party in the principal sum of $28,912. Modifications to the note have been made through December 31, 2015, to adjust the principal balance owing to $160,000 at December 31, 2015. The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a conversion strike price of $0.05 per share.  Interest in the amount of $16,616 and $5,416, respectively, has been accrued as of December 31, 2015 and 2014, and is included as part of accrued expenses on the accompanying balance sheets.

On December 31, 2011, a senior convertible promissory note was issued to a related party for unpaid compensation in the amount of $30,000. Modifications to the note were made through December 31, 2014, to adjust the principal balance owing to $373,924.  The note bears interest at a rate of five percent (5%) per annum, is payable upon certain equity funding goals, and is convertible into the Company’s common stock at a conversion strike price of $0.05 per share.  Interest in the amount of $48,037 and $32,529 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into an Employment Agreement with Edward W. Withrow Jr., for his services as President and Chief Executive Officer of the Company (the “Agreement”). The initial term of the Agreement is for a period of two (2) years, and is automatically renewed annually unless terminated by either party. The Agreement provides for initial compensation of $175,000 per year.  In addition, the Agreement provides for expense reimbursements, and an initial stock award of 1,000,000 restricted shares of the Company’s common stock. On December 31, 2014, a convertible promissory note was issued for unpaid compensation owing under the Agreement in the amount of $189,583. Modifications to the note have been made through December 31, 2015 to adjust the principal balance owing to $364,579. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. A certain portion of the principal in the amount of $43,749, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate has been reclassified as a discount on the note in the amount of $8,750.  During the year ended December 31, 2015, the Company expensed $2,917 in discount amortization.  As of December 31, 2015, $5,833 of unamortized discount remains, to be amortized over the next twelve (12) months. Interest in the amount of $12,781 and $0 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 4, 2013, the Company, through its wholly owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, a Nevada corporation (“HCFG”), a related party. The consulting agreement provides for HCFG to perform certain advisory and consulting functions for compensation in the amount of $20,000 per month for a period of three (3) years until December 4, 2017. On December 31, 2014, a convertible promissory note was issued for unpaid compensation owing under the consulting agreement in the amount of $260,000. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. Modifications to the note have been made through December 31, 2015 to adjust the principal balance owing to $443,000. The note bears interest at a rate of five percent (5%) per annum, is due within two (2) years, and is convertible into the Company’s common stock at a strike price of $0.25 per share. A certain portion of the principal in the amount of $60,000, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion rate and the market rate has been reclassified as a discount on the note in the amount of $12,000.  During the year ended December 31, 2015, the Company expensed $4,000 in discount amortization.  As of December 31, 2015, $8,000 of unamortized discount remains, to be amortized over the next twelve (12) months. Interest in the amount of $16,586 and $0 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On December 9, 2013, the Company, through its wholly owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Convertible Note (the “Convertible Note”) to seven (7) shareholders, of which two (2) shareholders are also directors of the Company (the “Note Holders”), in the aggregate sum of $2,000,000.  The Convertible Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018 (the “Maturity Date”), and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”). Pursuant to terms and conditions of the Convertible Note, principal payments may be made pro rata to the Note Holders prior to Maturity Date without penalty when/if the Company meets certain funding and earnings goals (Note 9).  In accordance with the Security Agreement, certain intellectual property licensed to the Company shall be pledged as collateral to secure punctual payment. In the event of default, the Company has the right to repurchase the intellectual property, for which the proceeds shall be paid to the Note Holders to satisfy the default.  The non-interest bearing Convertible Note has been recorded at its present value on the date of issuance using an imputed interest rate of 5%.  The difference between the face value and its present value has been recorded as a discount of $432,940, to be amortized over the term of the note. During the years ended December 31, 2015 and 2014, the Company has amortized $86,505 and $86,505, respectively, as interest expense.  There remains $254,716 and $341,221 in unamortized discount as of December 31, 2015 and 2014, respectively, to be expensed over the next 23 months.

On December 31, 2013, the Company, through its wholly owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes payable to Huntington Chase Ltd. in the aggregate principal sum of $153,912, for cash loans made to the Company between 2009 and 2013, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $48,916 and $38,143 has been accrued as of December 31, 2015 and 2014, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

On January 5, 2014, a related party was assigned $100,000 of a convertible promissory note issued by the Company.  The note bears interest at a rate of 7% per annum, is due within one (1) year of written demand, and is convertible into the Company’s common stock at a strike price of $0.07 per share. Interest in the amount of $9,932 and $4,932 has been accrued as of December 31, 2015 and 2014, and is included as part of accrued expenses on the accompanying balance sheets.

On December 1, 2014, the Company entered into an Employment Agreement with John D. Macey, a board member, to serve as Chief Technology Officer.  The employment agreement is for a term of two (2) years, and provides for compensation of $198,000 per year. On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owing under this agreement.  The note bears interest at a rate of 4% per annum, is due within two (2) years, and is convertible into the Company's common stock at a strike price of $0.25 per share.  No interest has been accrued as of December 31, 2015.

As at December 31, 2015 and 2014, respectively, affiliates and related parties are due a total of $3,804,216 and $3,193,780, which is comprised of loans to the Company of $3,541,366 and $2,896,199, accrued compensation of $206,550 and $118,500, and reimbursed expenses of $56,300 and $179,081, for a net increase of $610,436. During the year ended December 31, 2015, loans to the Company increased by $645,167, unpaid compensation increased by $88,050 and reimbursable expenses decreased by $122,781.

The Company’s decrease in loans to the Company of $645,167 is due to an increase convertible notes payable of $572,496 resulting from unpaid compensation owed to related parties; and a decrease in unamortized discount of $72,671, which has been expensed in the current year;

The Company’s increase in unpaid compensation of $88,050 is due to an increase in unpaid compensation of $660,546 due to related parties, of which $572,496 was converted into convertible notes payable.

The Company’s expenses reimbursable to related parties decreased by $122,781 during the year ended December 31, 2015 and increase by $212,120 during the year ended December 31, 2014.

During the year ended December 31, 2015 and 2014, accrued interest increased by $71,848 and $81,712, respectively.  As of December 31, 2015 and 2014, accrued interest payable to related parties was $152,868 and $81,020, respectively, and is included as part of accrued expenses on the accompanying balance sheets.

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

The Company currently acts with nine directors, consisting of Edward W. Withrow Jr, John L. Ogden, William B. Nesbitt, John D. Macey, , Dr. Martin A. Blake and Philip J. Woolas. The Company has determined that Mr. Philip J. Woolas and Dr. Martin A. Blake are “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2015 and 2014, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2015 $	2014 $
Audit Fees	24,500	15,250
Audit Related Fees	––	46
Tax Fees	––	––
All Other Fees	––	––
Total	24,500	15,296

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

Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014 with respect to the authorized shares and name change	Filed with the SEC on October 2, 2014 as part of the Company’s Current Report on Form 8-K
(10)	Material Contracts
10.1	Agreement and Plan of Merger dated April 26, 2009	Filed with the SEC on April 30, 2009 as part of the Company’s Current Report on Form 8-K
10.2	Employment agreement dated January 30, 2009 between the Company and Mr. Plamondon	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.3	Agreement dated April 28, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009as part of the Company’s Current Report on Form 8-K
10.4	Agreement dated May 15, 2009 between the Company and Audio Eye, Inc.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.5	Employment agreement dated June 29, 2009 between the Company and Mr. Keppler.	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.6	Memorandum of Understanding dated May 12, 2009 between the Company and Green Solutions & Technologies, LLC	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.7	Form of Debt Settlement Subscription Agreement dated July 1, 2009 between the Company and John L. Ogden	Filed with the SEC on July 9, 2009 as part of the Company’s Current Report on Form 8-K
10.8	Service Agreement dated September 24, 2009 between Ecologic Products, Inc. and Park ‘N Fly Inc.	Filed with the SEC on September 29, 2009 as part of the Company’s Current Report on Form 8-K
10.9	Agreement dated September 29, 2009 between the Company and North Sea Securities LP.	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.10	Consulting Agreement with Matrix Advisors, LLC dated October 1, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.11	Consulting Agreement with Huntington Chase Ltd. for Advisory Services dated October 12, 2009	Filed with the SEC on April 14, 2010 as part of the Company’s Annual Report on Form 10-K
10.12	Advisory Agreement for Executive Services of Norman A. Kunin dated as of January 1, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.13	Independent Consulting Agreement between the Company and Prominence Capital, LLC effective as of April 5, 2010	Filed with the SEC on August 16, 2010 as part of the Company’s Current Quarterly Report on Form 10-Q
10.14	Agreement dated November 23, 2010 with BMO Capital Markets	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.15	Independent Consulting Agreement between the Company and Oracle Capital Partners, LLC effective as of April 1, 2011.	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.16	Placement Agent Agreement between the Company and View Trade Securities, Inc. effective as of April 12, 2011	Filed with the SEC on August 15, 2011 as part of the Company’s Current Quarterly Report on Form 10-Q
10.17	Employment Agreement between the Company and William B. Nesbitt effective as of November 1, 2011	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
10.18	Share Exchange Agreement and Plan of Merger dated March 16, 2012	Filed with the SEC on March 22, 2012 as part of the Company’s Current Report on Form 8-K
10.19	Consulting Agreement between the Company and Greg Suess dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.20	Consulting Agreement between the Company and NUF Enterprises LLC dated July 5, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.21	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.22	Engagement Letter between the Company and Wellington Shields & Co., LLC dated September 12, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.23	Modification Agreement between the Company and Huntington Chase Financial Group dated October 12, 2012	Filed with the SEC on April 1, 2013 as part of the Company’s Annual Report on Form 10-K
10.24	Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015 as part of the Company’s Current Report on form 8-K
10.25	Amendment to the Assignment and Licensed Rights Agreement between the Company and PearLoxx Limited dated March 9, 2015	Filed with the SEC on April 11, 2015 as part of the Company’s Current Report on form 8-K
(16)	Auditors Letters
16.4	Letter dated June 7, 2013 from Anton & Chia LLC	Filed with the SEC on June 10, 2013 as part of the Company’s Current Report on Form 8-K
16.5	Letter dated November 18, 2015 from Seale & Beers CPA's	Filed with the SEC on November 18, 2015 as part of the Company’s Current Report on Form 8-K
(21)	Subsidiaries of the Registrant
21.1	PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Consents
23.1	Letter from Seale and Beers, CPA’s dated April 15, 2014	Filed with the SEC on April 15, 2014 as part of the Company’s Annual Report on Form 10-K
23.2	Letter from Seale and Beers, CPA’s dated April 15, 2015	Filed with the SEC on April 15, 2015 as part of the Company’s Annual Report on Form 10-K
23.3*	Letter from Seale and Beers, CPA’s dated June 6, 2016	Filed herewith
23.4*	Letter from Dave Banerjee, CPA dated May 17, 2016	Filed herewith
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Edward W. Withrow Jr.	Filed herewith
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Edward W. Withrow Jr.	Filed herewith
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEARTRACK SECURITY SYSTEMS, INC.

Dated: June 6, 2016	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President, Chief Executive Officer, and Executive Chairman

Dated: June 6, 2016	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PEARTRACK SECURITY SYSTEMS, INC.

Dated: June 6, 2016	/s/ Edward W. Withrow Jr.
Edward W. Withrow Jr.
President, Chief Executive Officer, and Executive Chairman

Dated: June 6, 2016	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer, Secretary

Dated: June 6, 2016	/s/ John L. Ogden
John L. Ogden
Director

Dated: June 6, 2016	/s/ William B. Nesbitt
William B. Nesbitt
Director

Dated: June 6, 2016	/s/ Dr. Martin A. Blake
Dr. Martin A. Blake
Director

Dated: June 6, 2016	/s/ John D. Macey
John D. Macey
Director

Dated: June 6, 2016	/s/ Philip J. Woolas
Philip J. Woolas
Director