Form 10-Q
period 2016-03-31
ENIGMA-BULWARK, LTD
filed 2023-06-06
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to _________

Commission File Number 333-139045

ENIGMA-BULWARK, LTD.

(Exact name of registrant as specified in its charter)

Nevada	46-4733512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3415 South Sepulveda Blvd., Suite 1100-#1234, Los Angeles, CA	90034
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(888) 287-9994

PearTrack Security Systems, Inc.

(Former Name)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2016, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2016.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(As restated)
ASSETS
Current assets
Cash and cash equivalents	$4,140	$14,769
Accounts receivable	1,104	296
Other receivables	2,795	--
Prepaid expenses	504	806
Total current assets	8,543	15,871

Non-current assets
Investment in securities	1,326,804	1,206,185
Property and equipment, net	2,008	2,126
Intangible assets, unencumbered, net	--	1,988,875
Intangible assets, pledged to creditors, net	--	1,351,152
Other assets	6,447	6,447
Total non-current assets	1,335,259	4,554,785

TOTAL ASSETS	$1,343,802	$4,570,656

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,096,223	$1,240,470
Deferred revenue	--	225,000
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	305,266	262,627
Total current liabilities	2,760,079	3,086,687

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	2,931,806	2,753,530
Total long-term liabilities	2,931,806	2,753,530
Total liabilities	5,691,885	5,840,217

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 and 69,516,089 issued and outstanding as of March 31, 2016, and December 31, 2015, respectively	69,382	69,516
Additional paid in capital	10,924,718	10,920,448
Subscriptions receivable	--	(100)
Accumulated deficit	(16,664,004)	(13,460,627)
Accumulated comprehensive income	1,321,821	1,201,202
Total stockholders' deficit	(4,348,083)	(1,269,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,343,802	$4,570,656

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
Revenue
Service fees	$225,000	$--
Product sales	863	2,387
Total revenue	225,863	2,387
Cost of sales	4,380	4,012
Gross profit (loss)	221,483	(1,625)

Operating expenses
General and administrative expenses	202,418	457,975
Impairment losses	3,340,027	--
Total operating expenses	3,542,445	457,975

Operating loss	(3,320,962)	(459,600)

Other income (expenses)
Gain on write-off of accrued payroll taxes	145,711	--
Gain on settlement of accounts payable	33,075	--
Gain on reduction in promissory note and accrued interest	--	305,576
Interest expense	(36,266)	(27,224)
Discount amortization	(25,025)	(21,330)
Realized gain on currency translation	90	567
Total other income (expenses)	117,585	257,589

Net loss	(3,203,377)	(202,011)

Comprehensive income (loss)
Unrealized gain on currency translation	--	4,541
Unrealized gain (loss) on securities	120,619	(16,887)

Net comprehensive income (loss)	120,619	(12,346)

Net loss and comprehensive income (loss)	$(3,082,758)	$(214,357)

Net loss per share - basic and diluted	$(0.046)	$(0.003)

Weighted average common shares outstanding - basic and diluted	69,382,753	61,930,877

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the three months ended March 31, 2015
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2014	59,965,061	$59,965	$8,126,703	$(1,600)	$(11,695,730)	$8,967	$(3,501,695)

Issuance of common stock for services	250,000	250		(250)			--

Issuance of common stock for cash	1,883,147	1,883	35,780	(37,663)			--

Issuance of common stock for intellectual property	5,706,506	5,707	1,706,245	(5,707)			1,706,245

Subscriptions received				43,370			43,370

Amortization of restricted stock awards			178,450				178,450

Net loss					(202,011)	(12,346)	(214,357)

Equity Balance, March 31, 2015	67,804,714	$67,805	$10,047,178	$(1,850)	$(11,897,741)	$(3,379)	$(1,787,987)

	For the three months ended March 31, 2016
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2015, as restated	69,516,089	$69,516	$10,920,448	$(100)	$(13,460,627)	$1,201,202	$(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscription canceled			(100)	100			--

Amortization of restricted stock awards			4,236				4,236

Net income (loss)					(3,203,377)	120,619	(3,082,758)

Equity Balance, March 31, 2016	69,382,753	$69,382	$10,924,718	$--	$(16,664,004)	$1,321,821	$(4,348,083)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flow from operating activities:
Net loss and comprehensive income (loss)	$(3,082,758)	$(214,357)
Comprehensive income (loss)	120,619	(12,346)
Net loss	(3,203,377)	(202,011)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred stock compensation	4,236	178,450
Accruals converted to related party loans	153,251	103,749
Depreciation and amortization	118	45,855
Discount amortization	25,025	21,330
Gain on write-off of accrued payroll taxes	(145,711)	--
Gain on settlement of accounts payable	(33,075)	--
Gain on reduction in promissory note and accrued interest	--	(305,576)
Gain on foreign exchange	(90)	(567)
Impairment losses-intangible assets	3,340,027	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(808)	(849)
Decrease in refunds and claims receivable	--	9,120
Increase in other receivables	(2,795)	--
Decrease in prepaid expenses	302	268
Increase in accounts payable and accrued expenses	34,629	31,288
Decrease in deferred revenue	(225,000)	--
Increase in related party payables	42,639	51,886
Net cash used by operating activities	(10,629)	(67,057)

Cash flow from financing activities:
Repayment of loans payable	--	(8,336)
Proceeds from issuance of common stock	--	43,370
Net cash provided by financing activities	--	35,034

Net decrease in cash	(10,629)	(32,023)

Cash - beginning of period	14,769	64,753

Cash - end of period	$4,140	$32,730

NONCASH ACTIVITIES
Common stock subscriptions receivable	$(100)	$1,850
Conversion of related party payable to related party convertible promissory note	$153,251	$103,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The accompanying unaudited consolidated financial statements of Enigma-Bulwark, Ltd., (the “Company” or “Enigma”) have been prepared in accordance with generally accepted accounting principles.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2015. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

The Company was incorporated in Nevada on September 30, 2005, and is headquartered in Los Angeles, California. Formerly PearTrack Security Systems, Inc., the Company’s name was changed to Enigma-Bulwark, Ltd., on October 9, 2019, pursuant to a majority of the Company’s shareholders and unanimous resolution of the board of directors.

Enigma-Bulwark, Ltd. (“Enigma” or “Company”) is a security and risk management company that provides physical security, technology-systems integration, and risk management advisory services.  Services offered to assess and mitigate risk include security guards, risk management analysis, and proprietary and third-party technology and software. Target markets include corporations, governments and individuals across the globe.

As of March 31, 2016, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

The Company intends to provide a unique solution to security issues in the intermodal shipping container marketplace, with its patented container tracking and locking system, EnigmaLok (formerly PearLoxx), the rights of which were licensed to the Company in perpetuity in 2015.

Through the subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for strategic opportunities for its shareholders, as management believes that the brands have value for companies with environmentally-friendly consumer-related products and services.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $3,082,758, an accumulated deficit of $16,664,004, and a working capital deficit of $2,751,536 as of March 31, 2016, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

The Company’s fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the estimates related to asset impairments of long-lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically, and the effects of revisions are reflected in the consolidated financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Fair Value Hierarchy

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2: Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3: Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

The Company’s investment in securities are classified as Level 1 assets, and were valued using the quoted prices in the active market (Note 3).

Fair Value of Financial Instruments

As of March 31, 2016, and December 31, 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2016, and December 31, 2015, the Company had no cash equivalents.

Foreign Currency Translation

Items included in the financial statements of the Company’s subsidiary are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s reporting currency.

The results and financial position of PearTrack Systems Group, Ltd., the Company’s wholly owned subsidiary, has a functional currency different from the reporting currency, the British Pound, and is translated into the reporting currency as follows:

(i)assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

(ii)income and expenses for each statement of operations are translated at average exchange rates on a monthly basis; and

(iii)all resulting exchange differences are recognized as a separate component of equity.

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the three months ended March 31, 2016 and 2015, respectively, exchange differences of $0 and $4,541 were recognized.  As of March 31, 2016 and 2015, respectively, exchange differences of $7,079 and $8,683 have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2014	$4,142
Unrealized exchange differences during period	4,541
Balance, March 31, 2015	$8,683

Balance, December 31, 2015	$7,079
Unrealized exchange differences during period	--
Balance, March 31, 2016	$7,079

Investments in Securities

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

Property and Equipment

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

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives of 4 to 20 years. Application development stage costs for significant internally developed software projects are capitalized and amortized on a straight-line basis over the useful life of 2 to 5 years. Costs to extend and maintain patents and trademarks are charged directly to expense as incurred.

Impairment of Long-Lived Assets

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that its intellectual property, with a carrying value of $3,340,027, was impaired.  As a result, an impairment loss of $3,340,027 was recognized for the period ended March 31, 2016.

Convertible Debt

The Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Revenue Recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of March 31, 2016, the Company has not commenced its principal operations, generating limited test sales of its security product line.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

Income Taxes

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

As of March 31, 2016, the Company had not yet filed its 2013 through 2015 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

Net Income (Loss) Per Common Share

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the three months ended March 31, 2016 and 2015, respectively, other comprehensive income (losses) of $120,619 and ($12,346) have been recognized.  As of March 31, 2016 and 2015, respectively, other comprehensive income (loss) of $1,321,821 and ($3,379) has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$4,142	$4,825	$8,967
Gain (loss)	4,541	(16,887)	(12,346)
Balance, March 31, 2015	$8,683	$(12,062)	$(3,379)

Balance, December 31, 2015	$7,079	$1,194,123	$1,201,202
Gain (loss)	--	120,619	120,619
Balance, March 31, 2016	$7,079	$1,314,712	$1,321,821

Stock Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 is part of the Simplification Initiative, and its objective of to simplify the presentation of debt issuance costs.  This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  The amendments in this Update are effective for the Company’s consolidated financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 is part of the Simplification Initiative, and its objective is to simplify the measurement of inventory.  This Update applies to inventory that is measured using FIFO or average cost, and requires an entity measure inventory at the lower of cost and net realizable value.  The amendments in this Update are effective for the Company’s consolidated financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.  ASU 2015-16 is part of the Simplification Initiative, and eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.

Not Yet Adopted:

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for the Company beginning January 1, 2018, with early adoption not permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of March 31, 2016, and December 31, 2015, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the three months ended March 31, 2016 and 2015, respectively, $120,619 and ($16,887) in unrealized gains (losses) were recognized and included as part of comprehensive income (loss).  As of March 31, 2016, and December 31, 2015, respectively, $1,314,742 and $1,194,123 in cumulative unrealized gains were recognized, and the securities held a fair value of $1,326,804 and $1,206,185.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Office equipment	$2,362	$2,362
Accumulated depreciation	(354)	(236)
Property and equipment, net	$2,008	$2,126

During the three months ended March 31, 2016 and 2015, respectively, $118 and $0 in depreciation was expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2016	December 31, 2015
Intellectual property, unencumbered	$2,156,245	$2,156,245
Accumulated amortization	(167,370)	(167,370)
Impairment losses	(1,988,875)	--
Intellectual property, unencumbered, net	--	1,988,875

Intellectual property, pledged to creditors	1,567,060	1,567,060
Accumulated amortization	(215,908)	(215,908)
Impairment losses	(1,351,152)	--
Intellectual property, pledged to creditors, net	$--	$1,351,152

During the three months ended March 31, 2016 and 2015, respectively, the Company recognized $1,988,875 and $0 in impairment losses related to its unencumbered intellectual property, and $1,351,152 and $0 in impairment losses related to its intellectual property pledged to creditors, for a total of $3,340,027 and $0 in impairment losses.

During the three months ended March 31, 2016 and 2015, respectively, $0 and $45,855 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2016	December 31, 2015
Accounts payable-vendors	$666,052	$745,094
Accrued payroll and taxes	44,995	146,466
Accrued interest	385,176	348,910

Total accounts payable and accrued expenses	$1,096,223	$1,240,470

During the three months ended March 31, 2016, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain vendor accounts payable in the amount of $33,075, and previously accrued payroll taxes in the amount of $145,711, was extinguished, and a gain of $178,786 was recognized.

NOTE 7. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014 (the “Service Agreement”), revenue received in the amount of $450,000 was deferred, to be recognized over the term of the agreement, or twelve (12) months. During the year ended December 31, 2014, the Company recognized a total of $225,000 as revenues earned. Due to certain events beyond the Company’s control, the customer was unable to meet the terms of the Service Agreement, and the contract expired.  There was no refund clause within the Service Agreement, and the remaining $225,000 in deferred revenues have been recognized during the three months ended March 31, 2016.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2016	December 31, 2015
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at March 31, 2016, and December 31, 2015:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $16,259 and $65,213 was expensed. As of March 31, 2016, and December 31, 2015, respectively, interest in the amount of $244,649 and $228,390 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	March 31, 2016	December 31, 2015

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(233,149)	(254,716)
Total long-term notes payable, secured, net of discount	1,766,851	1,745,284

Notes payable, convertible, long-term, subordinate	1,175,330	1,022,079
Less: unamortized discount	(10,375)	(13,833)
Total long-term convertible notes payable, unsecured, net of discount	1,164,955	1,008,246
Total long-term notes payable	2,931,806	2,753,530
Total notes payable	3,432,036	3,253,760

Accrued compensation	236,550	206,550
Reimbursable expenses/cash advances payable	68,716	56,077
Total related party payable	305,266	262,627

Total related party transactions	$3,737,302	$3,516,387

Related party notes payable consists of the following convertible notes payable at March 31, 2016, and December 31, 2015:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$313,913	7	$0.05	1 year from demand	[1]
Adrian Pegler	100,000	7	$0.07	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	503,000	5	$0.05	12/31/2021
E. William Withrow Jr.	408,330	5	$0.05	12/31/2021
John Macey	264,000	4	$0.25	12/31/2023
Total	1,175,330
Less: unamortized discount	(10,375)
Total long-term	1,164,955

Total convertible notes payable	$1,665,185

[1] No demand has been made.

[2] The requisite funding goals for repayment have not been met.

All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share.

As of March 31, 2016, and December 31, 2015, respectively, affiliates and related parties are due a total of $3,737,302 and $3,516,387, which is comprised of promissory notes to related parties, net of unamortized discounts of $243,524 and $268,549, in the amount of $3,423,036 and $3,253,760; accrued compensation in the amount of $236,550 and $206,550; and reimbursable expenses/cash advances to the Company in the amount of $68,716 and $56,077; for a net increase of $220,915 and $322,607. During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, promissory notes to related parties increased by $153,251 and $284,889, unamortized discounts decreased by $25,025 and $72,672, accrued compensation increased by $30,000 and $88,050, and reimbursable expenses/cash advances increased (decreased) by $12,639 and ($123,004).

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, promissory notes to related parties, net of unamortized discounts, increased by $178,276 and $645,168 as a result of an increase in accrued compensation owed to related parties in the amount of $153,251 and $572,496 converted to convertible promissory notes; an increase in discounts resulting from beneficial conversion features in the amount of $0 and $20,750; and a decrease in unamortized discount in the amount of $25,025 and $93,422.

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, $183,251 and $722,946 in related party compensation was accrued, of which $153,251 and $572,496 was converted into convertible promissory notes, and $0 and $62,400 in payments to related parties were made, for a net increase in accrued compensation in the amount of $30,000 and $88,050.

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, reimbursable expenses/cash advances owed to related parties increased (decreased) by $12,639 and ($123,004) as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $12,639 and $17,582; and repayments to related parties in the amount of $0 and $140,586.

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, $20,007 and $57,467 in interest on related party loans was expensed. As of March 31, 2016, and December 31, 2015, respectively, $140,527 and $120,520 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the three months ended March 31, 2016, 133,336 shares of the Company’s restricted common stockwere canceled in connection with consulting services not provided pursuant to consulting agreements.  As a result, $134 was recorded to additional paid in capital.

During the three months ended March 31, 2016, subscriptions receivable in the amount of $100 were canceled.  As a result, $100 was recorded to additional paid in capital.

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, a total of $4,236 and $595,482 in deferred stock compensation was expensed. Deferred stock compensation of $99,836 and $104,072 remained at March 31, 2016, and December 31, 2015, respectively, to be amortized over the next nine (9) months.

As of March 31, 2016, and December 31, 2015, respectively, the Company had 69,382,753 and 69,516,089 shares of common stock issued and outstanding.

NOTE 11. STOCK OPTIONS AND AWARDS

Stock Options

As of March 31, 2016, and December 31, 2015, the Company had 327,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	75,000	0.05	$240,000	$3.20
$3.20	102,500	5.05	328,000	$3.20
$2.00	150,000	0.60	300,000	$2.65
	327,500		$868,000	$2.65

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2015	327,500	$2.65
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at March 31, 2016	327,500	$2.65

During the three months ended March 31, 2016, and the year ended December 31, 2015, respectively, the Company expensed no stock option compensation.  There remained no deferred stock option compensation at March 31, 2016, and December 31, 2015.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

Restricted Stock Awards

During the three months and the year ended March 31, 2016, and December 31, 2015, respectively, 0 and 250,000 restricted stock awards were granted, valued at $0 and $57,250; and 156,252 and 2,433,331 restricted stock awards vested, for which $4,236 and $595,482 in deferred stock compensation was expensed. As of March 31, 2016, and December 31, 2015, respectively, there remained 416,669 and 572,921 shares to be vested, and $99,836 and $104,072 in deferred stock compensation to be expensed over the next nine (9) months.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2014	2,756,252	$642,304
Granted	250,000	57,250
Vested	(2,433,331)	(595,482)
Forfeited/Canceled	--	--
Outstanding at December 31, 2015	572,921	104,072
Granted	--	--
Vested	(156,252)	(4,236)
Forfeited/Canceled	--	--
Outstanding at March 31, 2016	416,669	$99,836

NOTE 14. CORRECTION OF ERROR

During 2023, the Company discovered that the Convertible Promissory Note dated December 31, 2011, as modified through December 31, 2014, issued to Mr. William B. Nesbitt was overstated.  The overstatement was the result of an error made in the accrual of compensation in connection with Mr. Nesbitt’s underlying Employment Agreement.  The error resulted in overstatements of general and administrative expense for the years ended December 31, 2012 through 2014, and interest expense for the years ended December 31, 2012 through 2015.  The errors have been corrected by restating each of the affected financial statement line items for the year ended December 31, 2015, and recognizing a gain on extinguished debt for the cumulative effect on the consolidated statements of operations. The following tables summarize the impacts on the Company’s consolidated financial statements:

	As previously reported December 31, 2015	Adjustments		As restated December 31, 2015
CONSOLIDATED BALANCE SHEETS
Assets
Current assets	$15,871	$--		$15,871
Non-current assets	4,554,785	--		4,554,785
Total assets	$4,570,656	$--		$4,570,656

Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,272,819	$(32,349)	[1]	$1,240,470
Notes payable-short term convertible-related party	787,837	(287,607)	[2]	500,230
Other current liabilities	1,345,987	--		1,345,987
Total current liabilities	3,406,643	(319,956)		3,086,687
Long-term liabilities	2,753,530	--		2,753,530
Total liabilities	6,160,173	(319,956)		5,840,217

Stockholders' deficit
Accumulated deficit	(13,780,583)	319,956	[3] [4]	(13,460,627)
Other equity	12,191,066	--		12,191,066
Total stockholders' deficit	(1,589,517)	319,956		(1,269,561)
Total liabilities and stockholders' deficit	$4,570,656	$--		$4,570,656

CONSOLIDATED STATEMENTS OF OPERATIONS

Operating loss	$(1,850,012)	$--		$(1,850,012)
Other income (expenses)
Gain on extinguished debt	--	305,576	[3]	305,576
Interest expense	(141,500)	14,380	[4]	(127,120)
Other income (expenses)	(93,341)	--		(93,341)
Total other income (expenses)	(234,841)	319,956		85,115
Net loss	(2,084,853)	319,956		(1,764,897)
Net comprehensive loss	1,192,235	--		1,192,235
Net loss and comprehensive loss	$(892,618)	$319,956		$(572,662)
Net loss per share - basic and diluted	$(0.03)	$--		$(0.03)

[1]	Cumulative correction to accrued interest
[2]	Cumulative correction to principal portion of promissory note
[3]	Cumulative correction to principal portion of promissory note [2] and changes to interest expense through 2014 of $17,968
[4]	Correction for changes to 2015 interest expense

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2016, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period April 1, 2016 to December 31, 2022, the Company increased its loans from related parties by $2,392,163, from a total of $3,737,302 at March 31, 2016, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $2,057,135, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $5,278,235 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $985,140, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) an increase in accrued compensation of $242,173 as a result of (i) $5,637,880 in accrued compensation, of which $5,278,235 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses/cash advances to the Company of $31,472.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

On October 1, 2018, the Company entered into an Employment Agreement with Mr. Kyle W. Withrow to serve as the Company’s Chief Executive Officer. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, as well as customary bonuses and employee benefits. In addition, the agreement includes a grant to purchase 1,000,000 shares of the Company’s restricted common stock, valued at $10,000, for $0.001 per share.

On October 1, 2018, in connection with the Employment Agreement, the Company issued 1,000,000 shares of its restricted common stock at $0.001 per share, for cash in the amount of $1,000.

On October 11, 2018, the Company executed an Intellectual Property Agreement (the “Safer Agreement”) with Safer, Inc., a Florida corporation (the “Seller”), for the acquisition of certain intellectual property, as defined within the Safer Agreement, in the area of security and risk management (“Intellectual Property”). Pursuant to the Safer Agreement, in exchange for all rights, title and interest in the Intellectual Property, among other things, the Company shall deliver to Seller:

1.Common Stock Purchase Agreement providing for the Seller the right to purchase 3,500,000 shares of the Company’s restricted common stock at a price of $0.001 per share, for $3,500 cash; and

2.Revenue Sharing Agreement providing for a cash earn-out of 3% to be paid to the Seller, up to $1,000,000 paid to Seller, derived from the Adjusted Gross Revenue generated by the Company in connection with the Intellectual Property; and

3.Royalty Agreement providing for a royalty of 1.5% of the Adjusted Gross Revenue generated by the Company in connection with the Intellectual Property.

On October 11, 2018, in connection with the Safer Agreement, the Company issued 3,500,000 shares of its restricted common stock at $0.001 per share, for cash in the amount of $3,500.

On November 1, 2018, the Company entered into a consulting agreement with MJ Management Services, Inc., for the services of Ms. Calli R. Bucci to serve as the Company’s Chief Financial Officer. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s common stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

On November 1, 2018, the Company entered into a Consulting Agreement with Huntington Chase LLC for the services of Mr. Edward W. Withrow III. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $240,000 per year.

On December 31, 2018, in connection with the Company’s inability to successfully commercialize the intellectual property acquired from PearTrack Systems Group in 2013 (collectively, the “PearTrack IP”), all rights, title and interest in the PearTrack IP reverted to the former licensees and, pursuant to the terms of the collateralized agreement, the related Senior Secured Convertible Note (the “Note”) issued to the former licensees (the “Note Holders”) is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

On May 1, 2019, the Company entered into Consulting Agreement with Mr. David Rocke. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 6,875,093 options to purchase shares of the Company’s common stock, valued at $39,875 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

On May 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into Consulting Agreement with Mr. Michael Gabriele, to serve as its President, and the President of its subsidiary, Enigma-Bulwark Security, Inc. The agreement is for an initial term of three (3) years, and provides a base compensation of $175,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 2,750,040 options to purchase shares of the Company’s common stock, valued at $15,950 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

On August 29, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. David Rocke. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 6,667,000 shares of the Company’s restricted common stock, valued at $66,670, for $0.001 per share, plus the issuance of shares of the Company’s restricted common stock equal to seven percent (7%) of any issuance of common stock through May 15, 2019, originating from any financial instrument issued by the Company or its subsidiaries, in exchange for certain restrictions placed upon Mr. Rocke’s business activities.

On August 29, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Michael Gabriele, the President of the Company’s subsidiary, Enigma-Bulwark Risk Management, Inc. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 6,667,000 shares of the Company’s restricted common stock, valued at $66,670, for $0.001 per share, plus the issuance of shares of the Company’s restricted common stock equal to seven percent (7%) of any issuance of common stock through May 15, 2019, originating from any financial instrument issued by the Company or its subsidiaries, in exchange for certain restrictions placed upon Mr. Gabriele’s business activities.

On August 29, 2019, in connection with the Rocke and Gabriele NC Agreement, the Company issued 13,334,000 shares of its restricted common stock at $0.001 per share for cash in the amount of $13,334, plus 210,000 shares under the non-dilution provision at $0.001 per share for cash in the amount of $210.

On August 30, 2019, the Company formed Enigma-Bulwark Risk Management, Inc., a Delaware corporation and wholly-owned subsidiary, and acquired 100% of the common stock of Enigma-Bulwark Security, Inc., a Delaware corporation also formed by the Company.

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into Consulting Agreement with Mr. Clive Oosthuizen to serve as its Chief Executive Officer. The agreement is for an initial term of three (3) years, and provides a base compensation of $180,000 year one, $210,000 year two, and $240,000 year three, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a $25,000 signing bonus, and a grant of 1,250,000 options to purchase shares of the Company’s common stock, valued at $625 using the Black-Scholes method, at an exercise price of $0.05 per share.  The options are exercisable for a period of five (5) years, and vest periodically over a period of thirty-six (36) months. The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.

On September 20, 2019, in connection with the exercise of certain stock options, the Company issued 4,010,470 shares of its restricted common stock to related parties at an exercise price of $0.005, for cash in the amount of $20,052.

On October 1, 2019, the Company entered into a Consulting Agreement with Ms. Yinuo Jiang to serve as the Company’s Corporate Secretary effective October 8, 2019, among other duties. The agreement is for an initial term of three (3) years, and provides a base compensation of $100,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant to purchase 1,000,000 shares of the Company’s restricted common stock, valued at $10,000, for $0.001 per share.

On October 1, 2019, in connection with the Consulting Agreement, the Company issued 1,000,000 shares of its restricted common stock at $0.001 per share, for cash in the amount of $1,000.

On October 6, 2019, pursuant to a resolution of the board of directors, the Company issued an aggregate of 6,000,000 shares of its restricted common stock, valued at $60,000, to its officers and directors at $0.001 per share, for cash in the amount of $6,000.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016, AND DECEMBER 31, 2015

On October 10, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Clive Oosthuizen, the Chief Executive Officer of the Company’s subsidiary, Enigma-Bulwark Risk Management, Inc. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 4,000,000 shares of the Company’s restricted common stock, valued at $360,000, for $0.001 per share, plus the issuance of shares of the Company’s restricted common stock equal to four and one-half percent (4.5%) of any issuance of common stock originating from any financial instrument issued by the Company or its subsidiaries during the term, in exchange for certain restrictions placed upon Mr. Oosthuizen’s business activities.

On October 10, 2019, in connection with the Oosthuizen NC Agreement, the Company issued 4,000,000 shares of its restricted common stock at $0.001 per share for cash in the amount of $4,000.

On December 20, 2019, in connection with the exercise of certain stock options, the Company issued 802,094 shares of its restricted common stock to related parties at an exercise price of $0.005 for cash in the amount of $4,010.

On September 8, 2020, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into a Joint Venture Agreement (the “JV Agreement”) with Prime African Security, Ltd., a South African corporation (“Prime”), to provide security and risk management services in South Africa. The joint venture formed Prime Enigma Africa (Pty) Ltd., a South African corporation (the “Joint Venture”), for which Prime owns 51% of the common stock and the Company owns 49%.  The JV Agreement is for an initial term of three (3) years, and automatically renews unless canceled in writing by either party.

On August 31, 2021, in connection with the conversion of related party debt in the amount of $1,238,251, the Company issued an aggregate of 23,066,991 shares of its restricted Common Stock to six (6) related parties, including three (3) officers, of which $941,096 was at a conversion price of $0.05 per share, and $297,155 was at a conversion price of $0.07 per share.

On November 5, 2021, in connection with the conversion of debt in the amount of $696,301, the Company issued 2,785,205 shares of its restricted Common Stock at a conversion price of $0.25 per share.

On January 1, 2022, in connection with a consulting agreement, the Company issued 2,500,000 shares of restricted common stock at $0.001 per share for cash in the amount of $2,500.

Management Changes:

On June 23, 2016,  Mr. David M. Engert was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On January 20, 2017, Mr. David M. Engert resigned as a member of the board of directors.  This resignation did not involve any disagreement with the Company.

On September 19, 2018, Mr. E. William Withrow Jr. resigned as President and Chief Executive Officer.  This resignation did not involve any disagreement with the Company.  Mr. Kyle W. Withrow, succeeded him to serve as President and Chief Executive Officer until the next annual meeting of the shareholders and/or until he, or his successor is duly appointed.

On September 20, 2019, during a meeting of the board of directors, Mr. John D. Macy was not re-elected to the board of directors.

On October 4, 2019, Mr. Clive Oosthuizen, Mr. David M. Rocke and Ms. Calli R. Bucci were appointed to the Board, to serve until the next annual meeting of the shareholders.

On October 8, 2019, Ms. Calli R. Bucci resigned as Corporate Secretary.  This resignation did not involve any disagreement with the Company.  Ms. Yinuo “Rachel” Jiang succeeded her to serve as Corporate Secretary until the next annual meeting of the shareholders and/or until she, or her successor is duly appointed.

On January 12, 2021, Mr. John L. Ogden resigned as a Board member.  This resignation did not involve any disagreement with the Company.  Mr. Kyle W. Withrow, the Company’s President and Chief Executive Officer, succeeded him as a director until the next annual meeting of the shareholders and/or until he, or his successor is duly appointed.

On April 6, 2021, Mr. E. William Withrow Jr. resigned as Executive Chairman of the Board.  His resignation did not involve any disagreement with the Company. Mr. Clive Oosthuizen, a Board member, and the President of the Company’s subsidiary, Enigma-Bulwark Risk Management, Inc., succeeded him.

On April 6, 2021, Mr. Kyle W. Withrow resigned as the Company President and Chief Executive Officer, and as a Board member.  His resignation did not involve any disagreement with the Company. Mr. Oosthuizen succeeded him as President and Chief Executive Officer until the next annual meeting of the shareholders and/or until he, or his successor, is duly appointed.  The vacant Board member seat resulting from Mr. Withrow’s resignation will remain open until a new member is elected at the next annual meeting of the shareholders, or is duly appointed by the Board.

On April 12, 2021, Mr. David Rocke resigned as a Board member and consultant.  His resignation was preceded by the Company’s inquiry into Mr. Rocke’s performance in connection with his Consulting Agreement dated May 1, 2019.  The vacant Board member seat resulting from Mr. Rocke’s resignation will remain open until a new member is elected at the next annual meeting of the shareholders, or is duly appointed by the Board.

On April 12, 2021, Mr. Michael Gabriele resigned as President of Enigma-Bulwark Risk Management, Inc. and its subsidiaries. His resignation did not involve any disagreement with the Company.

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

The Company’s unaudited consolidated financial statements are stated in United States Dollars (US$), and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Enigma” refer to Enigma-Bulwark, Ltd., and its subsidiaries, unless otherwise indicated.

Corporate History

The Company was incorporated in Nevada on September 30, 2005, and is headquartered in Los Angeles, California. Formerly PearTrack Security Systems, Inc., the Company’s name was changed to Enigma-Bulwark, Ltd., on October 9, 2019, pursuant to a majority of the Company’s shareholders and unanimous resolution of the board of directors.

Enigma-Bulwark, Ltd. (“Enigma” or “Company”) is a security and risk management company that provides physical security, technology-systems integration, and risk management advisory services.  Services offered to assess and mitigate risk include security guards, risk management analysis, and proprietary and third-party technology and software. Target markets include corporations, governments and individuals across the globe.

During 2014 through 2016, the Company, operating as PearTrack Security Systems, Inc., initiated a test deployment of its platform and system globally, and managed clients seeking to track their assets in motion and in remote locations.

During 2016 through 2018, the Company sought financing for the finalization of the PearLoxx container locking and tracking prototype.  In addition, strategic acquisitions were pursued to expand the Company’s intellectual property portfolio.

Due to the Company’s inability to successfully commercialize the PearTrack IP tracking platform acquired in 2013, all rights, title and interest in the PearTrack IP reverted to the former licensees on December 31, 2018, and, pursuant to the terms of the collateralized agreement, the related Note issued to the licensors (the “Note Holders”) was canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverted to the Note Holders.  As a result, in 2018, the Company recognized a gain on the extinguishment of debt of $2,000,000.

Although the PearTrack IP commercialization was unsuccessful, the Company continued to focus on security and risk management, and acquired intellectual property that is based on a patent-pending 2 interactive spontaneous video security technology (the “Safer IP”).  On October 11, 2018, the Company executed an Intellectual Property Purchase Agreement (the “Safer Agreement”) with Safer, Inc., a Florida corporation (the “Seller”), for the acquisition of the Safer IP.  Pursuant to the Safer Agreement, in exchange for all rights, title and interest in the Safer IP, among other things, the Company delivered to Seller:

1.Common Stock Purchase Agreement providing for the Seller the right to purchase 3,500,000 shares of the Company’s restricted common stock at a price of $0.001 per share, for $3,500 cash; and

2.Revenue Sharing Agreement providing for a cash earn-out of 3% to be paid to the Seller, up to $1,000,000 paid to Seller, derived from the Adjusted Gross Revenue generated by the Company in connection with the Safer IP; and

3.Royalty Agreement providing for a royalty of 1.5% of the Adjusted Gross Revenue generated by the Company in connection with the Safer IP.

In 2019, the Company was presented with an opportunity to start a security and risk management business headquartered in Cape Town, South Africa, and identified key management to operate the business unit.  On August 30, 2019, the Company formed Enigma-Bulwark Risk Management, Inc., a Delaware corporation and wholly-owned subsidiary (“EBRM”), to maintain the Company’s security and risk management operations and assets.

2 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its Patent Application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.

In addition, EBRM acquired 100% of the shares of Enigma-Bulwark Security, Inc., a Delaware corporation formed by the Company in May 2019 (“EBS”). The Company attracted key senior management talent with backgrounds in structured finance, insurance, management, and M&A.  On August 8, 2019, EBS received its license to provide physical security officers from the Florida Department of Agriculture and Consumer Services, and commenced its security protection operations in southern Florida, providing security services to the hospitality industry, as well as large events and VIPs/celebrities.

As part of the development of the South African business unit, the Company, through EBRM, entered into a Joint Venture Agreement (the “JV Agreement”) on September 8, 2020, with Prime African Security, Ltd., a South African corporation (“Prime”), to provide security and risk management services in South Africa. The joint venture formed Prime Enigma Africa (Pty) Ltd., a South African corporation (the “Joint Venture”), for which Prime owns 51% of the common stock and the Company owns 49%.  The JV Agreement is for an initial term of three (3) years, and automatically renews unless canceled in writing by either party.

COVID-19 Pandemic

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic, and on March 13, 2020, former President Donald J. Trump declared the virus a national emergency in the United States.  As of the date of the filing of this Quarterly Report, the WHO reports over 757 million confirmed COVID-19 cases and over 6.8 million deaths worldwide, including over 1.1 million in the U.S. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.

The COVID-19 pandemic may adversely affect the Company’s clients’ operations, its employees and its employee productivity. It may also impact the ability of the Company’s subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. These effects, and the direct effect of the virus and the disruption on the Company’s employees and operations, may negatively impact both the Company’s ability to meet customer demand and its revenue and profit margins. The Company’s employees, in many cases, are working remotely and using various technologies to perform their functions. The Company might experience delays or changes in customer demand, particularly if customer funding priorities change. Further, in reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit the Company’s ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, the Company may experience a material adverse effect on its business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

Current Business

The Company is currently structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation (“EBRM”), and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

Enigma-Bulwark, Ltd. Los Angeles, California	Parent Corporation Patented EnigmaLok Locking Technology
Enigma-Bulwark Risk Management, Inc. Cape Town, South Africa	Tethered Drone System (Patent-Pending) Network-Based Video Surveillance (Patent-Pending) Security and Risk Management / Intelligence Security Guard Operations Hotels, Events, VIPs
•Enigma-Bulwark Security, Inc. Miami, Florida
•Prime-Enigma Africa Pvt. Joint Venture
Ecologic Products, Inc. / Ecologic Car Rentals, Inc. Los Angeles, California	Environmental Transportation and Products Seeking Strategic Opportunities

Through its wholly-owned subsidiary, EBRM, the Company is operating a security and risk management business, and developing its proprietary, patent-pending and patented technology. EBRM is focused on providing security guards, both armed and unarmed, as well as security consulting and systems integration of security technology and software through the development of its patent-pending intellectual property, along with third-party Plug-N-Play products.

In August 2019, the Company, through EBRM’s subsidiary, Enigma-Bulwark Security, Inc. (“EBS”), a Delaware corporation, established and operates a full-service security business targeting hospitality, corporate/executives, and petroleum assets. In Miami, Florida. EBS services include security guards, both armed and unarmed, as well as CCTV and video capture technology and security consulting services. As of October 2022, EBS maintains a staff of approximately forty-five (45) employees, including over forty (40) fully licensed security personnel, serving eleven (11) luxury and boutique hotels, restaurants and resorts in the greater Miami Beach, Florida, area.

In August 2020, EBRM formed a joint venture with Prime African Security, Ltd. Pty, a Pretoria, South Africa based full-service security company, accredited under the Private Security Industry Regulation Act 56 of 2001 (PSIRA), called Prime-Enigma Africa  Ltd. Pty (“Prime-Enigma”) headquartered in Pretoria, South Africa. Prime-Enigma is currently bidding on security tenders from large international corporations operating in South Africa.

The Company also intends to provide a unique solution to security issues in the intermodal shipping container marketplace, with its patented container tracking and locking system, EnigmaLok (formerly PearLoxx), the rights of which were licensed to the Company in perpetuity in 2015.

Through the subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for strategic opportunities for its shareholders, as management believes that the brands have value for companies with environmentally-friendly consumer-related products and services.

Management

Management experience and insight translates into best practices and proven strategies that will help anticipate and respond to myriad facility, operational, and safety challenges with confidence. Enigma’s management has extensive knowledge and experience in many fields requiring security and risk management protocols, such as multinational corporations, mining houses, telecommunication providers, transportation and energy companies.

Enigma’s team is at the core of its value, with decades of intelligence and military experience, as well as technology expertise and specialized experience in:

•advanced training techniques

•new and innovative technology applications

•intelligence and reconnaissance

•risk assessment and threat identification.

The Enigma team includes individuals with backgrounds from U.S. and South African Special Forces and military intelligence, and applies its experience to deliver measured and effective security management, regardless of adversary or operating environment. Additionally, Enigma is sensitive and experienced at managing low-profile, security operations in challenging environments.

The Company works with a core management team to remain flexible during times of non-engagement. With over forty years of professional military service, the Enigma team has established a large network of security professionals that can be deployed on a global basis. The Company will continue to identify diverse and skilled security personnel, and develop innovative solutions across the full spectrum of security needs.

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ending March 31, 2016, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of March 31, 2016, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of March 31, 2016, the Company had total assets of $1,343,802 compared with total assets of $4,570,656 at December 31, 2015. The decrease in total assets of $3,226,854 is attributable to a decrease in cash of $10,629, an increase in accounts receivable of $808, an increase in other receivables of $2,795, a decrease in prepaid expenses of $302, an increase in investment in securities of $120,619, depreciation of $118, and impairment of intangible assets of $3,340,027.

As of March 31, 2016, the Company had total liabilities of $5,691,885 compared with total liabilities of $5,840,217 at December 31, 2015. The decrease in total liabilities of $148,332 is attributable to a decrease in accounts payable and accrued expenses of $144,247, a decrease in deferred revenue of $225,000, an increase in related party payables of $42,639, and an increase in related party convertible notes payable, net of unamortized discount, of $178,276.

Results of Operations

Three months ended March 31, 2016, compared to three months ended March 31, 2015.

	For the three months ended
	March 31, 2016	March 31, 2015
Revenue	$225,863	$2,387

Cost of sales	$4,380	$4,012

Gross profit (loss)	$221,483	$(1,625)

General and administrative expenses	$202,418	$457,975

Impairment losses	$3,340,027	$––

Operating loss	$(3,320,962)	$(459,600)

Gain on extinguished debt	$178,786	$305,576

Interest expense	$(36,266)	$(27,224)

Discount amortization	$(25,025)	$(21,330)

Realized gain on currency translation	$90	$567

Net loss	$(3,203,377)	$(202,011)

Net comprehensive income (loss)	$120,619	$(12,346)

Net loss and comprehensive income (loss)	$(3,082,758)	$(214,357)

Revenue

For the three months ended March 31, 2016, revenue in the amount of $225,863 consisted of $225,000 in consulting services fees and $863 in limited sales resulting from test marketing of PearTrack tracking products.

For the three months ended March 31, 2015, revenue in the amount of $2,387 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At March 31, 2016, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended March 31, 2016 and 2015, cost of sales in the amount of $4,380 and $4,012 consisted of limited product and system costs related to the PearTrack product line.

At March 31, 2016, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended
	March 31, 2016	March 31, 2015	Variances
Legal and accounting fees	$––	$2,500	$(2,500)
Management fees	183,251	183,249	2
Other outside services	250	3,750	(3,500)
Amortization of stock options/stock compensation	4,235	178,450	(174,215)
Depreciation and amortization	118	45,855	(45,737)
Rent expense	1,314	18,741	(17,427)
Office supplies and miscellaneous expenses	13,250	25,430	(12,180)
Total general and administrative expenses	$202,418	$457,975	$(255,557)

General and administrative expenses in the amount of $202,418 for the three months ended March 31, 2016, were comprised of $183,251 of management fees, $250 of other consulting fees, $4,235 of amortization of stock compensation, $118 of depreciation and amortization, $1,314 of rent expense, and $13,250 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $457,975 for the three months ended March 31, 2015, were comprised of $2,500 of legal and accounting fees, $183,249 of management fees, $3,750 of other consulting fees, $178,450 of amortization of stock compensation, $45,855 of depreciation and amortization, $18,741 of rent expense, and $25,430 of office overhead and other general and administrative expenses.

General and administrative expenses of $202,418 for the three months ended March 31, 2016, as compared to $457,975 for the three-month period ended March 31, 2015, resulted in a decrease in general and administrative expenses for the current period of $255,557. The decrease in general and administrative expenses of $255,557 was attributable to the following items:

•a decrease in legal, accounting and professional fees of $2,500, due to no expenses incurred in the current period;

•an increase in management of $2 due rounding differences; and

•a decrease in other consulting fees of $3,500 due to the expiration of a consulting agreement, resulting in no fees paid in the current period; and

•a decrease in amortization of stock options/stock compensation of $174,215, due to fully amortized deferred stock compensation in the prior year, resulting in a decrease of $141,015, and the cancellation of previously expensed stock compensation resulting in a decrease of $33,200 in the current period; and

•a decrease in depreciation and amortization expense of $45,737, due to the impairment of intellectual property, resulting in a decrease in amortization expense in the current period of $45,855, and the acquisition of office equipment, resulting an increase in depreciation expense of $118 in the current period, compared to no expense for the same period in the prior year; and

•a decrease in rent expense of $17,427, primarily due to the sub-lease of office space; and

•a decrease in other general and administrative expenses of $12,180, due to increases in research and development of $6,616 and taxes, licenses and permits of $1,243, and decreases in meals, entertainment and promotion of $2,340, office expense of $2,833, telephone of $3,493, travel of $10,396 and other office supplies and miscellaneous expenses of $977.

General and administrative expenses for the three months ended March 31, 2016 and 2015, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the three months ended March 31, 2016, the Company incurred a net operating loss of $3,203,377, compared with a net operating loss of $202,011 for the three months ended March 31, 2015. The increase in net loss of $3,001,366 is attributable to an increase in revenue of $223,476, an increase in cost of goods sold of $368, a decrease in general and administrative expenses of $255,557, an increase in impairment losses of $3,340,027, a decrease in gain on extinguishment of debt of $126,790, an increase in interest expense of $9,042, an increase in discount amortization of $3,695, and a decrease in realized gains on foreign currency changes of $477.

During the three months ended March 31, 2016, the Company generated net comprehensive income of $120,619, compared with a net comprehensive loss of $12,346 for the three months ended March 31, 2015.  The increase in net comprehensive income of $132,965 is attributable to a decrease in unrealized gain on currency translation of $4,541, and an increase in unrealized gain on securities of $137,506.

Liquidity and Capital Resources

Working Capital Deficit
	March 31, 2016	December 31, 2015	Increase (decrease)
Current assets	$8,543	$15,871	$(7,328)
Current liabilities	2,760,079	3,086,687	(326,608)
Working capital (deficit)	$(2,751,536)	$(3,070,816)	$(319,280)

As of March 31, 2016, and December 31, 2015, respectively, the Company had $4,140 and $14,679 in cash.

The Company had a working capital deficit of $2,751,536 as of March 31, 2016, compared to a working capital deficit of $3,070,816 at December 31, 2015.  The decrease in working capital deficit of $319,280 is primarily attributable to a decrease in cash of $10,629, an increase in accounts receivable of $808, an increase in other receivables of $2,795, a decrease in prepaid insurance of $302, a decrease in accounts payable and accrued expenses of $144,247, a decrease in deferred revenue of $225,000, and an increase in related party payable of $42,639.

Cash Flows	For the three months ended
	March 31, 2016	March 31, 2015	Increase (decrease)
Net cash used by operating activities	$(10,629)	$(67,057)	$56,428
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	35,034	(35,034)
Net decrease in cash	$(10,629)	$(32,023)	$21,394

Cash Flows from Operating Activities

During the three months ended March 31, 2016, the Company used $10,629 of cash flow from operating activities, compared with $67,057 for the three months ended March 31, 2015. The decrease in cash used by operating activities of $56,428 is primarily attributable to an increase in the net loss from operations of $3,001,366; increases in accruals converted to related party loans of $49,502, discount amortization of $3,695, and impairment losses of $3,340,027; decreases in stock compensation/stock option amortization of $174,214, depreciation and amortization of $45,737, gain on extinguished debt of $126,790, and foreign exchange gains of $477; increases in the changes in accounts receivable of $41, prepaid expenses of $34, and accounts payable and accrued expenses of $3,341; and decreases in the changes in refunds and claims receivable of $9,120, other receivables of $2,795, deferred revenue of $225,000, and related party payables of $9,247.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 and 2015, the Company was provided with/used no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, the Company was provided with no cash flows from financing activities, compared with $35,034 during the three months ended March 31, 2015. The decrease in cash flows provided by financing activities of $35,034 is attributable to decreases in repayments of related party loans of $8,336 and proceeds from the issuance of common stock of $43,370.

As of March 31, 2016, affiliates and related parties are due a total of $3,737,302, which is comprised of promissory notes to related parties, net of unamortized discounts of $243,524, in the amount of $3,432,036; accrued compensation in the amount of $236,550; and reimbursable expenses/cash advances to the Company in the amount of $68,716; for a net increase of $220,915. During the three months ended March 31, 2016, promissory notes to related parties, net of unamortized discounts, increased by $178,276, accrued compensation increased by $30,000, and reimbursable expenses/cash advances owed to related parties increased by $12,639.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $3,082,758, an accumulated deficit of $16,664,004, and a working capital deficit of $2,751,536, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, the unaudited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s audited consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s consolidated financial statements is critical to an understanding of its consolidated financial statements.  The following should be read in conjunction with Note 2 to the Company’s consolidated financial statements, “Summary of Significant Accounting Policies”:

Impairment reviews

Management is required to perform tests annually, or more often if necessary, for impairment of its finite lived and indefinite lived assets, to determine if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment testing is an area involving management judgement, requiring assessment as to whether the carrying value of assets can be supported by the net present value of future cash flows derived from such assets using cash flow projections which have been discounted at an appropriate rate. In calculating the net present value of the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters, including management’s expectations of:

•growth in EBITDA, calculated as adjusted operating profit before depreciation and amortization;

•long term growth rates; and

•the selection of discount rates to reflect the risks involved.

The Company prepares five-year projections and uses these as the basis for its impairment reviews. Changing the assumptions selected by management, in particular the discount rate and growth rate assumptions used in the projections, could significantly affect the Company’s impairment evaluation and, hence, results.

The Company’s review for impairment also includes the evaluation of key assumptions related to sensitivity in the projections.  Included are estimates for varying levels of growth, including aggressive, median, and conservative.  In the Company’s evaluation, the conservative level of growth is utilized. For additional information, see Impairment of Long-Lived Assets under Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements contained within this Quarterly Report.

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

As of March 31, 2016, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2016, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities issued by the Registrant during the current period, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp. effective October 17, 2014	Filed with the SEC on October 23, 2014, as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008, as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008, as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008, with respect to reverse stock split	Filed with the SEC on September 17, 2008, as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, with respect to reverse stock split	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009, with respect to the merger between Ecological Acquisition Corp. and Ecologic Sciences, Inc.	Filed with the SEC on July 9, 2009, as part of the Company’s Current Report on Form 8-K
3.9	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014	Filed with the SEC on October 2, 2014, as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2019, effective October 9, 2019	Filed with the SEC on October 9, 2019, as part of the Company’s Current Report on Form 8-K
3.11	Amended and restated Articles of Incorporation filed with the Secretary of State of Nevada on October 8, 2019	Filed herewith.
3.12	Certificate of Incorporation of Enigma-Bulwark Risk Management, Inc. filed August 30, 2019	Filed herewith.
(10)	Material Contracts
10.1	License Agreement between PearTrack Systems Group Ltd. and AudioEye, Inc. dated June 30, 2014	Filed herewith.
10.2	Assignment and Licensed Rights Agreement with PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015, as part of the Company’s Current Report on form 8-K
10.3	Amendment to the Assignment and Licensed Rights Agreement with and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015, as part of the Company’s Quarterly Report on Form 10-Q
10.4	Intellectual Property Purchase Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.5	Revenue Sharing Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.6	Royalty Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.7	Employment Agreement with Kyle W. Withrow dated October 1, 2018	Filed herewith.
10.8	Intellectual Property Purchase Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed herewith.
10.9	Revenue Sharing Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed herewith.
10.10	Royalty Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed herewith.
10.11	Consulting Agreement with MJ Management Services, Inc. dated November 1, 2018	Filed herewith.
10.12	Consulting Agreement with Huntington Chase Ltd. dated November 1, 2018	Filed herewith.
10.13	Consulting Agreement with David Rocke dated May 1, 2019	Filed herewith.
10.14	Consulting Agreement with Michael Gabriele dated May 1, 2019	Filed herewith.
10.15	Non-Compete, Non-Dilution and Registration Rights Agreement with David Rocke dated August 28, 2019	Filed herewith.
10.16	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed herewith.
10.17	Consulting Agreement with Clive Oosthuizen dated September 1, 2019	Filed herewith.
10.18	Consulting Agreement with Yinuo Jiang dated October 1, 2019	Filed herewith.
10.19	Non-Compete, Non-Dilution and Registration Rights Agreement with Clive Oosthuizen dated October 10, 2019	Filed herewith.
10.20	Joint Venture Agreement with Prime Africa dated October 3, 2020	Filed herewith.
(21)	Subsidiaries of the Registrant
21.1	Enigma-Bulwark Risk Management, Inc. PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Clive Oosthuizen	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Clive Oosthuizen	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA-BULWARK, LTD.

Dated: June 6, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and CEO

Dated: June 6, 2023	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer