Form 10-Q
period 2016-06-30
ENIGMA-BULWARK, LTD
filed 2023-06-06
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2016, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2016.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(As restated)
ASSETS
Current assets
Cash and cash equivalents	$4,294	$14,769
Accounts receivable	1,786	296
Other receivables	4,150	--
Prepaid expenses	201	806
Total current assets	10,431	15,871

Non-current assets
Investment in securities	241,237	1,206,185
Property and equipment, net	1,890	2,126
Intangible assets, unencumbered, net	--	1,988,875
Intangible assets, pledged to creditors, net	--	1,351,152
Other assets	6,447	6,447
Total non-current assets	249,574	4,554,785

TOTAL ASSETS	$260,005	$4,570,656

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,119,966	$1,240,470
Deferred revenue	--	225,000
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	367,966	262,627
Total current liabilities	2,846,522	3,086,687

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	3,110,082	2,753,530
Total long-term liabilities	3,110,082	2,753,530
Total liabilities	5,956,604	5,840,217

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 and 69,516,089 issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	69,382	69,516
Additional paid in capital	10,962,154	10,920,448
Subscriptions receivable	--	(100)
Accumulated deficit	(16,965,021)	(13,460,627)
Accumulated comprehensive income	236,886	1,201,202
Total stockholders' deficit	(5,696,599)	(1,269,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$260,005	$4,570,656

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Service fees	$--	$--	$225,000	$--
Product sales	768	3,886	1,631	6,274
Total revenue	768	3,886	226,631	6,274
Cost of sales	1,677	1,854	6,057	5,867
Gross profit (loss)	(909)	2,032	220,574	407

Operating expenses
General and administrative expenses	237,229	500,364	439,647	958,339
Impairment losses	--	--	3,340,027	--
Total operating expenses	237,229	500,364	3,779,674	958,339

Operating loss	(238,138)	(498,332)	(3,559,100)	(957,932)

Other income (expenses)
Gain on write-off of accrued payroll taxes	--	--	145,711	--
Gain on settlement of accounts payable	--	--	33,075	--
Gain on reduction in promissory note and accrued interest	--	--	--	305,576
Interest expense	(38,067)	(32,104)	(74,333)	(59,328)
Discount amortization	(25,026)	(21,567)	(50,051)	(42,897)
Realized gain (loss) on currency translation	214	(130)	304	437
Total other income (expenses)	(62,879)	(53,801)	54,706	203,788

Net loss	(301,017)	(552,133)	(3,504,394)	(754,144)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation	632	(5,054)	632	(513)
Unrealized gain (loss) on securities	(1,085,567)	1,206	(964,948)	(15,681)

Net comprehensive loss	(1,084,935)	(3,848)	(964,316)	(16,194)

Net loss and comprehensive loss	$(1,385,952)	$(555,981)	$(4,468,710)	$(770,338)

Net loss per share - basic and diluted	$(0.004)	$(0.008)	$(0.051)	$(0.011)

Weighted average common shares outstanding - basic and diluted	69,382,753	69,284,384	69,382,753	65,627,944

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the six months ended June 30, 2015
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2014	59,965,061	$59,965	$8,126,703	$(1,600)	$(11,695,730)	$8,967	$(3,501,695)

Issuance of common stock for services	250,000	250		(250)			--

Issuance of common stock for cash	1,883,147	1,883	35,780	(37,663)			--

Issuance of common stock for intellectual property	5,706,506	5,707	1,706,245	(5,707)			1,706,245

Subscriptions received				43,370			43,370

Amortization of restricted stock awards			178,450				178,450

Net loss					(202,011)	(12,346)	(214,357)

Equity Balance, March 31, 2015	67,804,714	67,805	10,047,178	(1,850)	(11,897,741)	(3,379)	(1,787,987)

Cash received from subsidiary			674				674

Beneficial conversion feature on related party convertible debt			20,750				20,750

Issuance of common stock for cash	1,650,000	1,650	373,500	(150)			375,000

Subscriptions received				1,900			1,900

Amortization of restricted stock awards			178,450				178,450

Net loss					(552,133)	(3,848)	(555,981)

Equity Balance, June 30, 2015	69,454,714	$69,455	$10,620,552	$(100)	$(12,449,874)	$(7,227)	$(1,767,194)

	For the six months ended June 30, 2016
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2015, as restated	69,516,089	$69,516	$10,920,448	$(100)	$(13,460,627)	$1,201,202	$(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscriptions canceled			(100)	100			--

Amortization of restricted stock awards			4,236				4,236

Net income (loss)					(3,203,377)	120,619	(3,082,758)

Equity Balance, March 31, 2016	69,382,753	69,382	10,924,718	--	(16,664,004)	1,321,821	(4,348,083)

Amortization of restricted stock awards			37,436				37,436

Net loss					(301,017)	(1,084,935)	(1,385,952)

Equity Balance, June 30, 2016	69,382,753	$69,382	$10,962,154	$--	$(16,965,021)	$236,886	$(5,696,599)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2016	June 30, 2015
Cash flow from operating activities:
Net loss and comprehensive loss	$(4,468,710)	$(770,338)
Comprehensive loss	(964,316)	(16,194)
Net loss	(3,504,394)	(754,144)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred stock compensation	41,672	356,899
Accruals converted to related party loans	306,501	207,498
Depreciation and amortization	236	116,184
Discount amortization	50,051	42,897
Gain on write-off of accrued payroll taxes	(145,711)	--
Gain on settlement of accounts payable	(33,075)	--
Gain on reduction in promissory note and accrued interest	--	(305,576)
Gain on foreign exchange	(304)	(437)
Impairment losses-intangible assets	3,340,027	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,490)	(2,856)
Decrease in refunds and claims receivable	--	10,810
Increase in other receivables	(4,150)	--
Decrease in prepaid expenses	605	537
Increase in accounts payable and accrued expenses	59,218	53,319
Decrease in deferred revenue	(225,000)	--
Increase in related party payables	105,339	47,017
Net cash used by operating activities	(10,475)	(227,852)

Cash flow from investing activities:
Cash received from subsidiary	--	674
Net cash provided by investing activities	--	674

Cash flow from financing activities:
Repayment of loans payable	--	(17,154)
Proceeds from issuance of common stock	--	419,520
Net cash provided by financing activities	--	402,366

Net increase (decrease) in cash	(10,475)	175,188

Cash - beginning of period	14,769	64,753

Cash - end of period	$4,294	$239,941

NONCASH ACTIVITIES
Common stock subscriptions receivable	$(100)	$100
Conversion of related party payable to related party convertible promissory note	$306,501	$207,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, AND DECEMBER 31, 2015

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

As of June 30, 2016, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $4,468,710, an accumulated deficit of $16,965,021, and a working capital deficit of $2,836,091 as of June 30, 2016, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2016, AND DECEMBER 31, 2015

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

Fair Value of Financial Instruments

As of June 30, 2016, and December 31, 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2016, and December 31, 2015, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the six months ended June 30, 2016 and 2015, respectively, unrealized exchange differences of $632 and ($513) were recognized.  As of June 30, 2016, and 2015, respectively, unrealized exchange differences of $7,711 and $3,629 have been accumulated.  The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, AND DECEMBER 31, 2015

Unrealized Foreign Currency Exchange
Balance, December 31, 2014	$4,142
Unrealized exchange differences during period	(513)
Balance, June 30, 2015	$3,629

Balance, December 31, 2015	$7,079
Unrealized exchange differences during period	632
Balance, June 30, 2016	$7,711

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that its intellectual property, with a carrying value of $3,340,027, was impaired.  As a result, an impairment loss of $3,340,027 was recognized for the period ended June 30, 2016.

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

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of June 30, 2016, the Company has not commenced its principal operations, generating limited test sales of its security product line.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, AND DECEMBER 31, 2015

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

As of June 30, 2016, the Company has not yet filed its 2013 through 2015 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the six months ended June 30, 2016 and 2015, respectively, other comprehensive income (losses) of ($964,316) and ($16,194) have been recognized.  As of June 30, 2016 and 2015, respectively, other comprehensive income (loss) of $236,886 and ($7,227) has been accumulated.   The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$4,142	$4,825	$8,967
Gain (loss)	(513)	(15,681)	(16,194)
Balance, June 30, 2015	$3,629	$(10,856)	$7,227

Balance, December 31, 2015	$7,079	$1,194,123	$1,201,202
Gain (loss)	632	(964,948)	(964,316)
Balance, June 30, 2016	$7,711	$108,557	$236,886

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

Not Yet Adopted:

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 will be effective for the Company beginning January 1, 2018, with early adoption not permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for the Company's annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies the accounting for licenses of intellectual property as well as the identification of distinct performance obligations in a contract. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for annual reporting periods beginning on or after December 15, 2016. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 addresses certain issues identified in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of June 30, 2016, and December 31, 2015, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC: AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the six months ended June 30, 2016 and 2015, respectively, ($964,948) and ($15,681) in unrealized gains (losses) were recognized and included as part of comprehensive income (loss).  As of June 30, 2016, and December 31, 2015, respectively, $108,557 and $1,194,123 in cumulative unrealized gains were recognized, and the securities held a fair value of $241,237 and $1,206,185.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Office equipment	$2,362	$2,362
Accumulated depreciation	(472)	(236)
Property and equipment, net	$1,890	$2,126

During the six months ended June 30, 2016 and 2015, respectively, $236 and $0 in depreciation was expensed.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2016	December 31, 2015
Intellectual property, unencumbered	$2,156,245	$2,156,245
Accumulated amortization	(167,370)	(167,370)
Impairment losses	(1,988,875)	--
Intellectual property, unencumbered, net	--	1,988,875

Intellectual property, pledged to creditors	1,567,060	1,567,060
Accumulated amortization	(215,908)	(215,908)
Impairment losses	(1,351,152)	--
Intellectual property, pledged to creditors, net	$--	$1,351,152

During the six months ended June 30, 2016 and 2015, respectively, the Company recognized $1,988,875 and $0 in impairment losses related to its unencumbered intellectual property, and $1,351,152 and $0 in impairment losses related to its intellectual property pledged to creditors, for a total of $3,340,027 and $0 in impairment losses.

During the six months ended June 30, 2016 and 2015, respectively, $0 and $116,184 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2016	December 31, 2015
Accounts payable-vendors	$651,743	$745,094
Accrued payroll and taxes	44,995	146,466
Accrued interest	423,228	348,910

Total accounts payable and accrued expenses	$1,119,966	$1,240,470

During the six months ended June 30, 2016, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain vendor accounts payable in the amount of $33,075, and previously accrued payroll taxes in the amount of $145,711, was extinguished, and a gain of $178,786 was recognized.

NOTE 7. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014 (the “Service Agreement”), revenue received in the amount of $450,000 was deferred, to be recognized over the term of the agreement, or twelve (12) months. During the year ended December 31, 2014, the Company recognized a total of $225,000 as revenues earned. Due to certain events beyond the Company’s control, the customer was unable to meet the terms of the Service Agreement, and the contract expired.  There was no refund clause within the Service Agreement, and the remaining $225,000 in deferred revenues have been recognized during the six months ended June 30, 2016.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2016	December 31, 2015
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at June 30, 2016, and December 31, 2015:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $32,517 and $65,213 was expensed. As of June 30, 2016, and December 31, 2015, respectively, interest in the amount of $260,907 and $228,390, has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	June 30, 2016	December 31, 2015

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(211,582)	(254,716)
Total long-term notes payable, secured, net of discount	1,788,418	1,745,284

Notes payable, convertible, long-term, subordinate	1,328,580	1,022,079
Less: unamortized discount	(6,916)	(13,833)
Total long-term convertible notes payable, unsecured, net of discount	1,321,664	1,008,246
Total long-term notes payable	3,110,082	2,753,530
Total notes payable	3,610,312	3,253,760

Accrued compensation	266,550	206,550
Reimbursable expenses/cash advances payable	101,416	56,077
Total related party payable	367,966	262,627

Total related party transactions	$3,978,278	$3,516,387

Related party notes payable consists of the following convertible notes payable at June 30, 2016, and December 31, 2015:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$313,913	7	$0.05	1 year from demand	[1]
Adrian Pegler	100,000	7	$0.07	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	563,000	5	$0.05	12/31/2021
E. William Withrow Jr.	452,080	5	$0.05	12/31/2021
John Macey	313,500	4	$0.25	12/31/2023
Total	1,328,580
Less: unamortized discount	(6,916)
Total long-term	1,321,664

Total convertible notes payable	$1,821,894

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share.

As of June 30, 2016, and December 31, 2015, respectively, affiliates and related parties are due a total of $3,978,278 and $3,516,387, which is comprised of promissory notes to related parties, net of unamortized discounts of $218,498 and $268,549, in the amount of $3,610,312 and $3,253,760; accrued compensation in the amount of $266,550 and $206,550; and reimbursable expenses/cash advances to the Company in the amount of $101,416 and $56,077; for a net increase of $461,891 and $322,607. During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, promissory notes to related parties increased by $306,501 and $284,889, unamortized discounts decreased by $50,051 and $72,672, accrued compensation increased by $60,000 and $88,050, and reimbursable expenses cash advances increased (decreased) by $45,339 and ($123,004).

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, promissory notes to related parties, net of unamortized discounts, increased by $356,552 and $645,168, as a result of an increase in accrued compensation owed to related parties in the amount of $306,501 and $572,496 converted to convertible promissory notes; an increase in discounts resulting from beneficial conversion features in the amount of $0 and $20,750; and a decrease in unamortized discount in the amount of $50,051 and $93,422.

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, $366,501 and $722,946 in related party compensation was accrued, of which $306,501 and $572,496 was converted into convertible promissory notes, and $0 and $62,400 in payments to related parties were made, for a net increase in accrued compensation in the amount of $60,000 and $88,050.

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, reimbursable expenses/cash advances owed to related parties increased (decreased) by $45,339 and ($123,004) as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $45,339 and $17,582; and repayments to related parties in the amount of $0 and $140,586.

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, $41,802 and $57,467 in interest on related party loans was expensed. As of June 30, 2016, and December 31, 2015, respectively, $162,322 and $120,520 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the six months ended June 30, 2016, 133,336 shares of the Company’s restricted common stock were canceled in connection with consulting services not provided pursuant to consulting agreements.  As a result, $134 was recorded to additional paid in capital.

During the six months ended June 30, 2016, subscriptions receivable in the amount of $100 were canceled.  As a result, $100 was recorded to additional paid in capital.

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, a total of $41,672 and $595,482 in deferred stock compensation was expensed. Deferred stock compensation of $62,400 and $104,072 remained at June 30, 2016, and December 31, 2015, respectively, to be amortized over the next six (6) months.

As of June 30, 2016, and December 31, 2015, respectively, the Company had 69,382,753 and 69,516,089 shares of common stock issued and outstanding.

NOTE 11. STOCK OPTIONS AND AWARDS

Stock Options

As of June 30, 2016, and December 31, 2015, respectively, the Company had 252,500 and 327,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	4.80	328,000	$3.20
$2.00	150,000	0.35	300,000	$2.49
	252,500		$628,000	$2.49

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2015	327,500	$2.65
Granted	--	--
Exercised	--	--
Expired / Cancelled	(75,000)	($3.20)
Outstanding at June 30, 2016	252,500	$2.49

During the six months ended June 30, 2016, and the year ended December 31, 2015, respectively, the Company expensed no stock option compensation. There remained no deferred stock option compensation at June 30, 2016, and December 31, 2015.

Restricted Stock Awards

During the six months and the year ended June 30, 2016, and December 31, 2015, respectively, 0 and 250,000 restricted stock awards were granted, valued at $0 and $57,250; and 312,503 and 2,433,331 restricted stock awards vested, for which $41,672 and $595,482 in deferred stock compensation was expensed. As of June 30, 2016, and December 31, 2015, respectively, there remained 260,418 and 572,921 shares to be vested, and $62,400 and $104,072 in deferred stock compensation to be expensed over the next six (6) months.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2014	2,756,252	$642,304
Granted	250,000	57,250
Vested	(2,433,331)	(595,482)
Forfeited/Canceled	--	--
Outstanding at December 31, 2015	572,921	104.072
Granted	--	--
Vested	(312,503)	(41,672)
Forfeited/Canceled	--	--
Outstanding at June 30, 2016	260,418	$62,400

NOTE 12. CORRECTION OF ERROR

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, AND DECEMBER 31, 2015

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

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2016, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period July 1, 2016, to December 31, 2022, the Company increased its loans from related parties by $2,026,590, from a total of $3,978,278 at June 30, 2016, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,878,859, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $5,124,985 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $960,114, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) an increase in accrued compensation of $212,173 as a result of (i) $5,454,630 in accrued compensation, of which $5,124,985 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $64,442. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

Corporate History

The Company was incorporated in Nevada on September 30, 2005, and is headquartered in Los Angeles, California. Formerly PearTrack Security Systems, Inc., the Company’s name was changed to Enigma-Bulwark, Ltd. on October 9, 2019, pursuant to a majority of the Company’s shareholders and unanimous resolution of the board of directors.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the six months ending June 30, 2016, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of June 30, 2016, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of June 30, 2016, the Company had total assets of $260,005 compared with total assets of $4,570,656 at December 31, 2015. The decrease in total assets of $4,310,651 is attributable to a decrease in cash of $10,475, an increase in accounts receivable of $1,490, an increase in other receivables of $4,150, a decrease in prepaid expenses of $605, an increase in investment in securities of $964,948, depreciation of $236, and impairment of intangible assets of $3,340,027.

As of June 30, 2016, the Company had total liabilities of $5,956,604 compared with total liabilities of $5,840,217 at December 31, 2015. The decrease in total liabilities of $116,387 is attributable to a decrease in accounts payable and accrued expenses of $120,504, a decrease in deferred revenue of $225,000, an increase in related party payables of $105,339, and an increase in related party convertible notes payable, net of unamortized discount, of $356,552.

Results of Operations

Three and six months ended June 30, 2016, compared to three and six months ended June 30, 2015.

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$768	$3,886	$226,631	$6,274

Cost of sales	$1,677	$1,854	$6,057	$5,867

Gross profit (loss)	$(909)	$2,032	$220,574	$407

General and administrative expenses	$237,229	$500,364	$439,647	$958,339

Impairment losses	$––	$––	$3,340,027	$––

Operating loss	$(238,138)	$(498,332)	$(3,559,100)	$(957,932)

Gain on extinguished debt	$––	$––	$178,786	$305,576

Interest expense	$(38,067)	$(32,104)	$(74,333)	$(59,328)

Discount amortization	$(25,026)	$(21,567)	$(50,051)	$(42,897)

Realized gain (loss) on currency translation	$214	$(130)	$304	$437

Net loss	$(301,017)	$(552,133)	$(3,504,394)	$(754,144)

Net comprehensive loss	$(1,084,935)	$(3,848)	$(964,316)	$(16,194)

Net loss and comprehensive income (loss)	$(1,385,952)	$(555,981)	$(4,468,710)	$(770,338)

Revenue

For the three months ended June 30, 2016, revenue in the amount of $768 consisted of $768 in limited sales resulting from test marketing of PearTrack tracking products.

For the three months ended June 30, 2015, revenue in the amount of $3,886 consisted of limited sales resulting from test marketing of PearTrack tracking products.

For the six months ended June 30, 2016, revenue in the amount of $226,631 consisted of $225,000 in consulting services fees and $1,631 in limited sales resulting from test marketing of PearTrack tracking products.

For the six months ended June 30, 2015, revenue in the amount of $6,274 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At June 30, 2016, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended June 30, 2016, cost of sales in the amount of $1,677 consisted of limited product and system costs related to the PearTrack product line.

For the three months ended June 30, 2015, cost of sales in the amount of $1,854 consisted of limited product and system costs related to the PearTrack product line.

For the six months ended June 30, 2016, cost of sales in the amount of $6,057 consisted of limited product and system costs related to the PearTrack product line.

For the six months ended June 30, 2015, cost of sales in the amount of $5,867 consisted of limited product and system costs related to the PearTrack product line.

At June 30, 2016, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variances
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	3-month	6-month
Legal and accounting fees	$––	$3,629	$––	$6,129	$(3,629)	$(6,129)
Management fees	185,539	183,249	368,790	366,498	2,290	2,292
Other outside services	––	9,310	250	13,060	(9,310)	(12,810)
Amortization of stock options/stock compensation	37,437	178,449	41,672	356,899	(141,012)	(315,227)
Depreciation and amortization	118	70,329	236	116,184	(70,211)	(115,948)
Rent expense	2,004	18,751	3,318	37,492	(16,747)	(34,174)
Office supplies and miscellaneous expenses	12,131	36,647	25,381	62,077	(24,516)	(36,696)
Total general and administrative expenses	$237,229	$500,364	$439,647	$958,339	$(263,135)	$(518,692)

General and administrative expenses in the amount of $237,229 for the three months ended June 30, 2016, were comprised of $185,539 of management fees, $37,437 of amortization of stock compensation, $118 of depreciation and amortization, $2,004 of rent expense, and $12,131 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $500,364 for the three months ended June 30, 2015, were comprised of $3,629 of legal and accounting fees, $183,249 of management fees, $9,510 of other consulting fees, $178,449 of amortization of stock compensation, $70,329 of depreciation and amortization, $18,751 of rent expense, and $36,647 of office overhead and other general and administrative expenses.

General and administrative expenses of $237,229 for the three months ended June 30, 2016, as compared to $500,363 for the three months ended June 30, 2015, resulted in a decrease in general and administrative expenses for the current period of $263,135.  The decrease in general and administrative expenses of $263,135 was attributable to the following items:

•a decrease in legal, accounting and professional fees of $3,629, due to no expenses incurred in the current period;

•an increase in management of $2,290 due miscellaneous pro-rata fees paid; and

•a decrease in other consulting fees of $9,510 due to the expiration of a consulting agreement, resulting in no fees paid in the current period; and

•a decrease in amortization of stock options/stock compensation of $141,012, due to fully amortized deferred stock compensation in the prior year, resulting in a decrease in the current year of $141,012; and

•a decrease in depreciation and amortization expense of $70,211, due to the impairment of intellectual property, resulting in a decrease in amortization expense in the current period of $70,329, and the acquisition of office equipment, resulting an increase in depreciation expense of $118 in the current period, compared to no expense for the same period in the prior year; and

•a decrease in rent expense of $16,747, primarily due to the sub-lease of office space; and

•a decrease in other general and administrative expenses of $24,516, due to an increase in taxes, licenses and permits of $437, and decreases in computer and internet expenses of $2,416, dues and subscriptions of $2,000, meals, entertainment and promotion of $3,542, office expense of $3,184, telephone of $3,629, travel of $9,796 and other office supplies and miscellaneous expenses of $386.

General and administrative expenses in the amount of $439,647 for the six months ended June 30, 2016, were comprised of $368,790 of management fees, $250 of other consulting fees, $41,672 of amortization of deferred stock compensation, $236 of depreciation and amortization, $3,318 of rent expense, and $25,831 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $958,339 for the six months ended June 30, 2015, were comprised of $6,129 of legal and accounting fees, $366,498 of management fees, $13,060 of other consulting fees, $356,899 of amortization of stock compensation, $116,184 of depreciation and amortization, $3,492 of rent expense, and $62,077 of office overhead and other general and administrative expenses.

General and administrative expenses of $439,647 for the six months ended June 30, 2016, as compared to $958,339 for the six months ended June 30, 2015, resulted in a decrease in general and administrative expenses for the current period of $518,692. The decrease in general and administrative expenses of $518,692 was attributable to the following items:

•a decrease in legal, accounting and professional fees of $6,129, due to no expenses incurred in the current period;

•an increase in management of $2,292 due miscellaneous pro-rata fees paid; and

•a decrease in other consulting fees of $12,810 due to the expiration of a consulting agreement, resulting in only $250 fees paid in the current period; and

•a decrease in amortization of stock options/stock compensation of $315,227, due to fully amortized deferred stock compensation in the prior year, resulting in a decrease of $282,027, and the cancellation of previously expensed stock compensation resulting in a decrease of $33,200 in the current period; and

•a decrease in depreciation and amortization expense of $115,948, due to the impairment of intellectual property, resulting in a decrease in amortization expense in the current period of $116,184, and the acquisition of office equipment, resulting an increase in depreciation expense of $236 in the current period, compared to no expense for the same period in the prior year; and

•a decrease in rent expense of $34,174, primarily due to the sub-lease of office space; and

•a decrease in other general and administrative expenses of $36,696, due to increases in research and development of $6,616 and taxes, licenses and permits of $1,680, and decreases in computer and internet expenses of $3,200, dues and subscriptions of $2,000, meals, entertainment and promotion of $5,882, office expense of $6,017, telephone of $7,122, travel of $20,192, and other office supplies and miscellaneous expenses of $579.

General and administrative expenses for the six months ended June 30, 2016 and 2015, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the six months ended June 30, 2016, the Company incurred a net operating loss of $3,504,394, compared with a net operating loss of $754,344 for the six months ended June 30, 2015. The increase in net operating loss of $2,750,250 is attributable to an increase in revenue of $220,357, an increase in cost of goods sold of $190, a decrease in general and administrative expenses of $518,692, an increase in impairment losses of $3,340,027, a decrease in gain on extinguishment of debt of $126,790, an increase in interest expense of $15,005, an increase in discount amortization of $7,154, and a decrease in realized gains on foreign currency changes of $133.

During the six months ended June 30, 2016, the Company incurred a net comprehensive loss of $964,316, compared with a net comprehensive loss of $16,194 for the six months ended June 30, 2015.  The increase in net comprehensive loss of $948,122 is attributable to an increase in unrealized gain on currency translation of $1,145, and an increase in unrealized loss on securities of $949,267.

Liquidity and Capital Resources

Working Capital Deficit
	June 30, 2016	December 31, 2015	Increase (decrease)
Current assets	$10,431	$15,871	$(5,440)
Current liabilities	2,846,522	3,086,687	(240,165)
Working capital (deficit)	$(2,836,091)	$(3,070,816)	$(234,725)

As of June 30, 2016, and December 31, 2015, respectively, the Company had $4,294 and $14,679 in cash.

The Company had a working capital deficit of $2,836,091 as of June 30, 2016, compared to a working capital deficit of $3,070,816 at December 31, 2015.  The decrease in working capital deficit of $234,725 is primarily attributable to a decrease in cash of $10,475, an increase in accounts receivable of $1,490, an increase in other receivables of $4,150, a decrease in prepaid insurance of $605, a decrease in accounts payable and accrued expenses of $120,504, a decrease in deferred revenue of $225,000, and an increase in related party payable of $105,339.

Cash Flows	For the six months ended
	June 30, 2016	June 30, 2015	Increase (decrease)
Net cash used by operating activities	$(10,475)	$(227,852)	$217,377
Net cash provided by investing activities	––	674	(674)
Net cash provided by financing activities	––	402,366	(402,366)
Net decrease in cash	$(10,475)	$175,188	$(185,663)

Cash Flows from Operating Activities

During the six months ended June 30, 2016, the Company used $10,475 of cash flow from operating activities, compared with $227,852 for the six months ended June 30, 2015. The decrease in cash used by operating activities of $217,377 is primarily attributable to an increase in the net loss from operations of $2,750,250; increases in accruals converted to related party loans of $99,003, discount amortization of $7,154, and impairment losses of $3,340,027; decreases in stock compensation/stock option amortization of $315,227, depreciation and amortization of $115,948, gain on extinguished debt of $126,790, and foreign exchange gains of $133; increases in the changes in accounts receivable of $1,366, prepaid expenses of $68, accounts payable and accrued expenses of $5,899, and related party payables of $58,322; and decreases in the changes in refunds and claims receivable of $10,810, other receivables of $4,150, and deferred revenue of $225,000.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, the Company was provided with $0 cash flows from investing activities, compared with $674 for the six months ended June 30, 2015. The decrease in cash provided by investing activities of $674 was attributable to a decrease in cash received from subsidiary of $674.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, the Company was provided with no cash flows from financing activities, compared with $402,366 during the six months ended June 30, 2015. The decrease in cash flows provided by financing activities of $402,366 is attributable to decreases in repayments of related party loans of $17,154, and proceeds from the issuance of common stock of $419,520.

As of June 30, 2016, affiliates and related parties are due a total of $3,978,278, which is comprised of promissory notes to related parties, net of unamortized discounts of $218,498, in the amount of $3,610,312, accrued compensation in the amount of $266,550, and reimbursable expenses/cash advances to the Company in the amount of $101,416, for a net increase of $461,891. During the six months ended June 30, 2016, promissory notes to related parties, net of unamortized discounts, increased by $356,552, accrued compensation increased by $60,000 and reimbursable expenses/cash advances owed to related parties increased by $45,339. All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $4,468,710, n accumulated deficit of $16,965,021, and a working capital deficit of $2,836,091, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2016, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2016, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp. effective October 17, 2014	Filed with the SEC on October 23, 2014, as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008, as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008, as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008, with respect to reverse stock split	Filed with the SEC on September 17, 2008, as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, with respect to reverse stock split	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009, with respect to the merger between Ecological Acquisition Corp. and Ecologic Sciences, Inc.	Filed with the SEC on July 9, 2009, as part of the Company’s Current Report on Form 8-K
3.9	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014	Filed with the SEC on October 2, 2014, as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2019, effective October 9, 2019	Filed with the SEC on October 9, 2019, as part of the Company’s Current Report on Form 8-K
3.11	Amended and restated Articles of Incorporation filed with the Secretary of State of Nevada on October 8, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
3.12	Certificate of Incorporation of Enigma-Bulwark Risk Management, Inc. filed August 30, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
(10)	Material Contracts
10.1	License Agreement between PearTrack Systems Group Ltd. and AudioEye, Inc. dated June 30, 2014	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.2	Assignment and Licensed Rights Agreement with PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015, as part of the Company’s Current Report on form 8-K
10.3	Amendment to the Assignment and Licensed Rights Agreement with and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015, as part of the Company’s Quarterly Report on Form 10-Q
10.4	Intellectual Property Purchase Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.5	Revenue Sharing Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.6	Royalty Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.7	Employment Agreement with Kyle W. Withrow dated October 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.8	Intellectual Property Purchase Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.9	Revenue Sharing Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.10	Royalty Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.11	Consulting Agreement with MJ Management Services, Inc. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.12	Consulting Agreement with Huntington Chase Ltd. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.13	Consulting Agreement with David Rocke dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.14	Consulting Agreement with Michael Gabriele dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.15	Non-Compete, Non-Dilution and Registration Rights Agreement with David Rocke dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.16	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.17	Consulting Agreement with Clive Oosthuizen dated September 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.18	Consulting Agreement with Yinuo Jiang dated October 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.19	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.20	Joint Venture Agreement with Prime Africa dated October 3, 2020	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
(21)	Subsidiaries of the Registrant
21.1	Enigma-Bulwark Risk Management, Inc. PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Clive Oosthuizen	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Clive Oosthuizen	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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