Form 10-Q
period 2016-09-30
ENIGMA-BULWARK, LTD
filed 2023-06-06
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2016, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2015, on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2016.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(As restated)
ASSETS
Current assets
Cash and cash equivalents	$1,064	$14,769
Accounts receivable	2,451	296
Other receivables	5,507	--
Prepaid expenses	1,108	806
Total current assets	10,130	15,871

Non-current assets
Investment in securities	361,856	1,206,185
Property and equipment, net	1,772	2,126
Intangible assets, unencumbered, net	--	1,988,875
Intangible assets, pledged to creditors, net	--	1,351,152
Other assets	7,147	6,447
Total non-current assets	370,775	4,554,785

TOTAL ASSETS	$380,905	$4,570,656

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,161,476	$1,240,470
Deferred revenue	--	225,000
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	414,221	262,627
Total current liabilities	2,934,287	3,086,687

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	3,288,594	2,753,530
Total long-term liabilities	3,288,594	2,753,530
Total liabilities	6,222,881	5,840,217

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 and 69,516,089 issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	69,382	69,516
Additional paid in capital	10,999,593	10,920,448
Subscriptions receivable	--	(100)
Accumulated deficit	(17,268,268)	(13,460,627)
Accumulated comprehensive income	357,317	1,201,202
Total stockholders' deficit	(5,841,976)	(1,269,561)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$380,905	$4,570,656

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue
Service fees	$--	$--	$225,000	$--
Product sales	723	1,481	2,354	7,755
Total revenue	723	1,481	227,354	7,755
Cost of sales	1,523	1,750	7,580	7,617
Gross profit (loss)	(800)	(269)	219,774	138

Operating expenses
General and administrative expenses	237,180	480,608	676,827	1,438,947
Impairment losses	--	--	3,340,027	--
Total operating expenses	237,180	480,608	4,016,854	1,438,947

Operating loss	(237,980)	(480,877)	(3,797,080)	(1,438,809)

Other income (expenses)
Gain on write-off of accrued payroll taxes	--	--	145,711	--
Gain on settlement of accounts payable	--	--	33,075	--
Gain on reduction in promissory note and accrued interest	--	--	--	305,576
Interest expense	(40,293)	(33,481)	(114,626)	(92,809)
Discount amortization	(25,262)	(25,262)	(75,313)	(68,159)
Realized gain on currency translation	288	314	592	751
Total other income (expenses)	(65,267)	(58,429)	(10,561)	145,359

Net loss	(303,247)	(539,306)	(3,807,641)	(1,293,450)

Comprehensive income (loss):
Unrealized gain (loss) on currency translation	(188)	641	444	128
Unrealized gain (loss) on securities	120,619	--	(844,329)	(15,681)

Net comprehensive income (loss)	120,431	641	(843,885)	(15,553)

Net loss and comprehensive income (loss)	$(182,816)	(538,665)	(4,651,526)	(1,309,003)

Net loss per share - basic and diluted	$(0.004)	$(0.008)	$(0.055)	$(0.024)

Weighted average common shares outstanding - basic and diluted	69,382,753	69,454,714	69,382,753	66,917,552

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the nine months ended September 30, 2015
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive.
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2014	59,965,061	$59,965	$8,126,703	$(1,600)	$(11,695,730)	$8,967	$(3,501,695)

Issuance of common stock for services	250,000	250		(250)			--

Issuance of common stock for cash	1,883,147	1,883	35,780	(37,663)			--

Issuance of common stock for intellectual property	5,706,506	5,707	1,706,245	(5,707)			1,706,245

Subscriptions received				43,370			43,370

Amortization of restricted stock awards			178,450				178,450

Net loss					(202,011)	(12,346)	(214,357)

Equity Balance, March 31, 2015	67,804,714	67,805	10,047,178	(1,850)	(11,897,741)	(3,379)	(1,787,987)

Cash received from subsidiary			674				674

Beneficial conversion feature on related party convertible debt			20,750				20,750

Issuance of common stock for cash	1,650,000	1,650	373,500	(150)			375,000

Subscriptions received				1,900			1,900

Amortization of restricted stock awards			178,450				178,450

Net loss					(552,133)	(3,848)	(555,981)

Equity Balance, June 30, 2015	69,454,714	69,455	10,620,552	(100)	(12,449,874)	(7,227)	(1,767,194)

Amortization of restricted stock awards			145,248				145,248

Net income (loss)					(539,305)	641	(538,664)

Equity Balance, September 30, 2015	69,454,714	$69,455	$10,765,800	$(100)	$(12,989,179)	$(6,586)	$(2,160,610)

	For the nine months ended September 30, 2016
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2015, as restated	69,516,089	$69,516	$10,920,448	$(100)	$(13,460,627)	$1,201,202	$(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscriptions canceled			(100)	100			--

Amortization of restricted stock awards			4,236				4,236

Net income (loss)					(3,203,377)	120,619	(3,082,758)

Equity Balance, March 31, 2016	69,382,753	69,382	10,924,718	--	(16,664,004)	1,321,821	(4,348,083)

Amortization of restricted stock awards			37,436				37,436

Net loss					(301,017)	(1,084,935)	(1,385,952)

Equity Balance, June 30, 2016	69,382,753	69,382	10,962,154	--	(16,965,021)	236,886	(5,696,599)

Amortization of restricted stock awards			37,439				37,439

Net income (loss)					(303,247)	120,431	(182,816)

Equity Balance, September 30, 2016	69,382,753	$69,382	$10,999,593	$--	$(17,268,268)	$357,317	$(5,841,976)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2016	September 30, 2015
Cash flow from operating activities:
Net loss and comprehensive loss	$(4,651,526)	$(1,309,003)
Comprehensive loss	(843,885)	(15,553)
Net loss	$(3,807,641)	$(1,293,450)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred stock compensation	79,111	502,147
Accruals converted to related party loans	459,751	271,247
Depreciation and amortization	354	186,631
Discount amortization	75,313	68,159
Gain on write-off of accrued payroll taxes	(145,711)	--
Gain on settlement of accounts payable	(33,075)	--
Gain on reduction in promissory note and accrued interest	--	(305,576)
Gain on foreign exchange	(592)	(751)
Impairment losses-intangible assets	3,340,027	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,155)	(4,586)
Decrease in refunds and claims receivable	--	10,545
Increase in other receivables	(5,507)	--
Increase in prepaid expenses	(302)	(392)
Increase in other assets	(700)	--
Increase in accounts payable and accrued expenses	100,828	84,518
Decrease in deferred revenue	(225,000)	--
Increase in related party payables	151,594	90,926
Net cash used by operating activities	(13,705)	(390,582)

Cash flow from investing activities:
Cash received from subsidiary	--	674
Purchase of office equipment	--	(2,362)
Net cash used by investing activities	--	(1,688)

Cash flow from financing activities:
Repayment of loans payable	--	(17,382)
Proceeds from issuance of common stock	--	419,520
Net cash provided by financing activities	--	402,138

Net increase (decrease) in cash	(13,705)	9,868

Cash - beginning of period	14,769	64,753

Cash - end of period	$1,064	$74,621

NONCASH ACTIVITIES
Common stock subscriptions receivable	$(100)	$100
Conversion of related party payable to related party convertible promissory note	$459,751	$207,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$30	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

As of September 30, 2016, the Company was structured with three wholly owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $4,651,526, an accumulated deficit of $17,268,268, and a working capital deficit of $2,924,157 as of September 30, 2016, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

Fair Value of Financial Instruments

As of September 30, 2016, and December 31, 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2016, and December 31, 2015, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the nine months ended September 30, 2016 and 2015, respectively, exchange differences of $444 and $128 were recognized.  As of September 30, 2016 and 2015, respectively, exchange differences of $7,523 and $4,270 have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2014	$4,142
Unrealized exchange differences during period	128
Balance, September 30, 2015	$4,270

Balance, December 31, 2015	7,079
Unrealized exchange differences during period	444
Balance, September 30, 2016	$7,523

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that its intellectual property, with a carrying value of $3,340,027, was impaired.  As a result, an impairment loss of $3,340,027 was recognized for the period ended September 30, 2016.

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

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source. As of September 30, 2016, the Company has not commenced its principal operations, generating limited test sales of its security product line.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

As of September 30, 2016, the Company has not yet filed its 2013 through 2015 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the nine months ended September 30, 2016 and 2015, respectively, other comprehensive income (losses) of ($843,885) and ($15,553) have been recognized.  As of September 30, 2016 and 2015, respectively, other comprehensive income (loss) of $357,317 and ($6,586) has been accumulated.   The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$4,142	$4,825	$8,967
Gain (loss)	128	(15,681)	(15,553)
Balance, September 30, 2015	$4,270	$(10,856)	$6,586

Balance, December 31, 2015	7,079	1,194,123	1,201,202
Gain (loss)	444	(844,329)	(843,885)
Balance, September 30, 2016	$7,523	$349,794	$357,317

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

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight specific cash flow issues, for which specific guidance had not previously been provided, with the objective of reducing the existing diversity in practice.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of September 30, 2016, and December 31, 2015, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the nine months ended September 30, 2016 and 2015, respectively, ($844,329) and ($15,681) in unrealized gains (losses) were recognized and included as part of comprehensive income (loss).  As of September 30, 2016, and December 31, 2015, respectively, $349,794 and $1,194,123 in cumulative unrealized gains were recognized, and the securities held a fair value of $361,856 and $1,206,185.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Office equipment	$2,362	$2,362
Accumulated depreciation	(590)	(236)
Property and equipment, net	$1,772	$2,126

During the nine months ended September 30, 2016 and 2015, respectively, $354 and $118 in depreciation was expensed.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	September 30, 2016	December 31, 2015
Intellectual property, unencumbered	$2,156,245	$2,156,245
Accumulated amortization	(167,370)	(167,370)
Impairment losses	(1,988,875)
Intellectual property, unencumbered, net	--	1,988,875

Intellectual property, pledged to creditors	1,567,060	1,567,060
Accumulated amortization	(215,908)	(215,908)
Impairment losses	(1,351,152)
Intellectual property, pledged to creditors, net	$--	$1,351,152

During the nine months ended September 30, 2016 and 2015, respectively, the Company recognized $1,988,875 and $0 in impairment losses related to its unencumbered intellectual property, and $1,351,152 and $0 in impairment losses related to its intellectual property pledged to creditors, for a total of $3,340,027 and $0 in impairment losses.

During the nine months ended September 30, 2016 and 2015, respectively, $0 and $186,513 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2016	December 31, 2015
Accounts payable-vendors	$652,975	$745,094
Accrued payroll and taxes	44,995	146,466
Accrued interest	463,506	348,910

Total accounts payable and accrued expenses	$1,161,476	$1,240,470

During the nine months ended September 30, 2016, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain vendor accounts payable in the amount of $33,075, and previously accrued payroll taxes in the amount of $145,711, was extinguished, and a gain of $178,786 was recognized.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

NOTE 7. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014 (the “Service Agreement”), revenue received in the amount of $450,000 was deferred, to be recognized over the term of the agreement, or twelve (12) months. During the year ended December 31, 2014, the Company recognized a total of $225,000 as revenues earned. Due to certain events beyond the Company’s control, the customer was unable to meet the terms of the Service Agreement, and the contract expired.  There was no refund clause within the Service Agreement, and the remaining $225,000 in deferred revenues have been recognized during the nine months ended September 30, 2016.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2016	December 31, 2015
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at September 30, 2016, and December 31, 2015:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, interest in the amount of $48,954 and $65,213 was expensed. As of September 30, 2016, and December 31, 2015, respectively, interest in the amount of $277,345 and $228,390, has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	September 30, 2016	December 31, 2015

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(189,778)	(254,716)
Total long-term notes payable, secured, net of discount	1,810,222	1,745,284

Notes payable, convertible, long-term, subordinate	1,481,830	1,022,079
Less: unamortized discount	(3,458)	(13,833)
Total long-term convertible notes payable, unsecured, net of discount	1,478,372	1,008,246
Total long-term notes payable	3,288,594	2,753,530
Total notes payable	3,788,824	3,253,760

Accrued compensation	296,550	206,550
Reimbursable expenses/cash advances payable	117,671	56,077
Total related party payable	414,221	262,627

Total related party transactions	$4,203,045	$3,516,387

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

Related party notes payable consists of the following convertible notes payable at September 30, 2016, and December 31, 2015:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$313,913	7	$0.05	1 year from demand	[1]
Adrian Pegler	100,000	7	$0.07	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	623,000	5	$0.05	12/31/2021
E. William Withrow Jr.	495,830	5	$0.05	12/31/2021
John Macey	363,000	4	$0.25	12/31/2023
Total	1,481,830
Less: unamortized discount	(3,458)
Total long-term	1,478,372

Total convertible notes payable	$1,978,602

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

As of September 30, 2016, and December 31, 2015, respectively, affiliates and related parties are due a total of $4,203,045 and $3,516,387, which is comprised of promissory notes to related parties, net of unamortized discounts of $193,236 and $268,549, in the amount of $3,788,824 and $3,253,760, accrued compensation in the amount of $296,550 and $206,550, and reimbursable expenses/cash advances to the Company in the amount of $117,671 and $56,077, for a net increase of $686,658. and $322,607. During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, promissory notes to related parties increased by $459,751 and $284,889, unamortized discounts decreased by $75,313 and $72,672, accrued compensation increased by $90,000 and $88,050, and reimbursable expenses/cash advances increased (decreased) by $61,594 and ($123,004).

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, promissory notes to related parties, net of unamortized discounts, increased by $535,064 and $645,168, as a result of an increase in accrued compensation owed to related parties in the amount of $459,751 and $572,496 converted to convertible promissory notes; an increase in discounts resulting from beneficial conversion features in the amount of $0 and $20,750; and a decrease in unamortized discount of $75,313 and $93,422.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, $549,751 and $722,946 in related party compensation was accrued, of which $459,751 and $572,496 was converted into convertible promissory notes, and $0 and $62,400 in payments to related parties were made, for a net increase in accrued compensation in the amount of $90,000 and $88,050.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, reimbursable expenses/cash advances owed to related parties increased (decreased) by $61,594 and ($123,004) as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in in the amount of $66,589 and $17,582; and repayments to related parties in the amount of $4,995 and $140,586.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, $65,642 and $57,467 in interest on related party loans was expensed. As of September 30, 2016, and December 31, 2015, respectively, $186,161 and $120,520 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

NOTE 10. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the nine months ended September 30, 2016, 133,336 shares of the Company’s restricted common stock were canceled in connection with consulting services not provided pursuant to consulting agreements.  As a result, $134 was recorded to additional paid in capital.

During the nine months ended September 30, 2016, subscriptions receivable in the amount of $100 were canceled.  As a result, $100 was recorded to additional paid in capital.

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, a total of $79,111 and $595,482 in deferred stock compensation was expensed. Deferred stock compensation of $24,961 and $104,072 remained at September 30, 2016, and December 31, 2015, respectively, to be amortized over the next three (3) months.

As of September 30, 2016, and December 31, 2015, respectively, the Company had 69,382,753 and 69,516,089 shares of common stock issued and outstanding.

NOTE 11. STOCK OPTIONS AND AWARDS

Stock Options

As of September 30, 2016, and December 31, 2015, respectively, the Company had 252,500 and 327,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	4.50	328,000	$3.20
$2.00	150,000	0.25	300,000	$2.49
	252,500		$628,000	$2.49

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2015	327,500	$2.65
Granted	--	--
Exercised	--	--
Expired / Cancelled	(75,000)	($3.20)
Outstanding at September 30, 2016	252,500	$2.49

During the nine months ended September 30, 2016, and the year ended December 31, 2015, respectively, the Company expensed no stock option compensation. There remained no deferred stock option compensation at September 30, 2016, and December 31, 2015.

Restricted Stock Awards

During the nine months and the year ended September 30, 2016, and December 31, 2015, respectively, 0 and 250,000 restricted stock awards were granted, valued at $0 and $57,250; and 468,587 and 2,433,331 restricted stock awards vested, for which $79,111 and $595,482 in deferred stock compensation was expensed. As of September 30, 2016, and December 31, 2015, respectively, there remained 104,164 and 572,921 shares to be vested, and $24,961 and $104,072 in deferred stock compensation to be expensed over the next three (3) months.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2014	2,756,252	$642,304
Granted	250,000	57,250
Vested	(2,433,331)	(595,482)
Forfeited/Canceled	--	--
Outstanding at December 31, 2015	572,921	104,072
Granted	--	--
Vested	(468,757)	(79,111)
Forfeited/Canceled	--	--
Outstanding at September 30, 2016	104,164	$24,961

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2016, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period October 1, 2016, to December 31, 2022, the Company increased its loans from related parties by $1,801,823, from a total of $4,203,045 at September 30, 2016, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,700,347, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $4,971,735 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $934,852, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) an increase in accrued compensation of $182,173 as a result of (i) $5,271,380 in accrued compensation, of which $4,971,735 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $80,697. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the nine months ending September 30, 2016, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of September 30, 2016, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of September 30, 2016, the Company had total assets of $380,905 compared with total assets of $4,570,656 at December 31, 2015. The decrease in total assets of $4,189,751 is attributable to a decrease in cash of $13,705, an increase in accounts receivable of $2,185, an increase in other receivables of $5,507, an increase in prepaid expenses of $302, a decrease in investment in securities of $844,329, depreciation of $354, impairment of intangible assets of $3,340,027, and an increase in other assets of $700.

As of September 30, 2016, the Company had total liabilities of $6,222,881 compared with total liabilities of $5,840,217 at December 31, 2015. The increase in total liabilities of $382,664 is attributable to a decrease in accounts payable and accrued expenses of $78,994, a decrease in deferred revenue of $225,000, an increase in related party payables of $151,594, and an increase in related party convertible notes payable, net of unamortized discount, of $535,064.

Results of Operations

Three and nine months ended September 30, 2016, compared to three and nine months ended September 30, 2015.

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$723	$1,481	$227,354	$7,755

Cost of sales	$1,523	$1,750	$7,580	$7,617

Gross profit (loss)	$(800)	$(269)	$219,774	$138

General and administrative expenses	$237,180	$480,608	$676,827	$1,438,947

Impairment losses	$––	$––	$3,340,027	$––

Operating loss	$(237,980)	$(480,877)	$(3,797,080)	$(1,438,809)

Gain on extinguished debt	$––	$––	$178,786	$305,576

Interest expense	$(40,293)	$(33,481)	$(114,626)	$(92,809)

Discount amortization	$(25,262)	$(25,262)	$(75,313)	$(68,159)

Realized gain on currency translation	$288	$314	$592	$751

Net loss	$(303,247)	$(539,306)	$(3,807,641)	$(1,293,450)

Net comprehensive income (loss)	$120,431	$641	$(843,885)	$(15,553)

Net loss and comprehensive income (loss)	$(182,816)	$(538,665)	$(4,651,526)	$(1,309,003)

Revenue

For the three months ended September 30, 2016, revenue in the amount of $723 consisted of $723 in limited sales resulting from test marketing of PearTrack tracking products.

For the three months ended September 30, 2015, revenue in the amount of $1,481 consisted of limited sales resulting from test marketing of PearTrack tracking products.

For the nine months ended September 30, 2016, revenue in the amount of $227,354 consisted of $225,000 in consulting services fees and $2,354 in limited sales resulting from test marketing of PearTrack tracking products.

For the nine months ended September 30, 2015, revenue in the amount of $7,755 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At September 30, 2016, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended September 30, 2016, cost of sales in the amount of $1,523 consisted of limited product and system costs related to the PearTrack product line.

For the three months ended September 30, 2015, cost of sales in the amount of $1,750 consisted of limited product and system costs related to the PearTrack product line,

For the nine months ended September 30, 2016, cost of sales in the amount of $7,580 consisted of limited product and system costs related to the PearTrack product line.

For the nine months ended September 30, 2015, cost of sales in the amount of $7,617 consisted of limited product and system costs related to the PearTrack product line.

At September 30, 2016, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	3-month	9-month
Legal and accounting fees	$3,000	$23,119	$3,000	$29,248	$(20,119)	$(26,248)
Management fees	187,028	183,249	555,818	549,747	3,779	6,071
Other outside services	––	3,277	250	16,337	(3,277)	(11,000)
Amortization of stock options/stock compensation	37,439	145,248	79,111	502,147	(107,809)	(423,036)
Depreciation and amortization	118	70,447	354	186,631	(70,329)	(186,277)
Rent expense	3,468	18,771	6,786	56,263	(15,303)	(49,477)
Office supplies and miscellaneous expenses	6,127	36,497	31,508	98,574	(30,370)	(67,066)
Total general and administrative expenses	$237,180	$480,608	$676,827	$1,438,947	$(243,428)	$(762,120)

General and administrative expenses in the amount of $237,180 for the three months ended September 30, 2016, were comprised of $3,000 of legal and accounting fees, $187,028 of management fees, $37,439 of amortization of stock compensation, $118 of depreciation and amortization, $3,468 of rent expense, and $6,127 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $480,608 for the three months ended September 30, 2015, were comprised of $23,119 of legal and accounting fees, $183,249 of management fees, $3,277 of other consulting fees, $145,248 of amortization of stock compensation, $70,447 of depreciation and amortization, $18,771 of rent expense, and $36,497 of office overhead and other general and administrative expenses.

General and administrative expenses of $237,180 for the three months ended September 30, 2016, as compared to $480,608 for the three months ended September 30, 2015, resulted in a decrease in general and administrative expenses for the current period of $243,428. The decrease in general and administrative expenses of $243,428 was attributable to the following items:

•a decrease in legal, accounting and professional fees of $20,119, due to legal fees of $21,619 and accounting fees of $1,500 incurred in the prior year, compared to no legal fees and $3,000 in accounting fees incurred for the same period in the current year;

•an increase in management of $3,779 due miscellaneous pro-rata fees paid; and

•a decrease in other consulting fees of $3,277 due to the expiration of a consulting agreement, resulting in no fees paid in the current period; and

•a decrease in amortization of stock options/stock compensation of $107,809, due to fully amortized deferred stock compensation in the prior year, resulting in a decrease of $107,809; and

•a decrease in depreciation and amortization of $70,329, due to the impairment of intellectual property, resulting in a decrease in amortization expense in the current period of $70,329; and

•a decrease in rent expense of $15,303, primarily due to the sub-lease of office space; and

•a decrease in other general and administrative expenses of $30,370, due to decreases in computer and internet expenses of $3,308, meals, entertainment and promotion of $2,184, office expense of $2,791, research and development of $6,287, taxes, licenses and permits of $1,189, telephone of $3,023, and travel of $11,588.

General and administrative expenses in the amount of $676,827 for the nine months ended September 30, 2016, were comprised of $3,000 of legal and accounting fees, $555,818 of management fees, $250 of other consulting fees, $79,111 of amortization of stock compensation, $354 of depreciation and amortization, $6,786 of rent expense, and $31,508 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,438,947 for the nine months ended September 30, 2015, were comprised of $29,248 of legal and accounting fees, $549,747 of management fees, $16,337 of other consulting fees, $502,147 of amortization of stock compensation, $186,631 of depreciation and amortization, $56,263 of rent expense, and $98,574 of office overhead and other general and administrative expenses.

General and administrative expenses of $676,827 for the nine months ended September 30, 2016, as compared to $1,438,947 for the nine months ended September 30, 2015, resulted in a decrease in general and administrative expenses for the current period of $762,120. The decrease in general and administrative expenses of $762,120 was attributable to the following items:

•a decrease in legal, accounting and professional fees of $26,248, due to legal fees of $24,408 and accounting fees of $4,840 incurred in the prior year, compared to no legal fees and $3,000 in accounting fees incurred for the same period in the current year; and

•an increase in management of $6,071 due miscellaneous pro-rata fees paid; and

•a decrease in other consulting fees of $11,000 due to the expiration of a consulting agreement, resulting in no fees paid in the current period; and

•a decrease in amortization of stock options/stock compensation of $423,036, due to fully amortized deferred stock compensation in the prior year, resulting in a decrease of $389,836, and the cancellation of previously expensed stock compensation resulting in a decrease of $33,200 in the current period; and

•a decrease in depreciation and amortization expense of $186,277, due to the impairment of intellectual property, resulting in a decrease in amortization expense in the current period of $186,513, and the acquisition of office equipment, resulting an increase in depreciation expense of $236 in the current period; and

•a decrease in rent expense of $49,477, primarily due to the sub-lease of office space; and

•a decrease in other general and administrative expenses of $67,066, due to decreases in computer and internet expenses of $6,508, dues and subscriptions of $2,000, meals, entertainment and promotion of $8,066, office expense of $8,567, telephone of $10,145, and travel of $31,780.

General and administrative expenses for the nine months ended September 30, 2016, and 2015, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2016, the Company incurred a net loss of $3,807,641, compared with a net loss of $1,293,450 for the nine months ended September 30, 2015. The increase in net loss of $825,836 is attributable to an increase in revenue of $219,599, a decrease in cost of goods sold of $37, a decrease in general and administrative expenses of $762,120, an increase in impairment losses of $3,340,027,a decrease in gain on extinguishment of debt of $126,790, an increase in interest expense of $21,817, an increase in discount amortization of $7,154, and a decrease in realized gains on foreign currency changes of $159.

During the nine months ended September 30, 2016, the Company incurred a net comprehensive loss of $843,885, compared with a net comprehensive loss of $15,553 for the nine months ended September 30, 2015.  The increase in net comprehensive loss of $828,332 is attributable to an increase in unrealized gain on currency translation of $316, and an increase in unrealized loss on securities of $828,648.

Liquidity and Capital Resources

Working Capital Deficit
	September 30, 2016	December 31, 2015	Increase (decrease)
Current assets	$10,130	$15,871	$(5,741)
Current liabilities	2,934,287	3,086,687	152,400
Working capital (deficit)	$(2,924,157)	$(3,070,816)	$(146,659)

As of September 30, 2016, and December 31, 2015, respectively, the Company had $1,064 and $14,679 in cash.

The Company had a working capital deficit of $2,924,157 as of September 30, 2016, compared to a working capital deficit of $3,070,816 at December 31, 2015.  The decrease in working capital deficit of $146,659 is primarily attributable to a decrease in cash of $13,705, an increase in accounts receivable of $2,155, an increase in other receivables of $5,507, an increase in prepaid insurance of $302, a decrease in accounts payable and accrued expenses of $78,994, a decrease in deferred revenue of $225,000, and an increase in related party payable of $151,594.

Cash Flows	For the nine months ended
	September 30, 2016	September 30, 2015	Increase (decrease)
Net cash used by operating activities	$(13,705)	$(390,582)	$(376,877)
Net cash used by investing activities	––	(1,688)	(1,688)
Net cash provided by financing activities	––	402,138	(402,138)
Net increase (decrease) in cash	$(13,705)	$9,868	$9,627

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, the Company used $13,705 of cash flow from operating activities, compared with $390,582 for the nine months ended September 30, 2015.  The decrease in cash used by operating activities of $376,877 is primarily attributable to an increase in net loss of $2,514,191; increases in accruals converted to related party loans of $188,504, discount amortization of $7,154, and impairment losses of $3,340,027; decreases in stock compensation/stock option amortization of $423,036, depreciation and amortization of $186,277, gain on extinguished debt of $126,790, and foreign exchange gains of $159; increases in the changes in accounts receivable of $2,431, prepaid expenses of $90, other assets of $700, accounts payable and accrued expenses of $16,310, and related party payables of $60,668; and decreases in the changes in refunds and claims receivable of $10,545, other receivables of $5,507, and deferred revenue of $225,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, the Company used $0 cash flows from investing activities, compared with $1,688 for the nine months ended September 30, 2015. The decrease in cash used by investing activities of $1,688 was attributable to a decrease in cash received from subsidiary of $674, and a decrease in the purchase of offices equipment of $2,362.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, the Company was provided with no cash flows from financing activities, compared with $402,138 during the nine months ended September 30, 2015. The decrease in cash flows provided by financing activities of $402,138 is attributable to decreases in repayments of related party loans of $17,382, and proceeds from the issuance of common stock of $419,520.

As of September 30, 2016, affiliates and related parties are due a total of $4,203,045, which is comprised of promissory notes to related parties, net of unamortized discounts of $193,236, in the amount of $3,788,824, accrued compensation in the amount of $296,550, and reimbursable expenses/cash advances to the Company in the amount of $117,671, for a net increase of $686,658. During the nine months ended September 30, 2016, promissory notes to related parties, net of unamortized discounts, increased by $535,064, accrued compensation increased by $90,000 and reimbursable expenses/cash advances owed to related parties increased by $61,594. All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31,2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $4,651,526, an accumulated deficit of $17,268,268, and a working capital deficit of $2,924,157, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2016, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2016, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp. effective October 17, 2014	Filed with the SEC on October 23, 2014, as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008, as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008, as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008 with respect to reverse stock split	Filed with the SEC on September 17, 2008, as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009 with respect to reverse stock split	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009 with respect to the merger between Ecological Acquisition Corp. and Ecologic Sciences, Inc.	Filed with the SEC on July 9, 2009, as part of the Company’s Current Report on Form 8-K
3.9	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014	Filed with the SEC on October 2, 2014, as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2019, effective October 9, 2019	Filed with the SEC on October 9, 2019, as part of the Company’s Current Report on Form 8-K
3.11	Amended and restated Articles of Incorporation filed with the Secretary of State of Nevada on October 8, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
3.12	Certificate of Incorporation of Enigma-Bulwark Risk Management, Inc. filed August 30, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
(10)	Material Contracts
10.1	License Agreement between PearTrack Systems Group Ltd. and AudioEye, Inc. dated June 30, 2014	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.2	Assignment and Licensed Rights Agreement with PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015, as part of the Company’s Current Report on form 8-K
10.3	Amendment to the Assignment and Licensed Rights Agreement with and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015, as part of the Company’s Quarterly Report on Form 10-Q
10.4	Intellectual Property Purchase Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.5	Revenue Sharing Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.6	Royalty Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.7	Employment Agreement with Kyle W. Withrow dated October 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.8	Intellectual Property Purchase Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.9	Revenue Sharing Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.10	Royalty Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.11	Consulting Agreement with MJ Management Services, Inc. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.12	Consulting Agreement with Huntington Chase Ltd. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.13	Consulting Agreement with David Rocke dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.14	Consulting Agreement with Michael Gabriele dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.15	Non-Compete, Non-Dilution and Registration Rights Agreement with David Rocke dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.16	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.17	Consulting Agreement with Clive Oosthuizen dated September 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.18	Consulting Agreement with Yinuo Jiang dated October 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.19	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.20	Joint Venture Agreement with Prime Africa dated October 3, 2020	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
(21)	Subsidiaries of the Registrant
21.1	Enigma-Bulwark Risk Management, Inc. PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Clive Oosthuizen	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Clive Oosthuizen	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENIGMA-BULWARK, LTD.

Dated: June 6, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and CEO

Dated: June 6, 2023	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer

18