Form 10-K
period 2016-12-31
ENIGMA-BULWARK, LTD
filed 2023-06-06
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2022, was $6,462 based on a closing price of $0.0002 for Common Stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

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

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars, and all references to “Common Stock” refer to the Company’s common stock.

As used in this Annual Report, the terms "we", "us", "our," “the Company” and "Enigma" mean Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

CORPORATE OVERVIEW

The Company’s principal executive office is located at 3415 S. Sepulveda Blvd., Suite 1100-#1234, Los Angeles, California 90034. The Company’s telephone number is (888) 287-9994, and fax is (888) 899-1443.

The Company’s website is www.enigma-bulwark.com.

The Company’s Common Stock is quoted on the OTC Pink under the symbol “EBWK”.

CORPORATE HISTORY

Formation and Development

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

On June 30, 2014, the Company entered into a non-exclusive License Agreement, in perpetuity, with AudioEye Communications, Inc. (“AudioEye”), a communications and technology company that owns a family of patents in the area of audio technology. AudioEye’s proprietary materials consist of licensor-produced intellectual property used in the development of its technology and implementation of its products.

On October 17, 2014, pursuant to the Agreement and Plan of Merger dated October 9, 2014, PearTrack Acquisition Corp., a Nevada corporation (“PTAC”), the Company’s wholly-owned subsidiary, merged with PTSG, with PTSG as the surviving entity (the “Merger”).  As a result, PTSG became the Company’s wholly-owned subsidiary.  As part of the agreement, the Company issued an aggregate of 51,358,555 restricted shares of its Common Stock to the former PTSG shareholders on a 5.13586 for 1 basis.  The issuance, representing approximately 90% of the Company’s issued and outstanding shares of Common Stock, increased the total issued and outstanding common shares from 5,706,506 shares to 57,065,061 shares. In addition, the Company changed its name from Ecologic Transportation, Inc. to PearTrack Security Systems, Inc. and its trading symbol to “PTSS”. As part of the Merger transaction, the Company issued a Senior Secured Promissory Note in the principal sum of $2,000,000 (the “Note”) for the license of a Global Positioning System (“GPS”) tracking and remote asset-monitoring platform from PearTrack Systems, Ltd., a United Kingdom corporation and wholly-owned subsidiary of PTSG. The platform, branded “PearTrack,” was built around an industry-leading battery management technology.  The terms of the license of the PearTrack intellectual property (“PearTrack IP”) provided for the license to expire and all rights revert back to the licensors if the Company was unable to monetize the PearTrack IP and pay the Note in full within a two (2) year period.

As a result of the Merger, the Company, operating as PearTrack Security Systems, Inc., initiated a test deployment of its platform and system globally, and managed clients seeking to track their assets in motion and in remote locations.

In 2015, to further develop the GPS platform, the Company acquired a patented intermodal container locking system, and expanded its focus to the global transportation of commercial goods on container ships, trains and trucks.  On January 21, 2015, the Company entered into an Assignment and Licensed Rights Agreement (“Assignment and License Agreement”) by and between the Company and PearLoxx Ltd. (“PearLoxx”) for the assignment and exclusive license to the Company of certain PearLoxx patented technology (the “Product”) in perpetuity. Pursuant to the terms and conditions of the Assignment and License Agreement, royalties are payable to PearLoxx on Adjusted Gross Revenue (“AGR”) generated by the Product as follows: 5% of AGR up to $5,000,000; 3% of AGR between $5,000,001 and $10,000,000; and 2.5% of AGR thereafter. On March 9, 2015, the Assignment and License Agreement was amended to, among other things, include as part of the consideration for the Product, the right for PearLoxx to purchase 5,706,506 shares of the Company’s Common Stock at $0.001 per share, valued at $1,711,952. The Company rebranded the PearLoxx product to EnigmaLok.

As part of the plan to commercialize the PearTrack IP, the Company entered into an agreement with Jabil Circuits, Inc. on October 27, 2015, to manufacture the PearTrack cargo container tracking and PearLoxx locking system.  The Company also entered into an agreement on July 15, 2016, with Telenor Connexion, an MTM division of the Telenor Group, an Oslo, Norway, telecommunications company, to provide a global contract for the PearTrack GPS tracking products and services.

During 2016 through 2018, the Company also sought financing for the further development of the PearTrack IP, the finalization of the PearLoxx container locking and tracking prototype, and the commercialization of an updated PearTrack platform and tracking system.  In addition, strategic acquisitions were pursued to expand the Company’s intellectual property portfolio.

Due to the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the former licensees on December 31, 2018, and, pursuant to the terms of the Security Agreement, the related Note issued to the licensors (the “Note Holders”) was canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverted to the Note Holders.  As a result, in 2018, the Company recognized a gain on the extinguishment of debt of $2,000,000.

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

2 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its Patent Application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

COVID-19 Pandemic

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic, and on March 13, 2020, former President Donald J. Trump declared the virus a national emergency in the United States.  As of the date of the filing of this Annual Report, the WHO reports over 757 million confirmed COVID-19 cases and over 6.8 million deaths worldwide, including over 1.1 million in the U.S. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.

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

Management Changes

In connection with the Merger, effective October 17, 2014, Mr. William B. Nesbitt resigned as President and CEO, and Mr. E. William Withrow Jr., the President of PTSG and a member of the Company’s board of directors (the “Board”), was appointed Mr. Nesbitt’s successor. Mr. Nesbitt remained a member of the Board, as well as President and CEO the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.  In addition, Mr. Arran de Moubray, Mr. Paul B. Burke and Mr. John D. Macey, formerly directors of PTSG, were appointed to the Board.

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On October 22, 2015, the Company accepted the resignation of Paul Bernhard Burke as a Board member.  This resignation did not involve any disagreement with the Company.

On November 5, 2015, Mr. Edward W. Withrow III resigned as Chairman and Board member.  This resignation did not involve any disagreement with the Company.  Mr. E. William Withrow Jr., currently President and Chief Executive Officer and a Board member, succeeded him to serve as Interim Executive Chairman until the next annual meeting of the shareholders and/or until his successor is duly appointed.

On November 5, 2015, the Company accepted the resignation of Arran de Moubray as a Board member.  This resignation did not involve any disagreement with the Company.

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

On April 12, 2021, Mr. David Rocke resigned as a Board member, and consultant.  His resignation was preceded by the Company’s inquiry into Mr. Rocke’s performance in connection with his Consulting Agreement dated May 1, 2019.  The vacant Board member seat resulting from Mr. Rocke’s resignation will remain open until a new member is elected at the next annual meeting of the shareholders, or is duly appointed by the Board.

On April 12, 2021, Mr. Michael Gabriele resigned as President of Enigma-Bulwark Risk Management, Inc. and its subsidiaries.  His resignation did not involve any disagreement with the Company.

DESCRIPTION OF BUSINESS

Overview

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

Enigma-Bulwark, Ltd. Los Angeles, California	Parent Corporation Patented EnigmaLok Locking Technology
Enigma-Bulwark Risk Management, Inc. Cape Town, South Africa	Network-Based Video Surveillance (Patent-Pending) Security and Risk Management / Intelligence Security Guard Operations Hotels, Events, VIPs
•Enigma-Bulwark Security, Inc. Miami, Florida
•Prime-Enigma Africa Pvt. Joint Venture
Ecologic Products, Inc. / Ecologic Car Rentals, Inc. Los Angeles, California	Environmental Transportation and Products Seeking Strategic Opportunities

Through its wholly-owned subsidiary, EBRM, the Company is operating a security and risk management business, and developing its proprietary, patent-pending and patented technology. EBRM is focused on providing security guards, both armed and unarmed, as well as security consulting and systems integration of security technology and software through the development of its patent-pending intellectual property (see “Intellectual Property”), along with third-party Plug-N-Play products.

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

The Company also intends to provide a unique solution to security issues in the intermodal shipping container marketplace, with its patented container tracking and locking system, EnigmaLok (formerly PearLoxx), the rights of which were licensed to the Company in perpetuity in 2015 (see “Intellectual Property”).

Through the subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc., the Company continues its pursuits for strategic opportunities for its shareholders, as management believes that the brands have value for companies with environmentally-friendly consumer-related products and services.

Business Strategy

In today’s complex and connected world, the Company believes that a holistic approach to risk management analysis is an essential component of business and life. The traditional idea of simply placing a guard at a post and using pen-and-paper systems has proven to simply be inadequate in this advanced and fast-paced society, and is precisely why technology needs to be adopted in private security.

The Company’s goal is to establish a worldwide security firm that provides the highest level of security protocols, capabilities and solutions to individuals, companies, and governments. The Company’s initial security operations service luxury hotels and resorts, events, and celebrities in the Miami Beach, Florida, area. The remaining operations are at various stages of development, ranging from commercial stage technology testing to early and mid-development stage, with about 25% of Enigma’s value proposition at the research and development stage.  As such, the Company will require additional investment capital to successfully implement its business strategy and fund the completion of its product development. There can be no assurance that such financing will become available or, if it does, that it will be offered to the Company on favorable terms.

The Company believes that the Miami, Florida, operations will be an ideal market entry point for its other security offerings, such as its Smart Video products.  Management intends to utilize the Miami operations as a test market for these security technologies, of which the resulting data will prove invaluable in the Company’s larger scale marketing endeavors. Enigma is targeting a wide range of industries, and is positioned to grow its business through the exploitation of its intellectual property and integrated solutions.

The Company’s strategy is a multi-pronged approach that includes a combination of:

•enhancing and expanding existing products and services;

•expanding intellectual property through licensing;

•identifying potential business acquisitions and strategic partnerships;

•expanding nationwide security operations and customer base;

•establishing security operations on a global scale; and

•continuing to upgrade technologies and training personnel.

With the integration of experience, awareness, preparation, capability, innovation, and execution, the Company can design solutions that are threat-focused, intelligence-led, innovative and scalable – solutions that will reflect a clients’ specific risks and objectives.

Client Benefits

•Sector-Leading Expertise – Former military personnel with security expertise and intelligence capability, both domestic and international.

•Client-Focused Approach – Security risk assessment and solutions specific to threats to employees and associates, assets, and investments.

•Localized Solutions – Services include training and managing local security resources.

•Introduce/Upgrade Technology – Augment and enhance the human workflow and make it more effective by the integration of technology solutions.

From forward-threat and asset-extraction professionals to armed and non-armed security officers with multiple certification levels, the Company’s security solutions include threat assessment/analysis, mitigation planning and technology. In addition, with field-tested and field-selected software analytics, and improved communication protocols, clients and end-users are also demanding ancillary offerings for their security systems.  The Company intends to include a variety of pre- and post- project services, such as:

•project planning and advisory

•hosted and remotely managed access-control and video

•maintenance contracts

•software licensing

•internal or third-party monitoring

•non-security services:

▪training

▪configuration

▪programming

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

Technology and Software

In today’s environment, there is a high demand for companies to become more efficient, secure and operationally aware. That, in turn, is driving the need for real-time data capturing and processing for every part of their business, including security.

Physical security refers to restricting physical access of unauthorized people in controlled facilities to prevent damage to valuable hardware, software, network infrastructure, and other assets. Physical security includes security layers that protect personnel, network, and data in physical facilities, such as campuses, buildings, banks, and offices, from internal or external physical threats, such as natural disasters, fire, theft, burglary, vandalism, and terrorist attacks.3

The physical security segment of the security industry is undergoing the most rapid technological change in its history. Today, a combination of technologies and services are transforming the delivery of physical security services, such as:

•rising Internet Protocol (IP) adoption

•declining legacy sales

•emerging communication standards from broadband to 5G to Wi-Max

•acceptance of security technologies as a service.

While physical security will always be an important barrier against enterprise theft, vandalism, and violence, cybersecurity continues to be the top security concern businesses face today, with a persistent and ever-growing threats. With the developments of cyber hacking, and recent global hijacking of major corporations’ infrastructures, the need for advanced security systems and technologies is at its greatest.  To meet these demands, emerging technologies and concepts, such as artificial intelligence (“AI”), cloud computing, intelligent video analytics, and cybersecurity are at the forefront of the security industry. As companies plan to meet the threats of the future, budgets for security systems of all sizes are increasing, and are focused on innovative solutions.

The Company has a developed a strategic plan that will initially incorporate (i) a hybrid systems-integration business model, based on third-party products and services, and (ii) a recurring revenue subscription model, based on the exploitation of its proprietary intermodal container products and services. As the Company moves from equipment sales to consultative solution sales, the unique business problems of clients in target markets will be a primary focus.  The Company is identifying vertical market initiatives that will concentrate its expertise.

System Integration

The Company is developing a business unit focused on providing technology-based security solutions through systems integration. System integration is defined simply as the process of bringing together the component sub-stems into one system.4 Through system integration, the Company can provide a platform for both third-party technology as well as proprietary products, to be sold to clients through multiple business models, ranging from Security as a Service (SaaS) to direct product sales.

Integration between video and access control is the most sought-after combination. This leads to integration issues, as most manufacturers offer integrations with a variety of video and other security components but not with their fellow access control competitors. Additionally, vendors use their own unique application program interfaces and their own databases with reporting methods that make the integration process challenging. Having qualified System Integrators is essential to solving these issues.

System Integrators

A “System Integrator” is an individual or (company) that specializes in bringing together component subsystems into a whole, ensuring that those subsystems function together.5 A security system integrators (“SSI”), for example, can configure a central command-and-control center with a common user interface that shares data.  SSIs can also solve issues such as joining disparate security and non-security components so they communicate with each other properly.

Even as technology changes, the main objective of system integration remains the same: to seamlessly coordinate and link various security sub-systems to impede ever-increasing security threats. To meet these objectives, the SSIs engaged by the Company will have expertise installing and managing access control elements like gates, doors, and locks, video surveillance systems, emergency notification systems, lighting, network security and more.

3 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

4 https://en.wikipedia.org

5 https://en.wikipedia.org

The Company will initially outsource its system integration needs by contracting with SSIs on a per project basis.  An experienced SSI can help oversee the full lifecycle of a client’s security systems. Additionally, SSIs can custom-design a security plans, as well as install, implement, test, manage and maintain it.  Through the development of relationships with select SSIs, and proven success on multiple projects, the Company will recruit key SSIs that have the qualifications and competencies that best suit the Company’s needs on an exclusive and permanent basis.

With the advent of AI, remote and sensor video analytics, cloud computing, and cybersecurity new opportunities open for the Company’s system integration model. The Company believes that it is not whether technology will have a significant impact on the physical security industry in the next few years; it is which technology will prove the most valuable. With the rapid pace of change in technology, there is no simple answer to this question. The business challenges of yesterday may no longer be the challenges of tomorrow. The Company realizes the need to understand what the unique challenges are for each vertical it focuses on, and work with manufacturers to develop proprietary initiatives and provide proven solutions for specific markets. The Company’s focus is on the following areas:

Security and Protection	Risk Management Advisory Services
•Security Officers •Global and Executive Protection •Transportation Facilitators •Extraction Teams •Event/VIP/Celebrity Protection •COVID-19 Safety Protection	•Advisory •Risk Assessment •Intelligence •Surveillance •Threat Assessment •Cybersecurity •COVID-19 Safety Protection
Technology and Software

•Video Intelligence, Data and Smart Sensors

•Video Analytics

•Spontaneous Video Technology

•Data Collection and Management

•Intelligence

•Analytics

•Tracking, Monitoring and Securing of Assets

•EnigmaLok

•EnigmaTrak

•EnigmaCode

•Intelligence as a Service IoT Connectivity •Sensor Networks •API Connected Wearables •5G Connectivity •Zigbee Mesh •RF •Inaudible Tones

The Company is primarily focused on the development of its patent-pending video surveillance technology, as well as the EnigmaLok prototype container security, tracking and locking system (see “Intellectual Property”).

Future Technology Concepts and Strategies

The shifts in technologies identify opportunities to generate new business through the introduction of value-added applications, or new services capable of generating recurring monthly revenue. The Company’s goal is to have the following technologies installed either separately or collectively, as part of an integrated offering:

•Artificial Intelligence and Analytics

Clients are looking to AI and data analytics to gain better insight into their operations. These offerings can provide security-related intelligence or operational and customer insights. The key to AI is a self-learning algorithm that, over time, gets better at identifying certain targeted behaviors or transactions, and reduces false positives.  The challenge for clients will be clearly defining which data is most valuable to them, who will have access to it, and how to best manage it. The Company can play a key role in this process by having those discussions with clients up front and encouraging a proof-of-concept phase before full rollouts are undertaken.

•Facial Recognition

Facial recognition is growing in popularity among biometric forms of authentication. Microsoft has enabled it for access with Hello for Windows 10 users, major credit card companies have stated their interest in using facial recognition to verify payments and other financial institutions are using it to authenticate customers on mobile devices. Still, it’s use spotting suspects in crowds and protecting airports and borders remains the brass ring for security professionals.

•Security as a Service (SaaS)

The security market has seen an increased demand for Security-as-a-Service (SaaS) offerings. The combination of low, upfront capital costs, along with outsourced services, has made cloud-based video and access-control popular, especially in the hospitality and small-to-medium enterprise markets. As technology developers add more sophisticated applications and services to expand client insights and efficiencies, enterprise retail clients will seek SaaS more and more. Developed as a subscription business model, SaaS generates a recurring revenue stream.

•Cybersecurity

The sheer scope and size of the data breaches the Company has witnessed over the past decade is a daunting reality. The breach of Equifax, one of the most notable examples, has heightened concerns over cyber-preparedness. In turn, clients are increasingly evaluating their level of cybersecurity preparedness, as well as that of their suppliers.  The Company’s initial strategy in the cybersecurity market will be to partner with an established cybersecurity company that provides leading-edge tools and solutions.

The execution of the Company’s business strategy will be contingent upon and require significant financing. There can be no assurance that such financing will become available or, if it does, that it will be offered to the Company on favorable terms.

PRODUCTS AND SERVICES

The Company’s wide, but integrated, product and service offerings include security and protection services, intelligence and risk management advisory services, and security technologies.  Because security must be addressed on several levels, the most productive approach requires the kind of broad expertise found with the Company’s security professionals. The Company’s team can determine the likelihood of a particular threat, prioritize action plans, recommend appropriate security measures, and implement solutions when necessary.

SECURITY AND PROTECTION SERVICES

Physical Security Services

Physical security includes security measures that are designed to deny unauthorized access to facilities, equipment and resources, and to protect personnel and property from damage or harm (such as espionage, theft, or terrorist attacks). Physical security involves the use of multiple layers of interdependent systems which include CCTV surveillance, security guards, protective barriers, locks, access control protocols and many other techniques.

The Company has retained security professionals with various skill levels, from basic security guards (agents and managers) to advanced professionals with backgrounds in military Special Forces.  The Company currently provides security agents and security managers for onsite security-related services to hotels and resorts in Miami Beach, FL, as well as for special events and VIPs / celebrities.  Its security operations maintains a staff of approximately forty-five (45) employees, including over forty (40) fully licensed security personnel, of which thirty (30) are full-time and ten (10) are part-time.  The Company also has a team of experienced security professionals.

Security Agents

The Company’s Miami-based security operations, Enigma-Bulwark Security, Inc., provides both armed and unarmed Security Agents (“Agents”) to its hotel/resort clients to ensure the premises are a safe and secure space for colleagues, clients, and staff.  The duties involve controlling who enters and exits the building, inspecting existing CCTV footage for unusual activity, and detaining trespassers until the police arrive. This is typically a shift-based job, and overnight and weekend hours are common. Training is usually carried out on the job, but people in this role often need first aid knowledge and some basic self-defense skills. Candidates for this job should be in good physical health and have the stamina to work long shifts of standing and walking. They should also have keen observational skills and the ability to work independently for extended periods of time.

Skills and Qualifications

The Company requires all of its Agents to be licensed.  In the state of Florida, where the Company’s primary security guard operations are located, the Florida Department of Agriculture and Consumer Services (FDACS) licenses and regulates the private security industry.  All Agents must be licensed as follows:

•Security Agent-Unarmed	Class “D” License
•Security Agent-Armed	Class “G” License
•Manager of a Security Business	Class “M” or “MB” License.

The Company also requires Agents to have a calm disposition, the ability to act quickly and efficiently in stressful situations, and possess keen observation skills to spot anything that may pose a threat. The Company employs Agents with the following abilities:

•Communication skills – Communicate clearly and calmly in all situations, making points heard without losing temper or professional manner.

•Attention to detail – Quickly spots threats and other issues that could pose danger but might otherwise be overlooked.

•Patience – Shifts can involve many hours spent standing and observing a designated area, so patience and stamina are vital.

•Good judgment – Quickly assess situations and decide whether further action needs to be taken.

•Problem-solving skills – Difficult situations require the ability to troubleshoot and find solutions.

Duties and Responsibilities

Although the jobsite an Agent is assigned to will determine the exact duties to be carried out, duties typically involve:

•Enforce Laws	The Agent’s primary responsibility is to enforce laws and safety regulations. Agents patrol designated areas to ensure there are no violations.
•Respond to Emergencies and Threats

If an incident occurs, Agents respond quickly and calmly, while ensuring that all persons in the building, including themselves, are safe. If something arises that is dangerous or breaks security regulations, Agents immediately contact the police.

•Monitor CCTV Cameras	Agents have access to alarms and CCTV footage, which they monitor closely to look out for anything that might pose a security threat.
•Conduct Checks on the Premises	Agents regularly patrol their designated area to conduct security checks, control building access, and identify anything unusual.
•Prepare Daily Incident Reports

Agents prepare daily reports to detail what occurred during their shift, highlighting any threats or unusual activities that were identified, and inform Agent carrying out next shift of anything that needs further attention.

Security Managers

The Company’s Miami-based security operations, Enigma-Bulwark Security, Inc., provides Security Managers (“Managers”) that monitor the day-to-day security operations, and implement security policies, regulations, and rules. Managers are required to hire new Agents and delegate tasks and duties to them.  One of their main duties is to check and monitor the access control for visitors on the property. Security Managers also perform many of the following tasks:

•Monitor events

•Implement security protocols

•Create emergency response procedures

•Conduct security evaluations

•Supervise Security Agents

Duties and Responsibilities

•Ensure Agents are conducting routine patrols of the jobsite

•Ensure Agents are groomed and in proper uniform

•Ensure Daily Incident Reports are being completed

•Perform Daily Incident Report writing training, if needed

•Complete walk throughs with Agents while on site, and note any discrepancies, issues or hazards

•Ensure Agents are acting in accordance with the jobsite’s requirements and guidelines

•Ensure Agents are inspecting fire alarm panels and exterior doors

•Monitor Agent overtime

•Ensure offices are clean and clear of debris

•Ensure no food is in offices

•Periodically review Safety Committee Guidelines with the jobsite Manager

•Check in with the jobsite’s Director of Security (DOS), Property Manager on Duty (MOD) and/or Front Desk Manager and address any concerns related to the jobsite

•Document any discrepancies and/or issues found and provide to the jobsite Manager

•Work closely with the jobsite Manager to ensure any concerns or issues are being addressed

•Prepare weekly scheduling of Agents to ensure proper coverage is in place

Executive Protection / Journey Management

Executives face threats that vary widely depending on the industry, size of the company, geopolitical locations, and the individual’s profile. The Company’s aim is to establish and maintain a safe working and living environment for its clients while continually minimizing risk. The Company achieves this by providing executive protection operatives to support its clients on a global basis.

The Company’s expert security consultants and advisors will accompany high-net-worth senior executives, private individuals and their families to the most challenging environments. The Company’s on-the-ground knowledge of risky locales, together with its expansive intelligence networks and proven methodologies means that the services recommended and provided by the Company are specially calibrated to the unique risks its clients face. The Company’s executive protection services enable clients to carry out their business with confidence and peace of mind.

In addition to discreet close protection, Enigma’s teams offer advice, liaison and coordination. The Company delivers comprehensive security from the moment a traveler arrives in country until their return flight is safely in the air.  The Company’s executive protection officers are formally trained and licensed to Security Industry Authority (SIA) standards or country equivalent. Their backgrounds are typically within the military, law enforcement or Special Forces. Both male and female officers can be deployed rapidly worldwide. The Company’s officers are widely experienced in providing a discreet, efficient protection service, subject to visas and introduction letters if necessary.

Maritime Security Services

Clients can commission customized threat assessments and security plans on marine facilities and operations to assist with planning, training, and implementing all aspects of maritime security and crisis management. Depending on a client’s needs, the Company can assess and advise on risk mitigation for specific routes and areas, vessel security plans, counter-piracy support, regulatory compliance and supply chain assessment.

The Company has the skills and qualifications to consult on counter-piracy security design and vessel hardening, depending on the risks faced. The Company regularly undertakes vessel security reviews and audits to ensure compliance with BMP standards.

The Company also has experience in the security design of ports, warehouses and offshore maritime operations to reinforce key assets. The Company can provide specialized security teams and consultants who can coordinate a host nation’s security personnel for complex, offshore security projects.

In-Sourcing

Many clients worldwide seek support to manage security-related projects on a temporary or permanent basis. Companies often lack the in-house capability to satisfy all security requirements. Enigma can fill this shortfall by deploying embedded consultants for a specific task, and passing on sector-specific knowledge that clients may not possess in-house. These consultants provide professional advice, tailoring strategies and tactics based on the Company’s intimate understanding of the Company’s clients’ operating environments.

Out-Sourcing

Enigma is well positioned to provide a global solution for corporations that require occasional support or longer-term solutions in several areas:

•Close protection details

•Armed protection teams in high-risk environments

•Security awareness training

•Intrusion testing

•Technical surveillance countermeasures

•Major event security

The Company’s experienced professionals can provide security and peace of mind for those traveling in hostile, unfamiliar environments.  By providing specialty security services, the Company can help to keep clients’ most valuable assets safe and secure.

Project Management in Hostile Environments

The Company’s team Project Managers (“PMs”) have spent years in their respective fields, deployed primarily in hostile areas such as the Middle East and West Africa.  PMs will handle projects from inception to execution stage, and approach each project as a unique opportunity.  To fulfill a client’s requirements, PMs will harness on industry best practices and personal experience, augmenting a client’s needs by satisfying the following project requirements:

•Initiate a project in a very hostile environment with seemingly no budgets and resources.

•Prioritize problems and focus slender resources on the most critical tasks.

•Carefully organize individuals into groups that can work on specific activities based on their skill sets and create a unified high performance project team.

•Enable in-built agility to survive interruptions and attempts to shut it down.

•Utilize knowledge areas (integration, scope, time, cost, quality, human resource, communications, risk, procurement) to intuitively initiate, plan and execute project.

Security System Audits

Security measures are of little use if they are not enforced. A security audit assesses how effectively an organization’s security policies are being implemented. The Company can perform audits that will show a client where gaps and vulnerabilities might exist in their current systems and procedures.

Over these years, the Company’s experienced team of security specialists have seen countless reasons for non-compliance with existing security procedures. Some protocols may be bypassed for the sake of convenience, or a perception of increased productivity. Other times, there is a resistance to change, or merely forgetfulness or carelessness. Multinational companies and those with multiple facilities can find it especially challenging to institute system-wide compliance with security procedures.

With the Company’s anticipated global footprint, it will have the resources to not only uncover where weaknesses and security gaps exist throughout an organization, but also what issues are driving non-compliance. The Company can then help establish a balanced and effective security risk management program that a client can be comfortable and confident with. This exercise can be especially beneficial after an acquisition for standardizing policies and procedures.

The Company’s security audits can also play an important role in internal investigations when anomalies are discovered, or wrongdoing is suspected. The Company’s findings can be used for not only potential litigation/legal proceedings, but also to strengthen an organization’s internal controls to mitigate future problems.

Security and Emergency Programs

An effective security program must cover many scenarios and clearly define the duties and expectations for everyone in an organization – from the security department to management and employees, as well as third parties like local emergency responders and business continuity partners. By taking a multidisciplinary approach, the Company can review current security policies to ensure they cover current risks and vulnerabilities, and offer the best way to handle security and surveillance systems.

The Company can develop security policies tailored to the exact risks a client or organization faces – all within the framework of laws and regulations of each country in which it operates. Depending on specific needs, the Company can assist with either comprehensive security programs or individual components, such as access control,  workplace violence prevention, or executive protection.

Security Equipment Sourcing

The Company can recommend and help individuals and organizations source any needed security equipment. The Company has industry partners both within and outside its countries of operation with whom it can collaborate with for security equipment sourcing services.

Fraud Prevention and Ethics Programs

Regardless of size, all organizations are vulnerable to workplace fraud. Fraud can take many forms—including embezzlement, forgery, theft of inventory and other assets, and computer crime—and can continue unchecked for years. The financial impact can be devastating.

Although the Company believes preventing fraud is a good starting point for companies that want to improve or review their loss prevention strategies, it is not a substitute for expert advice. The Company encourages clients to seek appropriate professional advice for any specific issues that may arise when designing, implementing or reviewing loss prevention strategies.

RISK MANAGEMENT ADVISORY SERVICES

Since all threats are dynamic, the intelligence cycle never truly ends, and new or evolving threats must continually be identified and investigated. As criminal trends and geopolitical developments continue to pose physical security threats to organizations in a wide range of sectors, the intelligence cycle reinforces the critical, yet often overlooked, importance of context and subject matter expertise in addressing these challenges.  The convergence of the digital and physical world is increasingly being tested to manage a diverse range of incidents ranging from extreme weather, malicious cyber-attacks, terrorist attacks, facility invasions, theft, vandalism, and many additional applications.  Enigma uses a holistic approach to address all aspects of a client’s security and operational risks for the most effective protection. Diverse skill sets and global resource relationships enable the Company’s experts to manage projects from inception to completion. From securing counterfeit goods along the supply chain, to running drills to perfect executive protection in unstable locations, the Company’s prompt response capabilities will deliver quality services across the entire security risk management continuum.

Because security risks are interconnected and ever-evolving, the Company can provide up-to-date advice on a wide range of security services to effectively manage risks. In addition, the Company can identify physical security weaknesses, focus on defined threats that could compromise a company’s ability to provide adequate services to its clients, and provide a roadmap for remediating security vulnerabilities.

Corporate and Industrial

Bomb threats, workplace violence, stalkers, corporate espionage, supply chain disruption, and extortion. These dangers and more can arise without warning. The Company has the resources and expertise to analyze risks, identify suspects, develop intervention strategies, mitigate threats, and ultimately help you manage and resolve a wide variety of corporate and private client corporate security issues.

Risk, Threat Assessments and Defensive Strategy Development

Comprehensive threat and vulnerability assessments are essential to securing an organization. The security risk assessment process can help to identify all critical assets, assess the likelihood of known threats, evaluate existing countermeasures, and develop a prioritized plan to reduce risk.  Through the Company’s multidisciplinary approach, security is measured from every angle to mitigate risks – from the physical environment to the human element, and the role of technology.

Effective security starts with a clear understanding of vulnerabilities. The Company can help gauge strengths and weaknesses in a wide variety of scenarios, and help anticipate potential sources of new threats.  The Company’s vulnerability assessment methodology begins with an in-depth security review. No matter the focus of the assessment, the Company applies a time-tested methodology where:

•current areas of exposure and any past security incidents are reviewed in order to identify potential vulnerabilities.

•employees and other key individuals are interviewed for critical insights and information about situations, policies, and procedures.

•a gap analysis is prepared to isolate areas where security protocols do not meet industry best practices.

•recommendations are made and measures are implemented to mitigate any areas of vulnerability.

Security Awareness and Training Activities

Companies are realizing that an ethical and fiduciary responsibility exists to protect employees, customers, and others from physical harm. Demonstrating a commitment to security and the employee experience also reduces costs, maintains employee morale and retention, and improves customer perception.

All employers have both an ethical and legal duty of care towards their employees. The Company offers a wide range of training solutions that can assist employers in fulfilling this duty by preparing their staff for possible security issues, especially while travelling to or working in unfamiliar, medium or high-risk countries.

Training is tailored to reflect each employers countries and areas of travel, and provides insights into potential threats and risks as well as operating procedures in the country.  The training courses are taught by highly qualified and experienced instructors, and offer a wide range of training modules, such as working with private security details, defensive and evasive driving skills, basic medical skills, and surveillance awareness. Wherever possible, courses are blended with interactive lectures, discussion exercises and scenarios, as well as realistic practical training to test key learning points. Courses last from two to five days and content is enhanced by up-to-date country-specific briefings from the Company’s analyst team. An example of the courses offered are:

•Hostile environment and security awareness training

•Security management and consultancy

•Contractors on deployed operations training

•Defensive and offensive driver training (Tony Scotti Vehicle Dynamic Institute, South Africa).

International Intelligence and Threat Reports

Threat assessments by country provide in-depth information on both peaceful and the most troubled regions of the world. Country assessments include firsthand knowledge of in-country customs, environment, infrastructure, and a variety of circumstances encountered, with an emphasis on safety. Country threat assessments are compiled by a network of the Company’s on-the-ground, in-country experts with hands-on experience and knowledge of local conditions. The Company’s country threat assessments meet the necessary criteria mandates on corporate due diligence for overseas travel, which should not be compromised.

Secure Cloud and Server Data Storage and Services

In today’s information economy, data can be an organization’s most valuable asset. However, with the rise of mobile technology, cloud computing, and an exponentially growing volume of digital information, keeping that data secure also becomes one of today’s greatest challenges.

Information security issues, such as data breaches or employee misconduct, are a constant worry for C-Suite leaders and front-line managers. Enigma provides secure off-site servers in a bomb-proof environment through third-party venders, as well as cloud-based services for its clients.

TECHNOLOGY AND SOFTWARE

Enigma is driven by innovation and the continual pursuit of mitigating risks faced by its clients.  The Company combines technology and human intelligence to deliver “Smart Intelligence.” The technologies are at various level of development, ranging from those ready-for-market to those in multiple stages of the development process.  These technologies include patented and patent-pending proprietary and third-party software, as well as patented and proprietary hardware. The Company’s technical systems include the design, installation, and service of network-based security systems, video surveillance, access control, systems integration, and electrified locking hardware. Throughout its technical system engagements, the Company’s team also works to develop a holistic understanding of the security issues and challenges facing the client. These insights are gathered and analyzed so the Company can ensure security hardware provides optimal coverage and effectiveness.

Enigma’s areas of focus for its technology and software are comprised of:

•Safer Security System

▪Spontaneous Video Surveillance (SVS)

▪IoT ground-based video analytics with sensor-based communication and activation system

▪Video cap/glasses application networks

▪Multiple Mobile App products

•EnigmaTrak Security Systems

▪EnigmaLok: Patented container locking system

▪EnigmaCode: Cargo validation with IoT connected remote locking and unlocking system

▪EnigmaTracker: GPS tracking and remote asset management

Safer Security System

Spontaneous Network Surveillance

The Company acquired a patent-pending interactive spontaneous video security technology, patent application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users,” 6 that can perform surveillance utilizing multiple devices and users on a networked security system. The Company has branded the technology, “Safer Security System,” to be integrated as part of its security platform.

Mobile Apps in Physical Security Sector

Technology helps support security, safety, and emergency management programs at every level of society.  Safety and security risks are virtually everywhere, including office, school, social events, retail establishments and hospitals. However, security professionals tasked with protecting the public can’t always be everywhere, so they require timely information to prevent potential incidents.

Security professionals are trained to know when a person, or group of people are acting suspicious. They see, hear, and learn things every day that could help prevent a safety or security incident from happening. In fact, many incidents have early-warning predicators that are observable and these incidents can help be prevented with the right technology tools and techniques.

While well-trained security professionals will always remain the steadfast foundation of security programs, advancements in technology that are accessing easy-to-use apps can enhance their ability to gather intelligence and protect the facility. Blending personnel and technology can create solution efficiencies, target security efforts, and give security directors the power to make informed decisions that deliver even greater return on their security investment.

Safer Security System Mobile Application

Today’s security professional can now access high-performance apps from their mobile phone or tablet, which enhances productivity, accountability, and access to vital information. The Safer Security System Mobile Application (“Safer Mobile App”) allows for an unlimited number of persons to connect to a centralized location, and the person or persons at a centralized location can have real-time visibility to events occurring and assess the current situation. The Safer Mobile App and security system provides real-time information, including:

•Data collection. The Safer Mobile App allow security officers to capture data in real time. Automated instructions and questions can be set up for security professionals to answer at each checkpoint, such as entrances, escalators, and emergency callboxes. For example, a security professional on daily tours can be prompted monthly to document fire extinguishers’ inspection dates, essentially combining two tasks, and providing additional value.

•Streamlined reporting. Data obtained at checkpoints can be visually analyzed to identify operational risks in addition to written reports from the security guard. These risks might include policy issues, such as specific doors repeatedly being left unlocked; safety issues, such as recurring hazards at specific elevators; or maintenance needs, such as inoperative callboxes.

•Actionable information. Safer supports security strategy and enables optimized security officer deployments, precise post orders, directives for specific threats and countermeasure deployment to enhance security in areas where it is needed most. For example, incident management systems can identify sites and time ranges of incident volume based on historical data in the system. This can help determine security staffing levels and result in safer facilities and improved risk mitigation, reducing costs to the facility.

The Company’s business ecosystems today include monitoring and response centers that provide an abundance of tools and technologies including threat intelligence platforms, remote video and alarm and event monitoring to traditional alarms and remote audio and positioning based patrol route management. Effective communication is critical to maximizing the efficiency and productivity of cutting-edge ecosystems to achieve optimum outcome that ensures enhanced safety and security.

6 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its patent application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

Mass Notification Capabilities

For vital, time-sensitive messages, security professionals rely on mass notification apps to allow them to communicate real-time with any number of people using a text alert, voice message, or email message with digital signage and other customized channels so that the message can be shared instantly.

Mass notification alerts are also used to protect people from any number of hazards and emergencies, such as a flash flood warning for people traveling near a suddenly dangerous roadway, or a wildfire alert where flames could be creeping dangerously close to a road or housing community. These mass notification apps go beyond two-way communication to provide a full critical communications cycle that initiates an organization’s emergency response plan’s predefined crisis communication plan.

Security professionals and administrators can send notifications to thousands of people within seconds. They can initiate requests for help, reply to messages and actively monitor the well-being of their clients from a front-line perspective.

Integrating Safer into a mass notification Mobile App network affords centralized reverse real-time situational analysis that will allow professional to get out their messages and conversely be able to geo locate and identify persons in an area of interest and communicate the need to have the individual capture real-time video of their surroundings

EnigmaTrak

Security, Tracking Monitoring, and Remote Asset Management Systems

The Company licensed in perpetuity a patented container locking technology from PearLoxx Ltd., a United Kingdom company. The secure locking technology, branded EnigmaLok, has a built-in GPS tracking system that enables a shipping container to be both sealed securely and tracked using the same device. The EnigmaLok unit can be fitted in less than a minute with no drilling.

As part of Enigma’s globally integrated security, monitoring, and remote asset management system, the Company has developed EnigmaTrak, a security system that includes a market-leading battery life enhancement that will provide end-to-end real-time intermodal container and rail car cargo transport access, and intrusion tracking using its proprietary container security tracking technologies.  The EnigmaTrak security system includes the following components:

•EnigmaLok: Secure locking technology comprised of a patented steel container lock.

•EnigmaCode: Proprietary remote communication platform that allows remote access and control of the locking and unlocking of the EnigmaLok.

•EnigmaTracker: GPS tracking and monitoring component.

Key components of EnigmaTrak:

•Electronically operated secure locking system using patented design.

•Tamper and drill resistant design.

•Local 5-digit code emergency access, and emergency power options.

•GPS global tracking with GSM 2G/3G communication.

•Automatic notification of lock operation and unlocking/locking events.

•Sensors of movement, unit internal temperature, and low battery alarm options.

•Local user one-touch re-locking.

•Can be removed and refitted in less than 1 minute.

•Up to 10-year operating life from primary battery pack (subject to frequency of report).

Tracking Process

While the EnigmaTracker Asset Tracking Unit (“ATU”) is in operation, geographical and operational data is periodically monitored and recorded within the unit’s memory. At predetermined intervals, or upon an alert condition occurring, the ATU will transmit data to the EnigmaTrak cloud servers, normally via GSM 4G and 5G mobile phone network using General Packet Radio Service (“GPRS”) or Short Message Service (“SMS”).

All data received from the ATU is securely held within the EnigmaTrak cloud servers, and is accessible through the EnigmaTrak web portal using a standard internet connection and web browser application, providing maximum flexibility and ease of use, with minimal IT services and equipment.

The EnigmaTrak web portal provides access to secure cloud data, system functions, ATU configurations, asset locations (individually or by groups), alert method configuration, asset history, reports and data export, and much more.

GPS/Iridium
EnigmaTrak Units
EnigmaTrak User
Internet
Application Services
GSM Networks
Iridium Satellite

Figure 1. EnigmaTrak Platform Configuration

Data Transmission and Connectivity

Data is normally sent via the GSM 4G and 5G network.  In areas with no or limited GSM infrastructure, the EnigmaTracker can rely on satellite communications and hybrid GSM / Satellite systems to ensure the tracking units are able to communicate with back-office systems. In an event where GSM signals are not available, the GPS satellites send radio signals from their orbit in space, the GPS receivers then use the signals to calculate the position of the EnigmaTracker to within 10 meters, almost anywhere on the planet.

To maximize battery life and minimize communication costs, the EnigmaTracker can store several positions and send them in a single report; otherwise, clients can customize the communication interval of their assets depending on their needs.

EnigmaLok: Patented Container Locking System

The EnigmaLok locking system integrates elements from the Sweloxx patents physical container locking system, with proprietary electronic control and deadlock system. The system provides an electronically operated security lock for shipping containers. The locking unit can be fitted in less than a minute with no drilling, which provides significant value to the Company’s proposition.

Figure 2. EnigmaLok Assembly

Figure 3. EnigmaLok Placement on Door

EnigmaCode:  Cargo validation with IoT connected remote locking and unlocking system

The EnigmaLok lock assembly is operated by EnigmaCode, a remote access microcontroller-based lock control circuit. This electronic circuit can accept either remote open commands or a 5-digit local code input via a single button and LED combination. The deadlock bolt is operated using a motor driven gear/rack, and once the deadbolt is retracted a user can manually operate the lock. Lock open status can be signaled and re-locking is automatically inhibited while the lock bolt is open to prevent jamming.

EnigmaTracker: GPS Tracking and Remote Asset Management

The EnigmaTracker brings together satellite-based GPS technology, low-power electronic systems, high-capacity battery design, and the international Global System for Mobile Communication (“GSM”) infrastructure, to realize a range of extended-life autonomous positioning and communication devices for a variety of location-based services, telematics and communication services.

The EnigmaTracker product line is designed to combat serious global issues such as theft, damages of goods, illegal immigration, transport of dangerous goods and drug, and contraband smuggling.  Some of the primary features of the EnigmaTracker include:

•GPS-enabled units that can be ﬁtted discretely to each asset to monitor alarms, gather data, and communicate to the EnigmaTrak web portal via the GSM 4G and 5G mobile networks and/or Iridium platform (CDMA optional).

•units in various sizes and footprints powered by non-rechargeable batteries that provide operating durations of 3, 5, 7, and 10 years.  Rechargeable miniature devices are also available in 30, 90, and 180-day durations, targeting short-term hire and consignment applications.

•fully self-contained units with no external wires or connections that can be easily installed onto assets in minutes, or concealed inside an asset or its contents.

•unique antenna conversion kit for the EnigmaTracker-700 or EnigmaTracker-1000 that can be concealed within a shipping container to provide information about its location, temperature, movement and door opening.

Figure 4. EnigmaTracker-30R Concealed inside Shipping Container Vent

EnigmaTracker-30R

•Dimensions: 64x42x22mm

•Power: Internal Rechargeable Lithium Battery Pack; Up to 30-day battery life

•Communications Options: GSM 4G and 5G

•Positioning: GPS receiver, 12 Channel, L1 frequency, C/A Code; Position to 10m, velocity to 0.2m/s, time 0.2ns

•Alarm Inputs: 4 digital inputs

•Protection: Normally IP45, up to IP65 (weatherproof and dust resistant) on request

•Features: Configurable on-board Geofence; Movement Sensor

•Options: External GPS antennae; Mounting Bracket; 12/24-volt Vehicle Power supply; Recharge from standard mini-USB 5v charger.

EnigmaTracker-90R

•Dimensions: Concealed inside standard container vent housing.

•Power: Internal Rechargeable Lithium Battery Pack; Up to 90-day battery life

•Communications Options: GSM 4G and 5G

•Positioning: GPS receiver, 12 Channel, L1 frequency, C/A Code; Position to  10m, velocity to 0.2m/s, time 0.2ns

•Alarm Inputs: N/A

•Protection: IP65 (weatherproof and dust resistant)

•Features: Configurable on-board Geofence; Unit removal/Tamper detection; Movement Sensor; Magnetic mounting

•Options: Recharge from standard mini-USB 5v charger

EnigmaTracker-180R

•Dimensions: 130x80x35mm

•Power: Rechargeable Internal Lithium Battery Pack; Up to 6-month battery life

•Communications Options: GSM 4G and 5G

•Positioning: GPS receiver, 12 Channel, L1 frequency, C/A Code; Position to 10m, velocity to 0.2m/s, time 0.2ns

•Alarm Inputs: 2 digital inputs

•Protection: IP65 (weatherproof and dust resistant)

•Features: Configurable on-board Geofence; Movement Sensor

•Options: Maximization; Tamper detection; External alarm reporting

EnigmaTracker-500

•Dimensions: 150x80x57mm

•Power: Internal Lithium Battery Pack; Up to 5-year battery life

•Communications Options: GSM 4G and 5G, Iridium, and CDMA (optional)

•Positioning: GPS receiver, 12 Channel, L1 frequency, C/A Code; Position  to 10m, velocity to 0.2m/s, time 0.2ns

•Alarm Inputs: 4 digital inputs

•Protection: IP65 (weatherproof and dust resistant)

•Features: Configurable on-board Geofence; Movement Sensor

•Options: Alarm event reporting; External Antenna Kit; Tamper detection

EnigmaTracker-700(C/E)

•Dimensions: 150x150x57mm

•Power: Internal Lithium Battery Pack; Up to 7-year battery life

•Communications Options: GSM 4G and 5G, Iridium, and CDMA (optional)

•Positioning: GPS receiver, 12 Channel, L1 frequency, C/A Code; Position to 10m, velocity to 0.2m/s, time 0.2ns

•Alarm Inputs: 4 digital inputs

•Protection: IP65 (weatherproof and dust resistant)

•Features: Configurable on-board Geofence; Movement Sensor; External Vent Antenna Kit

•Options: External Alarm Reporting; Tamper detection

EnigmaTracker-1000C

•Dimensions: 150x150x57mm

•Power: Internal Rechargeable Lithium Battery Pack; Up to 10-year battery life

•Communications Options: GSM 4G and 5G, Iridium, and CDMA (optional)

•Positioning: GPS receiver, 12 Channel, L1 frequency, C/A Code; Position to 10m, velocity to 0.2m/s, time 0.2ns

•Alarm Inputs: 4 digital inputs

•Protection: IP65 (weatherproof and dust resistant)

•Features: Configurable on-board Geofence; Movement Sensor; External Vent Antenna Kit

•Options: External Alarm Reporting; Tamper detection

Figure 5. EnigmaTracker Units

EnigmaTracker Battery Management

A number of factors can affect battery life, e.g., ambient temperature, GPS availability, communication method (and availability), reporting frequency, external monitoring, and the period over which the units are actually operating (longer operating periods will result in greater quiescent power usage and be impacted by losses within the battery chemistry). In order to standardize performance figures, the EnigmaTracker products have quoted expected battery life based on normal conditions and reporting four (4) events per day at typical room temperature. The Company is able to provide end users with suggestions to maximize battery life, if indications arise that a particular installation is not performing at optimal operating conditions.

Intelligent Monitoring and Reporting Software

The EnigmaTrak web-portal software centrally manages asset data, processes alarms, and alerts authorized users of critical information regarding their assets.  Clients can access the EnigmaTrak platform through its web portal using any PC, Tablet, or handheld device. The services provided include customization, hosting and system integration to provide tailored solutions to meet customers’ specific needs.

Through the web portal, EnigmaTrak clients can locate assets using multiple map styles, edit personal and asset details, set up system alerts via email and/or SMS, generate reports, and change the operating parameters of each unit, including reporting intervals, geo-fence settings, and alarm periods.

Shipping Container Tracking Solutions

Container tracking solutions used for security purposes are often focused on monitoring the location and the integrity of the loading units to prevent criminal or other incidents. EnigmaTrak’s container security solutions not only provide the necessary tracking and monitoring functions to global companies, but also provide an extra layer of security to their assets with other advanced technologies that allow the shippers to gain more control throughout the supply chain.

•In-Transit Data:

EnigmaTrak provides shipping companies and container ﬂeet operators with in-transit data and information to help them better monitor their containers. And further increase the visibility and utilization of their supply chain networks.  This allows clients to measure their supply chain performance, reduce bottlenecks and optimize routes, while they monitor containers and reduce the number of empty loading units.

•Crime and Terrorism Prevention:

EnigmaTrak devices can provide valuable information about the container and cargo to customs authorities to help them determine high risks containers for inspections, preventing terrorist activities.  Location data can show where the container has travelled and intrusion detection sensors can ensure the integrity of the cargo.  Advanced sensors can provide other information such as whether a shipment contains illegal or dangerous goods, or if there are moving objects inside a container.

•Insurance:

Containers equipped with intelligent tracking and monitoring devices such as EnigmaTrak or EnigmaLok are less exposed to transportation risks, including loss, tampering and damages. Even in events of unplanned human interventions, clients will receive alerts immediately and take actions accordingly. Reduced transportation risk can, in turn, decrease cargo shipping insurance premiums by 15%. 7

•Ease of Use:

The minimum required hardware for security purposes are a GPS data transmitter and a door status sensor.  Additional sensors can monitor both the integrity of the trailer or container as well as the condition of the cargo.

•Reduced Costs:

With better visibility and utilization throughout the supply chain, shipping companies and container ﬂeet operators can greatly reduce their transportation and other related costs, such as:

▪transportation costs due to shipping empty containers around or taking longer routes

▪storage costs due to stocking up unnecessary inventory

▪human working capital costs due to container and inventory management

•Transit Reports:

Throughout the transit process, EnigmaTrak’s detailed transit reports provide information on container responsibility throughout the supply chain.  Every activity and location of the asset is recorded to ensure the assets are being handled properly by proper people.  In addition, any unplanned incident is recorded to help determine accountability.  In the event of lost assets, the data recorded by EnigmaTrak can help increase recovery rates. By reducing the number of insurance claims submitted for losses, premiums and excess costs can also be reduced.

7 https://www.gpsinsight.com/gps-tracking-benefits/how-gps-fleet-tracking-can-help-lower-insurance-costs/

Non-Powered Stationary Asset Monitoring

The EnigmaTrak security system can also be used to provide real-time location and status reports for stationary assets, under any weather conditions, to increase the visibility of the supply chain. By monitoring stationary assets, the EnigmaTrak system can:

•monitor equipment from mobile devices and receive alerts to maximize management and control;

•verify arrivals and departures of the shipments from various checkpoints including warehouses, ports and delivery location;

•decrease transportation costs and operating expenses by reducing the time, mileage and human working capital wasted from supply chain inefficiency;

•lower operating expenses by decreasing the instances of having to send operators to verify the status of each asset;

•cut operating expenses by reducing unnecessary idling;

•reduce equipment downtime and unforeseen repairs by providing real-time reports and efficiently identify and rectify any issues;

•reduce potential losses by locating equipment on worksites;

•track valuable assets in remote areas with dual-network coverage to improve the security of their assets; and

•increase insurance safety ratings and reduce expensive premiums.

In Development

2nd Generation EnigmaLok

•Geo-location code unlocks to restrict use of override code outside specified areas.

•Remotely authorized unlock code changes via secure system and proprietary protocol.

•Door open/close detection and reporting to alert users of attempts to ‘trick’ the system.

•Detection and reporting of dropped and shunted containers, which could result in load damage.

•Detection and reporting of internal ambient temperature. Secondary internal system to provided intelligent monitoring and reporting of container status and content.

•Load scans when doors are sealed & locked, causing verification of content and benchmark levels.

•Breaches to outer fabric of container cause tamper alert/reporting and load to be rescanned.

•Consignees and forwarders of refrigerated goods such as fish, shrimp and flowers must know whether the refrigerator stopped working for a period and started after goods had thawed and then refrozen.

•Sensor options including:

▪Contraband, explosives, and hazardous materials (subject to use additional sensors)

▪Critical atmospheric and climatic levels (subject to use additional sensors)

▪CO2 levels & detection of human cargo (subject to use additional sensors)

▪Attack and breaches to fabric of container (this is aspirational & will require new R&D, so is subject to risk).

▪Nuclear-radioactive material

▪Biological warfare compounds and materials.

EnigmaData

EnigmaTrak uses increasingly sophisticated IT infrastructures that are capable of processing ever larger amounts of data with valuable and meaningful information.  The Company is developing EnigmaData, a data management system, to provide these analytics to its clients to improve their business performance.

Data from each of the private databases will be stored on the EnigmaData cloud. EnigmaData will be able to normalize the data from the different databases, apply EnigmaData analytics and present the data in various formats to the clients. The EnigmaData client will have complete control of what data is shared, and with whom it is shared with. The EnigmaData platform will be provided to all EnigmaTrak clients on a trial basis:

•Data will be collected from each EnigmaTracker through an integrated data repository, information-collecting and correlation-generating software system.

•EnigmaData will include data such as goods being shipped by category, fees and taxes, harbor turnaround times, insurance rates, and other financial data.

•All data from EnigmaTrak devices or tests will be collected and mandatorily reposited.

•Related data will be acquired through WebCrawler-like applications.

•Access to private databases will be made available (commercial partners, government agencies, port authorities, NGO regulatory authorities, etc.)

The Company intends on initially offering EnigmaData to its clients for a trial period, and then offering it as a fee-based subscription.

Cloud-Based Software as a Service (SaaS)

A unique billing structure is being developed based on a cloud-based SaaS model that will allow clients to choose when to deploy certain features, be billed when the service is activated, and suspend billing when the service is deactivated. Services include account and system upgrades, on demand features, and integration of new applications and services capabilities.

MARKET OPPORTUNITIES

Security Market: Defined

Physical security is defined as the protection of personnel, hardware, software, networks, and data from physical actions and events that could cause serious loss or damage to an enterprise, agency or institution. It comprises of access control, surveillance, and testing. With the help of access control, physical sites are secured against attacks, accidents, or environmental disasters using locks, fencing, biometric access control systems, access control cards, and fire suppression systems. Physical locations are monitored by installing surveillance cameras and notification systems, including heat sensors, intrusion detection sensors, and smoke detectors.

With the advent of technology, there have been various advancements in wireless technology, and the launch of new wireless hardware components such as wireless locks and wireless controllers are being developed. The mass adoption of wireless technology in control systems reduces the cable required for the functioning of circuits and, with the adoption of cloud solutions, removes the need for server and software, which reduces the overall cost. Due to these advancements, cost of these systems in long run is reduced. There are many uses of wireless technology but not limited to secured transmission of data and wireless door control for access control systems to communicate in real-time.

Wireless video surveillance offers various advantages such as video capture, the transmission of video through wireless sensor networks, and video analysis. These wireless surveillance systems are cost-effective, as they eliminate the use of cables, which is ultimately more beneficial in the long term. Furthermore, the rising incidences of terror attacks are increasing, resulting in higher demand for physical security solutions. To reduce the crime rate, governments across the globe are employing physical security solutions. The corporate sector is also adopting physical security solutions to protect business assets, employees, and customers. 8

The demand for security continues to expand into areas beyond that of traditional security.  Currently, the security market can be broken down into the following categories:

Services:	Systems:
•Access Control as a Service (AcaaS)	•Physical Access Control System (PACS)
•Video Surveillance as a Service (VsaaS)	•Video Surveillance System
•Remote Monitoring Services	•Physical Security Information Management (PSIM)
•Security System Integration and Consulting	•Physical Identity and Access Management (PIAM)
•Managed Security Services	•Security Scanning, Imaging, and Metal Detection
•Risk Assessment and Analysis	•Perimeter Intrusion Detection and Prevention
•Maintenance and Support	•Fire and Life Safety

Services

•Access Control as a Service (AcaaS)

Combines the benefits of Software as a Service (SaaS) with on-premises access control devices. Cloud-based solutions that control access remotely and backup and store data securely, providing permanent records of who accessed controlled areas or systems.

•Video Surveillance as a Service (VsaaS)

Hosted cloud-based video surveillance, typically including video recording, storage, remote viewing, management alerts, cyber security and more. Over 93 percent of businesses have now adopted cloud solutions.

•Remote Monitoring Services

Secure, real-time web-based service that functions as a second set of eyes into the health and status of a company’s physical infrastructure.

•Security Systems Integration and Consulting Services

Combining different security equipment to work together, achieving greater efficiency and safety. Security components that are integrated to work together will communicate and share information with one another, strengthening the entire system.

•Managed Security Services (MSS)

Includes outsourced monitoring and management of security systems and devices. Through an MSS provider manages Security Incident and Event Management (SIEM) tools, Intrusion Detection Systems/Intrusion Prevention Systems, firewalls, anti-virus, vulnerability and compliance management, and more.

•Risk Assessment and Analysis

Identifies, assesses, and implements key security controls. Focuses on preventing security defects and vulnerabilities. Includes the approach to the assessment of risk holistically – from an attacker’s perspective.

8 https://www.verifiedmarketresearch.com/product/physical-security-market/

Systems

•Physical Access Control System (PACS)

A type of physical security designed to restrict or allow access to a certain area or building. Often, PACS are installed in order to protect businesses and property from vandalism, theft, and trespassing, and are especially useful in facilities that require higher levels of security and protection.

•Video Surveillance System

A system of cameras, monitors/display units, and recorders. Cameras may be either analog or digital with a host of possible design features. These systems can be applied to both interior and exterior areas of a building or property.

•Physical Security Information Management (PSIM)

Software platform that integrates security applications and devices, and controls them through one interface. PSIM provides a platform and applications that collect and correlate events from existing disparate security devices and information systems (video, access control, sensors, analytics, networks, building systems, etc.) to identify and resolve situations.

•Physical Identity and Access Management (PIAM)

Software that integrates physical access control systems and badging with various business applications, such as HR and IT. PIAM solutions provide organizations with the ability to use policy-based tools and technology to link organizational roles and responsibilities with structured access to business systems, logical assets, and building services.

•Security Scanning, Imaging, and Metal Detection

Includes full-body scanning devices and handheld units with a sensor probe, for the detection of objects on or inside a person’s body for security screening purposes, without physically removing clothes or making physical contact full-body scanner. Most commonly used in airports and government buildings.

•Perimeter Intrusion Detection and Prevention

Device or sensor that detects the presence of an intruder attempting to breach the physical perimeter of a property, building, or other secured area. Often found in high-security environments such as correctional facilities, airports, military bases, and nuclear plants.

•Fire and Life Safety

Includes fire detection devices and fire alarm systems, as well as automatic fire sprinkler systems that, when activated, will control and contain the spread of the fire until appropriate fire agency arrives.

Source: www.grandviewresearch.com

Source: www.grandviewresearch.com

Security Market Analytics

The security market continues to expand in the 21st century, requiring a constant upgrade in security protocols and technologies.  According to a report by FutureWise, the global security market is projected to grow at an CAGR of 7.5% between 2020 and 2027 to an estimated $270 billion, with North America expected to reach earnings of $53.15 billion by 2025.9

The adoption of high-quality surveillance security systems with optimized distortion is increasing. In addition, a growing number of infrastructures across the globe has resulted in an increased demand for safety systems such as access control systems and video surveillance system for real-time monitoring. As a result, the demand for security systems is anticipated to continue to rise.

The drivers factoring the growth in the security market include:

Positive Drivers	Negative Drivers
•IP based cameras / video surveillance	•Growing crime rates
•Increased use of wireless technology	•Increasing terrorist activities
•Technological advancements	•Cargo and cyber theft
•Increase in “as a Service” offerings	•Piracy and hijacking

A rise in illegal activities across the globe, coupled with stringent government regulations, has led to a surge in the adoption of security systems. The crime of piracy, once merely a historical phenomenon on ships sailing the seven seas, resurfaced in the 1990’s and, according to an expert risk article by Allianz (July 2020), continues to be a major modern-day security risk.10  In May 2021, a major U.S. oil pipeline was cyber-hijacked for a $4.4 million ransom, shutting down 45% of the East Coast’s supply of diesel, petrol and jet fuel. 11

The video surveillance systems segment continues to lead the market. The increasing use of cameras in various locations for security purposes, along with wireless technologies, is driving the demand for high-quality video cameras that enable effective monitoring. An increasing number of advancements in video capturing is encouraging providers to introduce new updates in minimal time with better quality. This is further creating an opportunity for growth of the security market.

In addition, the emergence of “as a service” model enables businesses to effectively manage the security of their people and assets. The traditional way of securing premises with an on-site access control and video surveillance system has been upgraded with the advent of the Access Control as a Service (AcaaS) and Video Surveillance as a Service VsaaS. 12

Government initiatives, fund support, and R&D have aided in developing physical security solutions and services in the United States, which are additional factors driving the growth of the market.  The U.S. government is investing in a significant number of federal budgets for developing its physical security framework.

With a healthy growth trajectory, both nationally and globally, the Company is targeting a market that has both early adoption and enormous need, driven by fundamental market factors.

Security Guard Industry 13

While some might think that the security guard industry has remained relatively the same over the years, worldwide trends and technological innovations can affect this industry just as much as any other industry.

One of the largest emerging trends is the increased use of smart technology for monitoring and managing security workforces. The implementation of GPS tracking and real time incident reporting have led to significant improvements in accountability while integrating apps with employee smartphones has allowed for improved communication and efficiency.

Management tools have also made a difference, helping back-office teams reduce human error and cut down on time spent managing vital tasks such as scheduling and payroll. The use of these technologies can improve profitability while also delivering better results to clients.

Another trend is global connectivity, which has led to a higher demand for security services. Increased reporting of terrorism and other violent incidents has made security operations of paramount importance for many companies and municipalities.  As a result, the security guard industry is expected to grow as services are requested for more locations and events. In many situations, assessing potential security risks and taking steps to mitigate them has become a top priority when planning an event or opening a new facility, rather than just an afterthought.

The rising developments in security-oriented technology, as well as an increased demand for security services in general, presents significant growth opportunities to companies large and small. Those who are able to demonstrate to potential clients how they use technology to ensure a safe environment and a rapid response to on-site incidents will be in a much better position to land new contracts in the year ahead.

9 https://www.futurewiseresearch.com/information-technology-market-research/Physical-Security-Market/53

10 https://www.agcs.allianz.com/news-and-insights/expert-risk-articles/shipping-2020-piracy.html

11 https://www.bbc.com/news/business-57050690

12 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

13 https://www.tracktik.com/blog/security-guard-industry-current-trends/

Video Security Market 14

The rising demand for wireless and spy cameras has fueled the increase in the global video security market, which is expected to reach $74.6 billion in by 2025 at a CAGR of 10.4%, according to a report by Markets and Markets.  Some of the factors driving the growth include increasing concerns for public safety and security, a growing usage of IP cameras, and a demand for wireless and spy cameras.

Video security has primarily been used by manufacturing, banking/financial, transportation, retail and media/entertainment industries for applications such as crime prevention, industrial processes monitoring. And traffic management. In addition, trends show that governments worldwide are providing funding for the development of “smart” cities, for the implementation of city-wide video surveillance.  An increase in technological advancements in IoT, “Big Data”, cloud-based services, and an overall demand for VsaaS services, as well as advances in artificial intelligence and deep learning for video security systems are expanding the opportunities in the video surveillance market.

The Company anticipates three key distribution markets for the Safer technology:

•Law enforcement/Fire Disaster Relief

With the adoption of the Safer Mobile App by the public, Safer would allow individuals who witness a crime in progress, a terrorist attack or a natural disaster, such as a flood or fire, to turn on the Safer Mobile App and be connected to law enforcement or the fire department and provide them with live, real-time video of the incident.  Having this type of live captured events in real time will afford law enforcement/disaster response to make decisions on the situation as though they were at the location being videoed.

•Private Industry

With the usage of the Safer Mobile App by a business’s security guards, Safer would allow a centralized command-and-control center to pull up live video from the Safer Mobile App.  In this scenario, security guards will have a concealed video camera integrated into their uniform, that will be activated by the guard, or remotely from command-and-control center.  The camera will connect to the security guard’s mobile phone via Bluetooth® and capture events in real-time.  The advantage of this system is that it will allow a senior person to analyze and assess a situation with more competency than a patrol security guard that does not have a background in situational analysis and assessment of dynamic environmental risk.

The Company is currently testing concealed video cameras integrated into a security guards’ uniform in their caps, lapel pins and badges.

•Government Agencies

The Company defines its government agencies to include schools, hospitals, etc. Safety and security risks are everywhere, including the office, schools, concerts, retail malls and hospitals. However, security professionals tasked with protecting the public are not always available on-site, and require timely information to prevent potential incidents.

Container Tracking Market

The global container security market is segmented by Offering (Hardware, Software, Connectivity Devices, Telematics and Telemetry Devices, and Services), by Technology (GPS, Cellular, BLE, LoRa, WAN, and Others), and by Region.  Intermodal containers that are equipment with GPS and have end-to-end visibility and traceability are commonly referred to as “smart” containers.  Through an increased demand for security, and the implementation of revolutionary technologies, smart containers are quickly becoming a driving force in the shipping market. A 2020 study by Research and Markets on tracking and security of intermodal shipping containers projects that the base tracking units for remote tracking systems will grow at a CAGR of 25.4% to reach 23.2 million units by 2024. The study concluded that the overall market value for trailer and cargo container tracking solutions reached approximately 1.1 billion in 2019, and expected to grow at a CAGR of 16.2% to 2.2 billion by 2024. 15

With reliability of standard containers at only 50%, delays and losses in intermodal shipments have a significant negative impact on global economics and productivity.  Key stakeholders in the market have adopted and implemented solutions to upgrade conventional containers.  Initiatives towards simplification standardization of processes and procedures on an international level will eliminate inefficiencies, transforming maritime trade and boosting supply-chain performance.  16

14 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

15 https://www.prnewswire.com/news-releases/world-market-for-trailer-and-cargo-container-tracking-2020-2024---growing-at-a-cagr-of-16-2-the-total-market-size-is-forecast-to-reach-2-2-billion-in-2024--301097101.html

16 https://www.maritimekr.com/2021/03/23/maritime-insight-42/

Enigma Target Market

The Enigma business plan focuses on security across the spectrum, with an emphasis on system integration. The Company’s target market includes both corporate and personal security, surveillance for the protection of high value assets, remote locations, and intermodal containers, as well as data protection.  Organic sales growth and proprietary research and development, as well as acquisitions of companies and/or intellectual property deemed strategic to its business, are key elements to differentiate Enigma among its competitors. The primary target markets can be summarized as follows:

•Physical Security Guard Market

•Risk Management Market

•Security Intelligence Services

Physical Security Guard Market

The Physical Security Guard Market is composed of operators that provide guard and patrol services, in-transit cash and valuables protection and investigation and detective services. These services are provided to a variety of clients including individuals, businesses, and government agencies.

Risk Management Market

Risk Management is the ongoing process of identifying security risks and implementing plans to address them. Risk is determined by considering the likelihood that known threats will exploit vulnerabilities and the impact they have on valuable assets.

Identify
Assess and Analyze
Plan of Action
Monitor and Implement
Measure and Control

RISK MANAGEMENT LIFECYCLE

Threat Intelligence

Threat intelligence is evidence-based knowledge an organization uses to understand the threats that have, will, or are currently targeting the organization. This information is used to prepare, prevent, and identify cyber threats looking to take advantage of valuable resources.

Direction:
Set Goals
Collection:
Gather Information
Processing:
Correlate and Rank
Analysis:
Decision Making
Dissemination:
Share with Team
Feedback

THREAT INTELLIGENCE LIFECYCLE

The Company views the market for providing threat intelligence consulting services to be in demand for the next decade.  Whether the threats come from external or internal sources or cyber or physical property or persons, the evolving dynamics of the threat’s companies face will continue and the Company’s need to protect itself against these threats will grow in relationship to the growth of the threats.

The ever-growing number of threats targeting organizations is straining security teams and has resulted in the introduction of numerous security solutions attempting to alleviate the problem. But there is not a single solution that provides complete protection from or visibility into all threats, leaving organizations to evaluate and implement a combination of security tools and services to protect their organizations from threats.

Cross Pollination:

The Physical Security Guard service has the ability to cross pollinate with security consulting and technology services. An example of this cross pollination is:

•The Company performs its initial security audit for security guard services for a hotel client;

•The hotel management/owners seek to expand their understanding of the risks to their facility, their guests and their employees and request additional advice;

•The Company enters into a second agreement for security advisory services;

•The Company’s audit and advisory services lead to additional products and service offerings to the customer, such as dynamic CCTV, AI, and other security technologies.

BARRIERS TO MARKET

COVID-19 Impact on Security Market 17

The physical security market includes major Tier I and II suppliers like ADT, Cisco, Bosch Building Technologies, Honeywell, and Johnson Controls. These suppliers provide service offerings across various countries in the Asia Pacific, Europe, North America, Latin America, and MEA regions. COVID-19 has impacted their businesses as well:

•ADT is utilizing its 9 monitoring centers and backup facilities across the US to ensure that its critical monitoring and customer care services continue uninterrupted 24/7 during the COVID-19 pandemic.

•ADT has successfully tested its ability to equip its monitoring professionals with company-secured hardware, and respond to alarms while working remotely if it becomes necessary in a severe situation during the pandemic.

•As of April 2020, Cisco continued its commitment to customers during the COVID-19 pandemic and partnered with $2.5 billion in financing to support business resiliency.

•The adaptability of Bosch’s standard access card readers provides contactless access control, such as contactless door entry. The readers will also provide advantages in buildings, with the ability to map precisely who is where, who can enter certain areas and if the occupancy of a building is conforming with physical distancing.

•In April 2020, Genetec released an access control feature to help stop the transmission of COVID-19. A new reporting function for its Synergis access control system has been designed to help organizations identify persons that came in close proximity to someone thought to be contagious.

17 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

Physical Security Market Challenges

The major hindrance in the growth of physical security market is privacy.  With the increasing adoption of video surveillance, concerns have been raised as to the misuse of video and privacy violations. Various civil liberties groups and activists are opposed to video surveillance. It has been suggested that  organizations take necessary steps to lower the impact of video surveillance systems on the privacy of people, by issuing guidelines such as the General Data Protection Regulation (GDPR).  With the introduction of GDPR in Europe, any public or private organization using CCTV to monitor public accessible areas must adhere to the regulatory requirements.

Unlawful surveillance continues to be a major concern in the United States, and the federal government and most states have enacted legislation that criminalizes recording communications without obtaining consent from either one or all of the parties, depending on statute.  A number of states, including California, Massachusetts, New York, and Illinois have enacted discrete laws pertaining to surveillance, including location tracking, drone photography, and even smart TV “snooping” features. 18

Security Guard Industry Challenges

One of the largest challenges of the security guard industry is hiring qualified security guards and back-office staff who understand how to use technology effectively.  While not all companies are in a position to hire new workers, technology training is essential for ultimate success and competitive edge. The use of real time activity feeds, live metrics, tracking devices, and other technological advances will spread quickly through the security guard industry. Companies that implement it properly will thrive, while those who are unprepared for the changes technology brings – or simply refuse to implement it – will struggle.

By implementing high-quality technology and offering training and learning resources to their employees, companies can make the transition go more smoothly so that their team is better able to adapt to the new system and deliver better results.

An increased demand for security guard companies also means that more companies will need to look for new workers as they expand their business. Finding the best employees is a challenge, especially in an environment where workers are in high demand. Although expanding companies should not delay the process of increasing staff, the should also thoroughly vet potential employees before adding them to a security guard team.

Video Security Challenges 19

Despite the high growth rate of the video security market, there are significant challenges, including price erosion, cyber-security attacks on video surveillance equipment, component shortages and increased barriers to international trade to some countries.  Increased tariffs and the banning of large vendors in the international market have contributed to the market barriers.  In fact, the US government banned the use of products from two of the largest global  manufacturers, Hikvision and Dahua.

Other challenges facing the video security market include the need for a skilled workforce, and concerns about privacy.

Shipping Container Industry Challenges

There are several key challenges facing the cargo shipping market.  It is expected that over 860 million shipping containers will be transported throughout the globe in 202120, transporting raw materials and manufactured goods across the continents. The overwhelming amount of shipping containers has resulted in a more complex and less transparent supply chain network, leading to:

•Increased dwell-time of containers at each location.

•Increased labor-costs and human interventions.

•Increased risks for delay, damage, spoilage and theft.

Cargo thefts is a global issue. Unmonitored containers maybe be subjected to hostile human interventions throughout the shipping process. In the United States alone, there were an estimated 870 cargo thefts in 2020 worth over $145 billion, representing an increase in volume of 23%, and an increase in value of 41%, from 2019, and the highest increases since 2015. A significant cause of the 2020 increases was the COVID pandemic, accounting for an estimated 43% of total thefts. 21 These stolen goods are then resold back to the market or used for counterfeiting and other purposes, resulting in:

•Increased financial loss

•Increased insurance rate

•Increased risk for of damages to brand-image

•Increased risk of market disturbance

18 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

19 https://www.bizbahrain.com/what-are-the-challenges-in-the-video-surveillance-market/

20 https://www.statista.com/markets/419/topic/489/water-transport/#overview

21 https://www.ccjdigital.com/business/article/15064734/recorded-cargo-theft-incidents-average-values-increased-in-2020

Despite the heavy ﬂow of containers ﬂooding into ports every day, only 3% of these containers are physically inspected before entering the country 22. Since 9/11, concerns have been raised that terrorists can potentially take advantage of the ﬂaws in supply chains, utilizing unmonitored containers against national interests. In addition to suspecting the threat of a weapon of mass destruction arriving in a shipping container at a port, many also suspect that the money generated by organized cargo theft is being funneled back to fund terrorists activities, causing:

•Increased risks of terrorists smuggling mass destruction weapons and illegal dangerous goods

•Increased risk of bombs threatening the port security

•Increased the vulnerability of national security

COMPETITIVE LANDSCAPE

Increasing competition in the market, owing to the introduction of advanced technologies, is driving the need for automation in organizations at various levels. The following represent the key players in the security market:

•ADT Inc. (US)	•Allied Universal Security Services LLC (US)	•Anixter International, Inc. (US)
•Axis Communications (Sweden)	•Bosch Building Technologies (Germany)	•Cisco Systems, Inc. (US)
•G4S PLC (UK)	•Genetec Inc. (Canada)	•Hikvision Digital Technology Co., Ltd. (China)
•Honeywell International, Inc. (US)	•Johnson Controls International PLC (US)	•Secom Co., Ltd. (Japan)
•Senstar Corporation	•Stanley Convergent Security Solutions, Inc. (US)	•Zhejiang

The companies holding the largest market share in the U.S include G4S PLC and Allied Universal Security Services LLC, with  North America being one of the most developed countries in terms of technology. Physical security is necessary in this region due to factors such as the need for safety against terrorist activities, government regulations, illegal immigration, technological developments, increasing criminal activities, and the requirement to reduce the cost of security workforce. These threats have led to the need for physical security systems, such as access control, perimeter intrusion detection, and video surveillance. Moreover, the presence of some of the key players in the market are expected to drive the growth of the market in the North American region. 23

Video Security Competitive Landscape 24

Due to an increasing demand for video surveillance in public places such as cities, schools, colleges, religious places, airports and stations, government initiatives are fueling the growth of the video security market. Asia Pacific is predicted to be the largest and fastest-growing region due to an increasing number of security threats and concerns in China, Japan, India, and South Korea, among others.  A rising incidence of theft, terrorist attacks and other crimes has increased the demand for video security.  The key players in the video surveillance market are:

•Hikvision (China)	•Dahua Technology (China)	•Axis Communications (Sweden)
•Bosch Security and Safety Systems (Germany)	•Hanwha Techwin (South Korea)	•Avigilon (Canada)
•FLIR Systems Inc. (US)	•Honeywell Commercial Security (US)	•Panasonic i-PRO Sensing Solutions (US)
•Pelco (US)	•Agent Video Intelligence (US)	•CP Plus (India)
•Genetec (Canada)	•Huawei Technologies (China)	•NEC (Japan)
•Nice Systems (Israel)	•Qognify Inc. (US)	•Tiandy Technologies (China)
•VIVOTEK (Taiwan)	•Zhejiang Uniview Technologies (China)	•Infinova Corporation (US)

To maintain a leadership position in the video security market, key players maintain a broad product line in hardware and software, with customers in a wide variety of market segments such as public security, transportation, education, healthcare financial institutions, energy and intelligent buildings.  With the development of innovative products and security solutions that include technologies such as AI cloud software and facial recognition, along with the integration of IoT with information networks, a key player can maintain a leadership position in the market, and remain at the forefront of advancements in technology.

22 https://www.greenworldwide.com/the-difference-between-cargo-screening-vs-inspection/

23 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

24 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

Smart Container Competitive Landscape 25

With the rise in need for monitoring solutions by various cargo shipping companies for the container transportation process, the development of mobile-based applications is essential for providing real-time throughout the supply chain. The major players in the smart container market include:

•Orbcomm (US)	•Smart Containers Group AG (Switzerland)	•Nexiot AG (Switzerland)
•Traxens (France)	•Globe Tracker (Denmark)	•Phillips Connect Technologies (Division of Phillips Industries) (US)
•SeaLand (Maersk) (Denmark)	•Robert Bosch Manufacturing Solutions (Robert Bosch GmbH) (Germany)	•Ambrosus (Switzerland)
•ZillionSource Technologies Co., Ltd. (Cisco) (China)

Currently, a major dependence is extensively on the US market. To maintain its leadership in the smart container market, key players need to find consistent revenue pockets in Europe and APAC, which are likely to offer exciting opportunities.

GOVERNMENT REGULATIONS

The Company’s operations will be subject to various federal, state and local laws, regulations, and controls. The Company believes it is in compliance with any such regulations affecting its business.

While the United States has no plenary data protection regulator, the U.S. Federal Trade Commission (FTC) authority is very broad, and often sets the tone on federal privacy and data security issues.  In addition, a variety of other agencies regulate data protection through sectoral laws, including the Office of the Comptroller of the Currency, the Department of Health and Human Services, the Federal Communications Commission, the Securities and Exchange Commission, the Consumer Financial Protection Bureau, and the Department of Commerce.

Federal Trade Commission Act 26

The Federal Trade Commission Act (15 U.S Code §41 et seq.) broadly empowers the FTC to bring enforcement actions to protect consumers against unfair or deceptive practices and to enforce federal privacy and data protection regulations.  The FTC has taken the position that “deceptive practices” include a company’s failure to comply with its published privacy promises and its failure to provide adequate security of personal information, in addition to its use of deceptive advertising or marketing methods.

General Data Protection Regulation (GDPR)

The increasing adoption of video surveillance has come with some opposition with regards to personal privacy rights.  To address these concerns, the European Union (EU) and the European Economic Area (EEA) adopted the General Data Protection Regulation on April 27, 2016 (formerly Data Protection Directive 95/46/EC), “on the protection of natural persons with regard to the processing of personal data and on the free movement of such data…”  The regulation became enforceable on May 25, 2018, and contains provisions and requirements related to the processing of personal data of individuals (formally called data subjects in the GDPR) who are located in the EEA, and applies to any enterprise—regardless of its location and the data subjects’ citizenship or residence—that is processing the personal information of individuals inside the EEA.  It has been suggested that U.S. organizations and individuals with video surveillance services issue similar guidelines.  In fact, the California Consumer Privacy Act (CCPA), adopted on June 28, 2918, has many similarities with the GDPR.  However, there is no single principal data protection legislation in the United States.  Rather, various laws enacted at both federal and state levels serve to protect the personal data of U.S. residents.

Security and Accountability For Every (SAFE) Port Act of 2006

The SAFE Port Act of 2006 was an Act of Congress in the United States covering port security. The bill calls for, among other thing, 100% of U.S.-bound Ocean containers to be scanned at the foreign port of origin. The bill was enacted and signed by former President George W. Bush on Oct 13, 2006.  The bill became the law numbered Public Law 109-347. The DHS delayed the implementation of key sections of the SAFE Port Act of 2006 until 2016.

Container Security Initiative

The Container Security Initiative (the “CSI”) was launched in 2002 by the U.S. Bureau of Customs and Border Protection (“CBP”), an agency of the DHS. Its purpose was to increase security for container cargo shipped to the United States. The CSI allows Customs and Border protection (CBP”), working along with host government Customs Services, to examine high-risk maritime containerized cargo at foreign seaports, prior to being loaded on board vessels destined for the United States.

The CSI consists of four core elements:

•Using intelligence and automated information, identify and target containers that pose a risk for terrorism.

•Pre-screen containers that pose a risk at the port of departure before they arrive at U.S. ports.

•Using detection technology, such as gamma ray detectors, quickly pre-screen containers that pose a risk.

•Use smarter, tamper-evident containers.

The initial CSI program has focused on implementation at the top 20 ports that ship approximately two-thirds of the container volume to the United States. CSI is now operational at ports in North America, Europe, Asia, Africa, the Middle East, and Latin and Central America. CBP’s 58 operational CSI ports now prescreen over 80 percent of all maritime containerized cargo imported into the United States.  Smaller ports have been added to the program at their instigation, and participation is open to any port meeting certain volume, equipment, procedural, and information-sharing requirements. Future plans include expansion to additional ports based on volume, location, and strategic concerns.

MANUFACTURING

In addition to system integration of third-party technologies for its security service offerings, the Company will identify third-party manufacturers to outsource the manufacturing for its hardware (EnigmaLok), and software (Safer Systems) products and technologies.

The Company will internally develop prototypes of its proprietary technology, and test features at prototype levels through the retention of independent contractors.

25 https://www.marketsandmarkets.com/Market-Reports/smart-container-market-194648249.html

26 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

INTELLECTUAL PROPERTY

The Company is developing a proprietary system of secure and encrypted communication that will allow the Enigma systems to be delivered through a web portal in an audio format with multiple linguistic capabilities. In addition, Enigma has plans to develop an audio technology in conjunction with AudioEye, Inc., that will allow the end user to interact with the security and tracking device vocally, and will enable the end user to ask specific questions aloud, in sequential or non-sequential order, and accelerate the gathering and assimilation of information and collection of data.

Patents, Patent Applications, Exclusive Licenses and Patent Portfolio Overview

I.On June 30, 2014, the Company entered into a non-exclusive License Agreement, in perpetuity, with AudioEye Communications, Inc., a communications and technology company that owns a family of patents in the area of audio technology. Proprietary materials consist of the following licensor-produced intellectual property used in the development of the technology and implementation of product:

1.Patent 7,653,544 and 8,046,229 (US) – Method and apparatus for website navigation by the visually impaired

The present invention is a server-side method and apparatus that enables visually-impaired users to navigate websites and hear high-quality streaming audio of narration and descriptions of each website. The system involves creating an audible website corresponding to an original website by utilizing voice talent to read and describe web content and create audio files for each section within an original website, then assigning a hierarchy and navigation system based on the original website design.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.10/637,970United States08/08/2003Provisional01/26/20107,653,544

1a.12/637,512United States12/14/2009Granted10/25/20118,046,229

2.Patent 8,296,150 (US) – System and method for audio content navigation

A system and method for communicating one or more audio files through a network. One or more original files of an original web site are converted into one or more audio files. An indication is provided to a user that the one or more original files are available as the one or more audio files in response to the user navigating the one or more original files. The one or more audio files are delivered to a computing device of the user through the network in response to a request to access the one or more audio files.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

2.13/214,347United States08/22/2011Granted10/23/20128,296,150

3.Patent 7,966,184 (US) – System and method for audible web site navigation

Systems and methods for an audio-based content management, navigation and retrieval system are provided. The system translates and organizes content, for example text, Podcasts, RSS, pictures, video, into audio output, and provides intelligent access to the content for use on the internet, mobile phones, MP3 devices, or other digital devices. A user may listen to and navigate content by listening to streaming audio and performing simple keystroke or audio commands from an Internet enabled or other digital device.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

3.13/280,184United States10/24/2011AbandonedN/AN/A – continued under 3a

3a11/682,843United States03/06/2007Granted06/21/20117,966,184

3b.WO2013063066A1Worldwide10/24/2012Pending

3c.JP2014538913AJapan10/24/2012Pending

4.Patent 8,260,616 (US) – System and method for audio content generation

A system and method for generating audio content. Content is automatically retrieved from an original website according to a predetermined schedule to generate retrieved content. The retrieved content is converted to one or more audio file. A hierarchy is assigned to the one or more audio files to provide an audible website that mimics a hierarch of the retrieved content as represented at the original website. The audible website is stored in a database for retrieval by one or more users. A first user input is received indicating an attempt to access the original website. The audible website is indicated as being associated with the original website in response to the user selection. Portion of the audible website are played in response to a second user input.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

4.13/483,758United States05/30/2012AbandonedN/AN/A – continued under 4a.

4a.13/098,677United States05/02/2011Granted09/04/20128,260,616

5.Patent 8,589,169 (US) – System and method for creating audio files

A system and method for creating one or more audio files. One or more original files are converted into the one or more audio files. A hierarchy associated with the one or more original files is assigned to the one or more audio files. An indication is given that the one or more audio files are associated with the one or more original files. The one or more audio files are communicated through an audio interface in response to a request to access the one or more audio files.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

5.14/055,366United States10/16/2013Abandoned N/AN/A – continued under 5a

5a.13/545,417United States07/10/2012Granted11/19/20138,589,169

For further information on the non-exclusive license of the Patents and Patent Applications above, and the complete text of the License Agreements, please refer to Exhibits 10.1 to the Company’s Quarterly Report filed June 6, 2023 on Form 10-Q.

II.On March 9, 2015, the Company completed the assignment and license in perpetuity to the following container locking system intellectual property (“EnigmaLok IP”):

1.Patent 8,245,546 (US) – Container lock and method for locking of container door

The present invention relates to a container lock, and a method for locking of at least one door of a standardized container. The door has a frame edge portion, and further is a thereto adjacent frame edge portion provided, which frame edge portions are used to lock the door in a closed position.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.12/226,228United States04/13/2006Granted08/21/20128,245,546

1a.EP20060112631Europe04/13/2006Granted01/07/2009EP1,845,225

For further information on the exclusive license of the Patents and Patent Applications above, and the complete text of the Assignment and Licensed Rights Agreement and subsequent Modification, please refer to Exhibit 10.24 to the Company’s Current Report filed January 21, 2015, on Form 8-K, and  Exhibit 10.25 to the Company’s Quarterly Report filed May 20, 2015, on Form 10-Q, respectively.

III.On October 11, 2018, the Company executed an Intellectual Property Purchase Agreement (the “Safer Agreement”) with Safer, Inc., for the assignment and license to the following intellectual property in the area of security and risk management (“Safer IP”).

On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its Patent Application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.

1.Patent Application 16/618,038 (US) – Network Based Video Surveillance and Logistics for Multiple Users

A security system, method, device and network. The system includes one or more communications networks including at least one wireless network. The system further includes a network storage device operatively connected to the one or more communications networks for storing feeds. The system further includes a number of mobile devices communicating with the network storage device through the one or more communications networks. The mobile devices capture feeds that are sent to the network storage device.

ApplicationCountryDate FiledStatusDate GrantedPatent Number

1.62,513,315United States05/31/2017AssignedN/AN/A – continued under 1a

1a.16/618,038United States05/30/2018Pending

1b.PCT/US18/35185International11/27/2019Pending

For further information on the acquisition of the Patent above, and the complete text of the Intellectual Property Purchase Agreement, please refer to Exhibit 10.26 filed October 10, 2019 on form 8-K.

There can be no assurance that the Company will be granted patents for any of the patent applications it has filed with the USPTO or other patent organization worldwide.

Facilities

At December 31, 2016, the Company’s principal executive office was located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s wholly-owned subsidiary, PearTrack Systems Group, Ltd., was headquartered in Alameda, California, with offices in Manchester, England.

As of the date of filing of this Annual Report, the Company’s principal executive office is located at 3415 S. Sepulveda Blvd., Suite 1100-#1234, Los Angeles, California 90034. The office located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401, was vacated in January 2021. The offices for the Company’s wholly-owned subsidiary, PearTrack Systems Group, Ltd., in Alameda, California, and Manchester, England, were vacated in 2017.

The Company’s telephone number is (888) 287-9994, and fax number (888) 899-1443.

The Company’s website is www.enigma-bulwark.com.

The Company’s security guard website is www.enigma-bulwarksecurity.com.

Personnel

As of December 31, 2016, the Company engaged 27 six (6) individuals, inclusive of two (2) executive officers / directors.  All personnel were full-time.

As of the date of filing of this Annual Report, the Company engages five (5) individuals, inclusive of three (3) executive officers / directors. All five (5) personnel are full-time.  In addition, the Company’s security operations, Enigma-Bulwark Security, Inc. maintains a staff of approximately forty-five (45) employees, of which thirty-five (35) are full-time and ten (10) are part-time.

Research and Development

During the years ended December 31, 2016 and 2015, respectively, the Company spent $8,500 and $53,884, respectively, on research and development of its product line.

During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report, the Company spent no funds on research and development of its product line, due to cash flow restraints.

Reports to Security Holders

The Company is not required to deliver an Annual Report to its stockholders, but will voluntarily send an Annual Report, together with the Company’s annual consolidated audited financial statements upon request. The Company is required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. The Company’s Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.	PROPERTIES

The Company’s former corporate headquarters, located at 1327 Ocean Avenue Suite B, Santa Monica, California 90401, were vacated in January 2021. The Company’s current corporate headquarters are located at 3415 S. Sepulveda Blvd, Suite 1100-#1234, Los Angeles, California 90034.

The Company believes its current premises are adequate for the Company’s current operations, and the Company does not anticipate that it will require any additional premises in the immediate future. When, and if, the Company requires additional space, the Company intends to move at that time. The Company does not foresee any significant difficulties in obtaining any required facilities. The Company currently does not rent or own any real property.

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

27 The majority of the Company’s management are engaged as consultants under consulting agreements.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the United States, the Company’s common shares are traded on the OTC Pink under the symbol “EBWK.” The following table sets forth the high and low bid prices for its Common Stock per quarter as reported by the OTC Pink. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

The high and low prices of the Company’s common shares for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2022	$0.0001	$0.0001
September 30, 2022	$0.0002	$0.0002
June 30, 2022	$0.0002	$0.0002
March 31, 2022	$0.0100	$0.0100
December 31, 2021	$0.0015	$0.0015
September 30, 2021	$0.0073	$0.0073
June 30, 2021	$0.0500	$0.0500
March 31, 2021	$0.0500	$0.0500
December 31, 2020	$0.0300	$0.0300
September 30, 2020	$0.0300	$0.0300
June 30, 2020	$0.0900	$0.0900
March 31, 2020	$0.0800	$0.0800
December 31, 2019	$0.0800	$0.0800
September 30, 2019	$0.0100	$0.0100
June 30, 2019	$0.0100	$0.0100
March 31, 2019	$0.0100	$0.0100
December 31, 2018	$0.0100	$0.0100
September 30, 2018	$0.0100	$0.0100
June 30, 2018	$0.0400	$0.0400
March 31, 2018	$0.0200	$0.0200
December 31, 2017	$0.0100	$0.0100
September 30, 2017	$0.0200	$0.0200
June 30, 2017	$0.0200	$0.0200
March 31, 2017	$0.0200	$0.0200
December 31, 2016	$0.0200	$0.0200
September 30, 2016	$0.0600	$0.0600
June 30, 2016	$0.0500	$0.0500
March 31, 2016	$0.0700	$0.0700
December 31, 2015	$0.0800	$0.0800
September 30, 2015	$0.1200	$0.1200
June 30, 2015	$0.3000	$0.3000
March 31, 2015	$0.2500	$0.2500

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

Record Holders

The Company’s common shares are issued in registered form. Securities Transfer Corporation (formerly Island Stock Transfer) (“STC”), 2901 Dallas Parkway, Suite 380, Plano, TX 75093 (Telephone (469) 633-0101) is the registrar and transfer agent for the Company’s common shares.

On December 31, 2016, the shareholders’ list of the Company’s common shares pursuant to STC showed 107 registered shareholders and 67,821,405 shares outstanding. The total number of shares outstanding stated in the STC list of 67,821,405 includes 27 shares issued due to rounding, and does not include 1,561,375 shares issued to various consultants for services provided.

As of the date of filing of this Annual Report, the shareholders’ list of the Company’s common shares pursuant to STC showed 117 registered shareholders and 134,091,547 shares outstanding. The total number of shares outstanding stated in the STC list of 134,091,547 does not include 2,500,000 shares issued for consulting services provided.

Dividends

The Company has not declared any dividends on its Common Stock since the Company’s inception. There is no restriction in the Company’s Articles of Incorporation and Bylaws that limit the Company’s ability to pay dividends on its Common Stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Equity Compensation Plan Information

The Company maintains the 2009 Stock Option Plan (“the 2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company may grant incentive stock options only to employees and non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board will administer the plan, and determine grants.

As of December 31, 2016, the Company had granted options to purchase a total of 724,755 shares of the Company’s restricted Common Stock, of which 492,255 have expired and 130,000 were forfeited/canceled.  There were 102,500 stock options outstanding at December 31, 2016.

During the years ended December 31, 2016 and 2015, the Company expensed no stock option compensation. There remained no deferred stock option compensation at December 31, 2016 and 2015.

On October 1, 2018, pursuant to a Board resolution, the 2018 Stock Incentive Plan (“the 2018 Plan”) was established, wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2018 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2018 Plan, the Company may grant incentive stock options to employees and non-qualified stock options and restricted stock awards to employees, officers, directors and consultants. Subject to the provisions of the 2018 Plan, the Board will administer the plan, and determine grants. As of the date of filing of this Annual Report, 18,544,000 restricted stock awards and 500,000 stock options were granted under the 2018 Plan, and 956,000 shares remain reserved.

On September 20, 2019, pursuant to a Board resolution, the 2019 Stock Incentive Plan (“the 2019 Plan”) was established, wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2019 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2019 Plan, the Company may grant incentive stock options to employees and non-qualified stock options and restricted stock awards to employees, officers, directors and consultants. Subject to the provisions of the 2019 Plan, the Board will administer the plan, and determine grants. As of the date of filing of this Annual Report, 7,000,000 restricted stock awards and 10,875,133 stock options were granted under the 2019 Plan, and 2,124,867 shares remain reserved.

On October 1, 2021, pursuant to a Board resolution, the 2021 Stock Incentive Plan (“the 2021 Plan”) was established, wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2021 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2021 Plan, the Company may grant incentive stock options to employees and non-qualified stock options and restricted stock awards to employees, officers, directors and consultants. Subject to the provisions of the 2021 Plan, the Board will administer the plan, and determine grants. As of the date of filing of this Annual Report, 2,500,000 restricted stock awards and 5,000,000 stock options were granted under the 2021 Plan, and 12,500,000 shares remain reserved.

Plan Name	Plan Reserve	RSAs Granted	Options Granted	Reserve Balance
2009 Stock Option Plan*	*	--	724,755	*
2018 Stock Incentive Plan	20,000,000	18,544,000	500,000	956,000
2019 Stock Incentive Plan	20,000,000	7,000,000	10,875,133	2,124,867
2021 Stock Incentive Plan	20,000,000	2,500,000	5,000,000	12,500,000
	60,000,000	28,044,000	17,099,888	15,580,867

* Plan expired 2019

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited/canceled, and 11,562,569 were outstanding.

During the years subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company expensed a total of $29,838 in stock option compensation. There remained $33,112 in deferred stock option compensation as of December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of Common Stock or other securities during the year ended December 31, 2016.

The Company did not purchase any of its shares of Common Stock or other securities subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Recent Sales of Unregistered Securities

There were no unregistered securities issued by the registrant during the year ended December 31, 2016, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

The following represents all unregistered securities issued by the registrant subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

On October 1, 2018, in connection with a certain employment agreement, the Company issued 1,000,000 shares of its restricted Common Stock at $0.001 per share to a related party, for cash in the amount of $1,000.

On October 11, 2018, in connection with the acquisition of certain intellectual property from Safer, Inc., the Company issued 3,500,000 shares of its restricted Common Stock at $0.001 per share, for cash in the amount of $3,500.

On August 29, 2019, in connection with certain non-compete non-dilution agreements, the Company issued 13,334,000 shares of its restricted Common Stock at $0.001 per share to related parties for cash in the amount of $13,334, plus 210,000 shares under the non-dilution provision at $0.001 per share for cash in the amount of $210.

On September 20, 2019, in connection with the exercise of certain stock options, the Company issued 4,010,470 shares of its restricted Common Stock to related parties at an exercise price of $0.005, for cash in the amount of $20,052.

On October 6, 2019, pursuant to a resolution of the board of directors, the Company issued an aggregate of 6,000,000 shares of its restricted Common Stock to seven (7) of its officers and directors, at $0.001 per share, for cash in the amount of $6,000.

On October 8, 2019, in connection with a certain consulting agreement, the Company issued 1,000,000 shares of its restricted Common Stock at $0.001 per share to a related party, for cash in the amount of $1,000.

On October 10, 2019, in connection with a certain non-compete non-dilution agreement, the Company issued 4,000,000 shares of its restricted Common Stock at $0.001 per share for cash in the amount of $4,000.

On November 13, 2019, in connection with services provided, the Company issued 1,500,000 shares of its restricted Common Stock at $0.001 per share for cash in the amount of $1,500.

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

Exemption From Registration. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or the Company’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2016 and 2015, that appear elsewhere in this Annual Report.

As used in this Annual Report, the terms “we”, “us”, “our,” “the Company” and “Enigma” mean Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc., unless otherwise indicated.

Corporate History

The Company was incorporated in Nevada on September 30, 2005, and is a headquartered in Los Angeles, California. Formerly PearTrack Security Systems, Inc., the Company’s name was changed to Enigma-Bulwark, Ltd., on October 9, 2019, pursuant to a majority of the Company’s shareholders and unanimous resolution of the board of directors.

The Company is a security and risk management company that provides physical security, technology-systems integration, and risk management advisory services.  Services offered to assess and mitigate risk include security guards, risk management analysis, and proprietary and third-party technology and software. Target markets include corporations, governments and individuals across the globe.

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

Due to the Company’s inability to successfully commercialize the PearTrack IP tracking platform acquired in 2013, all rights, title and interest in the PearTrack IP reverted to the former licensees on December 31, 2018, and, pursuant to the terms of the Security Agreement, the related Note issued to the licensors (the “Note Holders”) was canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverted to the Note Holders.  As a result, in 2018, the Company recognized a gain on the extinguishment of debt of $2,000,000.

Although the PearTrack IP commercialization was unsuccessful, the Company continued to focus on security and risk management, and acquired intellectual property that is based on a patent-pending 28 interactive spontaneous video security technology (the “Safer IP”).  On October 11, 2018, the Company executed an Intellectual Property Purchase Agreement (the “Safer Agreement”) with Safer, Inc., a Florida corporation (the “Seller”), for the acquisition of the Safer IP. Pursuant to the Safer Agreement, in exchange for all rights, title and interest in the Safer IP, among other things, the Company delivered to Seller:

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

28 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its Patent Application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

In 2019, the Company was presented with an opportunity to start a security and risk management business headquartered in Cape Town, South Africa, and identified key management to operate the business unit. On August 30, 2019, the Company formed Enigma-Bulwark Risk Management, Inc., a Delaware corporation and wholly-owned subsidiary (“EBRM”), to maintain the Company’s security and risk management operations and assets.

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

COVID-19 Pandemic

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 virus a global pandemic, and on March 13, 2020, former President Donald J. Trump declared the virus a national emergency in the United States.  As of the date of the filing of this Annual Report, the WHO reports over 757 million confirmed COVID-19 cases and over 6.8 million deaths worldwide, including over 1.1 million in the U.S. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis.

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

Through its wholly-owned subsidiary, EBRM, the Company is operating a security and risk management business, and developing its proprietary, patent-pending and patented technology. EBRM is focused on providing security guards, both armed and unarmed, as well as security consulting and systems integration of security technology and software through the development of its patent-pending intellectual property (see “Intellectual Property”), along with third-party Plug-N-Play products.

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

The Company also intends to provide a unique solution to security issues in the intermodal shipping container marketplace, with its patented container tracking and locking system, EnigmaLok (formerly PearLoxx), the rights of which were licensed to the Company in perpetuity in 2015 (see “Intellectual Property”).

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2016 and 2015, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of December 31, 2016, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2016, the Company had total assets of $136,433 compared with total assets of $4,570,656 at December 31, 2015. The decrease in total assets of $4,434,223 is attributable to a decrease in cash of $14,769, an increase in accounts receivable of $573, an increase in other receivables of $5,985, a decrease in investment in securities of $1,085,566, depreciation of $472, impairment of intangible assets of $3,340,027, and an increase in other assets of $53.

As of December 31, 2016, the Company had total liabilities of $6,546,131 compared with total liabilities of $5,840,27 at December 31, 2015. The increase in total liabilities of $705,914 is attributable to a decrease in accounts payable and accrued expenses of $33,939, a decrease in deferred revenue of $225,000, an increase in related party payables of $237,313, and an increase in related party convertible notes payable, net of unamortized discount, of $727,540.

Results of Operations

The year ended December 31, 2016, compared to the year ended December 31, 2015

	For the year ended
	December 31, 2016	December 31, 2015
Revenue	$228,020	$6,648

Cost of sales	$8,881	$9,090

Gross profit (loss)	$219,139	$(2,442)

General and administrative expenses	$960,947	$1,847,570

Impairment losses	$3,340,027	$––

Operating loss	$(4,081,835)	$(1,850,012)

Gain on extinguished debt	$178,786	$305,576

Interest expense	$(156,837)	$(127,120)

Discount amortization	$(100,575)	$(93,422)

Realized gain on currency translation	$204	$81

Net loss	$(4,160,257)	$(1,764,597)

Unrealized gain on currency translation	$1,048	$2,937

Unrealized gain (loss) on securities	$(1,085,566)	$1,189,298

Net comprehensive income (loss)	$(1,084,518)	$1,192,235

Net loss and comprehensive loss	$(5,244,775)	$(572,662)

Revenue

For the year ending December 31, 2016, revenue in the amount of $228,020 consisted of $225,000 in consulting services fees and $3,020 in limited sales resulting from test marketing of PearTrack tracking products.

For the year ending December 31, 2015, revenue in the amount of $6,648 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At December 31, 2016, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the years ending December 31, 2016 and 2015, respectively, cost of sales in the amount of $8,881 and $9,090 consisted of manufacturing, packaging and shipping costs for the test marketing of PearTrack tracking product sales.

At December 31, 2016, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the year ended
	December 31, 2016	December 31, 2015	Variance
Legal and accounting fees	$23,000	$57,001	$(34,001)
Management fees	784,285	742,996	41,289
Other outside services	250	20,597	(14,750)
Amortization of stock compensation/stock options	104,072	595,481	(491,409)
Depreciation and amortization	472	257,078	(256,606)
Rent expense	11,201	64,491	(53,290)
Office supplies and miscellaneous expenses	37,667	109,926	(72,259)
Total general and administrative expenses	$960,947	$1,847,570	$(886,623)

General and administrative expenses in the amount of $960,947 for the year ended December 31, 2016, were comprised of $23,000 of legal and accounting fees, $784,285 of management fees, $250 of other outside services, $104,072 of amortization of stock compensation/stock options, $472 of depreciation and amortization, $11,201 of rent, and $37,667 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $1,847,570 for the year ended December 31, 2015, were comprised of $57,001 of legal and accounting fees, $742,996 of management fees, $20,597 of other outside services, $595,481 of amortization of stock compensation/stock options, $257,078 of depreciation and amortization, $64,491 of rent, and $109,926 of office overhead and other general and administrative expenses.

General and administrative expenses of $960,947 for the year ended December 31, 2016, as compared to $1,847,570 for the year ended December 31, 2015, resulted in a decrease in general and administrative expenses of $886,623. The decrease in general and administrative expenses of $886,623 was attributable to the following items:

•a decrease in legal and accounting fees of $34,001, due to a decrease in general legal fees of $34,161; and an increase in accounting fees of $160; and

•an increase in management fees of $41,289, due an increase of $30,285 resulting from accrued benefits, compared to none accrued in the prior year; and an increase of $11,004 resulting from miscellaneous management compensation; and

•a decrease in other outside services of $14,750, due to the expiration of a consulting agreement, resulting in no fees paid in the current period; and

•a decrease in amortization of stock options of $491,409, due to fully amortized deferred stock compensation in the prior year, resulting in a decrease in amortization of $491,409; and

•a decrease in depreciation and amortization of $256,606, due to the impairment of intellectual property in the current year, resulting in a decrease in amortization expense of $256,842; and the acquisition of office equipment in the current year, resulting in an increase in depreciation expense for the current year of $236; and

•a decrease in rent expense of $53,290, due to the sub-lease of office space; and

•a decrease in other general and administrative expenses of $72,259, due to an increase in research and development of $6,616; and decreases in computer and internet expenses of $5,534, meals, entertainment, and promotion of $8,066, office expenses of $10,951, taxes, licenses and permits of $9,617, telephone expense of $11,525, travel expenses of $30,625, and other general expenses of $2,557.

General and administrative expenses for the years ended December 31, 2016 and 2015, were incurred for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the year ended December 31, 2016, the Company incurred a net loss of $4,160,257 compared with a net loss of $1,764,897 for the year ended December 31, 2015. The increase in net loss of $2,395,360 is attributable to an increase in gross revenue of $221,372, a decrease in costs of goods sold of $209, a decrease in general and administrative expenses of $886,623, an increase in impairment loss of $3,340,027, a decrease in gain on extinguished debt of $126,790, a decrease in interest expense of $29,717, a decrease in discount amortization of $7,153, and an increase in realized gain from currency translations of $123.

During the year ended December 31, 2016, the Company incurred a net comprehensive loss of $1,084,518, compared with a net comprehensive gain of $1,192,235 for the year ended December 31, 2015. The decrease in net comprehensive gain of $2,276,753 is attributable to a decrease in unrealized gain on currency translation of $1,889, and a decrease in unrealized gain on securities of $2,274,864.

Liquidity and Capital Resources

Working Capital
	December 31, 2016	December 31, 2015	Increase (decrease)
Current assets	$7,660	$15,871	$(8,211)
Current liabilities	3,065,061	3,086,687	(21,626)
Working capital (deficit)	$(3,057,401)	$(3,070,816)	$(13,415)

As of December 31, 2016, the Company had no cash, compared to $14,769 as of December 31, 2015.

The Company had a working capital deficit of $3,057,401 as of December 31, 2016, compared to a working capital deficit of $3,070,816 at December 31, 2015.  The decrease in working capital deficit of $13,415  is attributable to a decrease in cash of $14,769; an increase in trade accounts receivables of $573; an increase in other receivables of $5,985; a decrease in accounts payable and accrued expenses of $33,939; a decrease in deferred revenue of $225,000; and an increase in related party payable of $237,313.

Cash Flows	For the year ended
	December 31, 2016	December 31, 2015	Increase (decrease)
Net cash used by operating activities	$(14,769)	$(416,868)	$(402,099)
Net cash used by investing activities	––	(1,688)	(1,688)
Net cash provided by financing activities	––	365,635	(365,635)
Effect of exchange rate changes on cash	––	2,937	(2,937)
Net decrease in cash	$(14,769)	$(49,984)	$(35,215)

Cash Flows from Operating Activities

During the year ended December 31, 2016, the Company used $14,769 of cash flow for operating activities, compared with $417,552 for the year ended December 31, 2015. The decrease in cash used by operating activities of $402,783 is attributable to an increase in the net loss from operations of $2,395,360; increases in accruals converted to related party loans of $54,469, and discount amortization of $7,153; decreases in amortization of deferred stock compensation of $491,410, gains on extinguished debt of $126,790, and depreciation and amortization of $256,606; increases in impairment losses of $3,340,027, and foreign exchange losses of $123; increases in the changes in prepaid expenses of $90 and related party payables of $271,419; and decreases in the changes in accounts receivable of $229, refunds and claims receivable of $15,280, other receivables of $5,985, other assets of $53, accounts payable and accrued expenses of $7,119, and deferred revenue of $225,000.

Cash Flows from Investing Activities

During the year ended December 31, 2016, the Company used no cash flow for investing activities, compared with $1,688 for the year ended December 31, 2015. The decrease in cash used for investing activities of $1,688 is attributable to a decrease in cash received from subsidiary of $674; and a decrease in the purchase of office equipment of $2,362.

Cash Flows from Financing Activities

During the year ended December 31, 2016, the Company was provided with no cash flow from financing activities compared with $369,256 during the year ended December 31, 2015. The decrease in cash flows provided by financing activities of $369,256 is attributable to a decrease in loan payments of $50,264, and a decrease in proceeds from the issuance of Common Stock of $419,520.

As of December 31, 2016, affiliates and related parties are due a total of $4,481,240, which is comprised of promissory notes to related parties, net of unamortized discounts of $167,974, in the amount of $4,149,274, accrued compensation in the amount of $356,835, and reimbursed expenses/cash advances to the Company in the amount of $143,105; for a net increase of $964,853. During the year ended December 31, 2016, promissory notes to related parties, net of unamortized discounts, increased by $727,540, accrued compensation increased by $150,285, and reimbursable expenses/cash advances increased by $87,028. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share.

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

The Company will require additional financing in the amount of approximately $5,000,000 in order to enable the Company to proceed with the Company’s plan of operations, as discussed above, including an estimated $2,000,000 over the next 12 months, to pay for the Company’s current and ongoing expenses and product development. These cash requirements include working capital, selling, general and administrative expenses, expansion of the Company’s product line, and the pursuit of acquisitions. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations and to repay the Company’s liabilities. There is no assurance that any party will advance additional funds to the Company in order to enable the Company to sustain its plan of operations or to repay the Company’s liabilities. There is no assurance that the financing will be completed as planned or at all. If the Company is unable to secure adequate capital to continue the Company’s planned operations, the Company’s shareholders may lose some or all of their investment and the Company’s business may fail.

The Company anticipates continuing to rely on equity sales of the Company’s Common Stock to fund the Company’s business operations and product development. Issuances of additional shares will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund the Company’s planned business activities.

Personnel

The majority of personnel working with the Company are engaged as consultants under consulting agreements.

As of December 31, 2016, the Company engaged six (6) individuals, inclusive of two (2) and executive officers and directors.  All personnel were full-time.

As of the date of filing of this Annual Report, the Company engages five (5) individuals, inclusive of three (3) executive officers and directors. All five (5) personnel are full-time. In addition, the Company’s security operations, Enigma-Bulwark Security, Inc., maintains a staff of approximately forty-five (45) employees, of which thirty-five (35) are full-time and ten (10) are part-time.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $5,244,775, an accumulated deficit of $17,620,884, and a working capital deficit of $3,057,401, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s audited consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The Company believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of its consolidated financial statements.  The following should be read in conjunction with Note 2 to the Company’s consolidated financial statements, “Summary of Significant Accounting Policies”:

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

The Company may prepare financial projections to use as the basis for its impairment reviews. Changing the assumptions selected by management, in particular the discount rate and growth rate assumptions used in the projections, could significantly affect the Company’s impairment evaluation and, hence, results.

The Company’s review for impairment may also include the evaluation of key assumptions related to sensitivity in the projections, including estimates for varying levels of growth, such as aggressive, median, and conservative. In the Company’s evaluation for impairment, the conservative level of growth would be utilized. For additional information, see Impairment of Long-Lived Assets under Note 2, Summary of Significant Accounting Policies, in the Notes to the Financial Statements contained within this Annual Report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enigma-Bulwark, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enigma-Bulwark, Ltd. of (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $5,244,775 for the year ended December 31, 2016, an accumulated deficit of $17,620,884, and a working capital deficit of $3,057,401, as of December 31, 2016 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

The consolidated financial statements of the Company for the year ended December 31, 2015, before the restatement described in Note 14, were audited by another auditor whose report was dated May 17, 2016 expressed an unmodified opinion on those statements.

As part of our audit of the December 31, 2016 consolidated financial statements, we also audited the adjustments described in Note 14 that were applied to restate the 2015 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements as a whole.

We have served as the Company’s auditor since 2021.

Margate, Florida
June 6, 2023

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

F-1

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

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA May 17, 2016

2

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS		(As restated)
Current assets
Cash and cash equivalents	$--	$14,769
Accounts receivable	869	296
Other receivables	5,985	--
Prepaid expenses	806	806
Total current assets	7,660	15,871

Non-current assets
Investment in securities	120,619	1,206,185
Property and equipment, net	1,654	2,126
Intangible assets, unencumbered, net	--	1,988,875
Intangible assets, pledged to creditors, net	--	1,351,152
Other assets	6,500	6,447
Total non-current assets	128,773	4,554,785

TOTAL ASSETS	$136,433	$4,570,656

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,206,531	$1,240,470
Deferred revenue	--	225,000
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	499,940	262,627
Total current liabilities	3,065,061	3,086,687

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	3,481,070	2,753,530
Total long-term liabilities	3,481,070	2,753,530
Total liabilities	6,546,131	5,840,217

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 and 69,516,089 issued and outstanding	69,382	69,516
as of December 31, 2016, and December 31, 2015, respectively
Additional paid in capital	11,025,120	10,920,448
Subscriptions receivable	--	(100)
Accumulated deficit	(17,620,884)	(13,460,627)
Accumulated comprehensive income	116,684	1,201,202
Total stockholders’ deficit	(6,409,698)	(1,269,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,433	$4,570,656

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2016	December 31, 2015
Revenue		(As restated)
Service fees	$225,000	$--
Product sales	3,020	6,648
Total revenue	228,020	6,648
Cost of sales	8,881	9,090
Gross profit (loss)	219,139	(2,442)

Operating expenses
General and administrative expenses	960,947	1,847,570
Impairment losses	3,340,027	--
Total operating expenses	4,300,974	1,847,570

Operating loss	(4,081,835)	(1,850,012)

Other income (expenses)
Gain on write-off of accrued payroll taxes	145,711	--
Gain on settlement of accounts payable	33,075	--
Gain on reduction in promissory note and accrued interest	--	305,576
Interest expense	(156,837)	(127,120)
Discount amortization	(100,575)	(93,422)
Realized gain on currency translation	204	81
Total other income (expenses)	(78,422)	85,115

Net loss	(4,160,257)	(1,764,897)

Comprehensive income (loss)
Unrealized gain on currency translation	1,048	2,937
Unrealized gain (loss) on securities	(1,085,566)	1,189,298

Net comprehensive income (loss)	(1,084,518)	1,192,235

Net loss and comprehensive income (loss)	(5,244,775)	(572,662)

Net loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding – basic and diluted	69,382,753	67,572,526

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2014	59,965,061	$59,965	$8,126,703	$(1,600)	$(11,695,730)	$8,967	$(3,501,695)

Issuance of common stock for services	250,000	250		(250)			--

Issuance of common stock for cash	3,533,147	3,533	409,280	(37,813)			375,000

Issuance of common stock for intellectual property	5,706,506	5,707	1,706,245	(5,707)			1,706,245

Conversion of debt for common stock	61,375	61	61,314				61,375

Cash received from subsidiary			674				674

Beneficial conversion feature on related party convertible debt			20,750				20,750

Subscriptions received				45,270			45,270

Amortization of restricted stock awards			595,482				595,482

Net income (loss)					(1,764,897)	1,192,235	(572.662)

Equity Balance, December 31, 2015, as restated	69,516,089	69,516	10,920,448	(100)	(13,460,627)	1,201,202	(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscriptions canceled			(100)	100			--

Amortization of restricted stock awards			104,072				104,072

Reconciling adjustment			566				566

Net loss					(4,160,257)	(1,084,518)	(5,244,775)

Equity Balance, December 31, 2016	69,382,753	$69,382	$11,025,120	$--	$(17,620,884)	$116,684	$(6,409,698)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2016	December 31, 2015
		(As restated)
Cash flow from operating activities:
Net loss and comprehensive loss	$(5,244,775)	$(572,662)
Comprehensive loss	(1,084,518)	1,192,235
Net loss	(4,160,257)	(1,764,897)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred stock compensation	104,072	595,482
Accruals converted to related party loans	626,965	572,496
Depreciation and amortization	472	257,078
Discount amortization	100,575	93,422
Gain on write-off of accrued payroll taxes	(145,711)	--
Gain on settlement of accounts payable	(33,075)	--
Gain on reduction in promissory note and accrued interest	--	(305,576)
Gain on foreign exchange	(204)	(81)
Impairment losses-intangible assets	3,340,027	--
Changes in operating assets and liabilities:
Increase in accounts receivable	(573)	(344)
Decrease in refunds and claims receivable	--	15,280
Increase in other receivables	(5,985)	--
Increase in prepaid expenses	--	(90)
Increase in other assets	(53)	--
Increase in accounts payable and accrued expenses	146,665	153,784
Decrease in deferred revenue	(225,000)	--
Increase in related party payables	237,313	(34,106)
Net cash used by operating activities	(14,769)	(417,552)

Cash flow from investing activities:
Cash received from subsidiary	--	674
Purchase of office equipment	--	(2,362)
Net cash used by investing activities	--	(1,688)

Cash flow from financing activities:
Repayment of loans payable	--	(50,264)
Proceeds from issuance of common stock	--	419,520
Net cash provided by financing activities	--	369,256

Net decrease in cash	(14,769)	(49,984)

Cash – beginning of period	14,769	64,753

Cash – end of period	$--	$14,769

NONCASH ACTIVITIES
Common stock subscriptions receivable	$(100)	$100
Conversion of debt into common stock	$--	$61,375
Conversion of related party payable to related party convertible promissory note	$626,965	$572,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$45	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The Company was incorporated in Nevada on September 30, 2005, and is a headquartered in Los Angeles, California. Formerly PearTrack Security Systems, Inc., the Company’s name was changed to Enigma-Bulwark, Ltd., on October 9, 2019, pursuant to a majority of the Company’s shareholders and unanimous resolution of the board of directors.

The Company is a security and risk management company that provides physical security, technology-systems integration, and risk management advisory services.  Services offered to assess and mitigate risk include security guards, risk management analysis, and proprietary and third-party technology and software. Target markets include corporations, governments and individuals across the globe.  The Company’s revenue is derived from advisory and service fees, product sales, and recurring and subscription revenue models.

On January 21, 2015, the Company entered into an Assignment and Licensed Rights Agreement (“Assignment and License Agreement”) by and between the Company and PearLoxx Ltd. (“PearLoxx”) for the assignment and exclusive license to the Company of certain PearLoxx patented technology (the “Product”) in perpetuity. Pursuant to the terms and conditions of the Assignment and License Agreement, royalties are payable to PearLoxx on Adjusted Gross Revenue (“AGR”) generated by the Product as follows: 5% of AGR up to $5,000,000; 3% of AGR between $5,000,001 and $10,000,000; and 2.5% of AGR thereafter. On March 9, 2015, the Assignment and License Agreement was amended to, among other things, include as part of the consideration for the Product, the right for PearLoxx to purchase 5,706,506 shares of the Company’s Common Stock at $0.001 per share, valued at $1,711,952.  The Company rebranded the PearLoxx product to EnigmaLok.

As of December 31, 2016, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $5,244,775, an accumulated deficit of $17,620,884, and a working capital deficit of $3,057,401, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PearTrack Systems Group, Ltd., Ecologic Products, Inc. and Ecologic Car Rentals, Inc.  All significant inter-company accounts and transactions have been eliminated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the estimates related to asset impairments of long-lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically, and the effects of revisions are reflected in the consolidated financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

As of December 31, 2016 and 2015, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value.  The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs.  Certain Level 3 instruments may also be based on sales prices of similar assets.  The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.  As of December 31, 2016 and 2015, the Company had no cash equivalents.

Foreign Currency Translation

Items included in the financial statements of the Company’s subsidiary are measured using the currency of the primary economic environment in which the entity operates (‘the functional currency’).  The consolidated financial statements are presented in U.S. Dollars, which is the Company’s reporting currency.

The results and financial position of PearTrack Systems Group, Ltd., the Company’s wholly-owned subsidiary, has a functional currency different from the reporting currency, the British Pound, and is translated into the reporting currency as follows:

(i)assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

(ii)income and expenses for each statement of operations are translated at average exchange rates on a monthly basis; and

(iii)all resulting exchange differences are recognized as a separate component of equity.

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the years ended December 31, 2016 and 2015, respectively, unrealized exchange differences of $1,048 and $2,937 were recognized.   As of December 31, 2016 and 2015, unrealized exchange differences of $8,127 and $7,079, respectively, have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2014	$4,142
Unrealized exchange differences during period	2,937
Balance, December 31, 2015	7,079
Unrealized exchange differences during period	1,048
Balance, December 31, 2016	$8,127

Investments in Securities

Investments in securities are accounted for using the equity method if the investment provides the Company the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method is appropriate.  All other equity investments, which consist of investments for which the Company does not possess the ability to exercise significant influence, are accounted for under the mark to market method.  Under the mark to market method of accounting, investments are marked to market, with unrealized gains and losses being excluded from earnings and reflected as a component of other comprehensive income.

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

Intangible Assets

Product processes, patents and customer lists are amortized on a straight-line basis over their estimated useful lives between 4 to 20 years.  Application development stage costs for significant internally developed software projects are capitalized and amortized on a straight-line basis over the useful life, between 2 to 5 years.  Costs to extend and maintain patents and trademarks are charged directly to expense as incurred.

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that its intellectual property, with a carrying value of $3,340,027, was impaired.  As a result, an impairment loss of $3,340,027 was recognized for the year ended December 31, 2016.

Convertible Debt

The Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into Common Stock at a price per share that is less than the trading price to the public on the date of the debt.  The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the straight-line method.

Revenue Recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of December 31, 2016, the Company has not commenced its principal operations, generating limited test sales of its security product line.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

As of December 31, 2016, the Company had not yet filed its 2013 through 2015 annual corporate income tax returns, which were filed in April 2022. Due to the Company’s recurring losses, no corporate income taxes were due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the years ended December 31, 2016 and 2015, other comprehensive income (losses) of ($1,084,518) and $1,192,235 have been recognized.  As of December 31, 2016 and 2015, respectively, other comprehensive income (losses) of $116,684 and $1,201,202 have been accumulated.  The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$4,142	$4,825	$8,967
Gain (loss)	2,937	1,189,298	1,192,235
Balance, December 31, 2015	7,079	1,194,123	1,201,202
Gain (loss)	1,048	(1,085,566)	(1,084,518)
Balance, December 31, 2016	$8,127	$108,557	$116,684

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

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the U.S. Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company. The Company has recently adopted the following new accounting standards:

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this standard are effective for the Company’s annual year and first fiscal quarter beginning on January 1, 2017, with early adoption permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  As part of the Board’s initiative to reduce complexity in accounting standards.  The amendments in this update are effective for Annual Reporting periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted for interim or annual reporting periods for which financial statements have not been issued or made available for issuance.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are Under Common Control.  ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Update

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of December 31, 2016 and 2015, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the years ended December 31, 2016 and 2015, respectively, ($1,085,566) and $1,189,298 in unrealized gains (losses) were recognized and included as part of comprehensive income (loss).  As of December 31, 2016 and 2015, respectively, $108,557 and $1,194,123 in cumulative unrealized gains were recognized, and the securities held a fair value of $120,619 and $1,206,185.

Management’s intent is to distribute the AZFL Shares in the form of a dividend, to the Company’s shareholders of record on March 16, 2012, once AZFL has filed an S1 Registration and registers the AZFL Shares. The date by which the Form S1 was to be filed was extended by mutual agreement to January 31, 2013.  AZFL has not, to the Company’s knowledge, caused to register the AZFL shares by filing a Form S1, and is in default of its agreement with the Company.  The Company has requested that AZFL complete the registration so the stock distribution can be completed.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2016	December 31, 2015
Office equipment	$2,362	$2,362
Accumulated depreciation	(708)	(236)
Property and equipment, net	$1,654	$2,126

During the years ended December 31, 2016 and 2015, respectively, $472 and $236 in depreciation was expensed.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2016	December 31, 2015
Intellectual property, unencumbered	$2,156,245	$2,156,245
Accumulated amortization	(167,370)	(167,370)
Impairment losses	(1,988,875)	--
Intellectual property, unencumbered, net	--	1,988,875

Intellectual property, pledged to creditors	1,567,060	1,567,060
Accumulated amortization	(215,908)	(215,908)
Impairment losses	(1,351,152)	--
Intellectual property, pledged to creditors, net	$--	$1,351,152

During the years ended December 31, 2016 and 2015, respectively, the Company recognized $1,988,875 and $0 in impairment losses related to its unencumbered intellectual property, and $1,351,152 and $0 in impairment losses related to its intellectual property pledged to creditors, for a total of $3,340,027 and $0 in impairment losses.

During the years ended December 31, 2016 and 2015, respectively, $0 and $256,842 in amortization was expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2016	December 31, 2015
Accounts payable-vendors	$655,340	$745,094
Accrued payroll and taxes	44,995	146,466
Accrued interest	505,703	348,910
Other liabilities	493	--

Total accounts payable and accrued expenses	$1,206,531	$1,240,470

During the year ended December 31, 2016, management determined that there is no future sacrifice of economic benefit arising from certain debt previously recognized by the Company to transfer assets or provide services in the future.  As a result, certain vendor accounts payable in the amount of $33,075, and previously accrued payroll taxes in the amount of $145,711, was extinguished, and a gain of $178,786 was recognized.

NOTE 7. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014 (the “Service Agreement”), revenue received in the amount of $450,000 was deferred, to be recognized over the term of the agreement, or twelve (12) months. During the years ended December 31, 2014, the Company recognized a total of $225,000 as revenues earned. Due to certain events beyond the Company’s control, the customer was unable to meet the terms of the Service Agreement, and the contract expired.  There was no refund clause within the Service Agreement, and the remaining $225,000 in deferred revenues have been recognized during the year ended December 31, 2016.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2016	December 31, 2015
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at December 31, 2016 and 2015:

Description	Principal	Interest Rate (%)	Conversion Price	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand.  As of December 31, 2016 and 2015, respectively, $44,605 and $44,605 is outstanding, and no demand has been made.

As of December 31, 2016 and 2015, respectively, notes payable consists of unsecured promissory notes issued in the principal sum of $125,000 and $125,000, and unsecured convertible promissory notes issued in the principal sum of $688,755 and $688,755.  The notes bear interest at a rate of between 5 to 25 percent per annum, and are due within one (1) year of written demand or by December 31, 2015.  The convertible promissory notes are convertible into restricted shares of the Company’s Common Stock at a conversion price of between $0.05 to $0.25 per share.

During the years ended December 31, 2016 and 2015, respectively, interest in the amount of $65,392 and $65,213 was expensed. As of December 31, 2016 and 2015, respectively, interest in the amount of $293,782 and $228,390 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31, 2016	December 31, 2015

Notes payable-convertible-short-term	$500,230	$500,230

Notes payable-long-term-secured	2,000,000	2,000,000
Less: unamortized discount	(167,974)	(254,716)
Total long-term notes payable, secured, net of discount	1,832,026	1,745,284

Notes payable, convertible, long-term, subordinate	1,649,044	1,022,079
Less: unamortized discount	--	(13,833)
Total long-term convertible notes payable, unsecured, net of discount	1,649,044	1,008,246
Total long-term notes payable	3,481,070	2,753,530
Total notes payable	3,981,300	3,253,760

Accrued compensation	356,835	206,550
Reimbursable expenses/cash advances payable	143,105	56,077
Total related party payable	499,940	262,627

Total related party transactions	$4,481,240	$3,516,387

Related party notes payable consists of the following convertible notes payable at December 31, 2016 and 2015:

Description	Principal	Interest Rate (%)	Conversion Price	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	683,000	5	$0.05	12/31/2021
E. William Withrow Jr.	539,580	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	1,649,044

Total convertible notes payable	$2,149,274

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share.

As of December 31, 2016 and 2015, respectively, affiliates and related parties are due a total of $4,481,240 and $3,516,387, which is comprised of promissory notes to related parties, net of unamortized discounts of $167,974 and $268,549, in the amount of $3,981,300 and $3,253,760, accrued compensation in the amount of $356,835 and $206,550, and reimbursed expenses/cash advances to the Company in the amount of $143,105 and $56,077; for a net increase of $964,853 and $322,607. During the years ended December 31, 2016 and 2015, respectively, promissory notes to related parties increased by $626,965 and $284,889, unamortized discounts decreased by $100,575 and $72,672, accrued compensation increased by $150,285 and $88,050, and reimbursable expenses/cash advances increased (decreased) by $87,028 and ($123,004).

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following table summarizes the net changes to related party debt during the years ended December 31, 2015 and 2016:

	Total	Promissory Notes	Unamortized Discounts	Accrued Compensation	Expenses/Cash Advances

Balance, 12/31/2014	$3,193,780	$3,237,420	$(341,221)	$118,500	$179,081

Increases	719,778	--	(20,750)	722,946	17,582
Decreases	(397,171)	(287,607)	93,422	(62,400)	(140,586)
Conversions	--	572,496	--	(572,496)	--
Net change	322,607	284,889	72,672	88,050	(123,004)

Balance, 12/31/2015	3,516,387	3,522,309	(268,549)	206,550	56,077

Increases	869,839	--	--	777,250	92,589
Decreases	95,014	--	100,575	--	(5,561)
Conversions	--	626,965	--	(626,965)	--
Net change	964,853	626,965	100,575	150,285	87,028

Balance, 12/31/2016	$4,481,240	$4,149,274	$(167,974)	$356,835	$143,105

During the years ended December 31, 2016 and 2015, respectively, promissory notes to related parties, net of unamortized discounts, increased by $727,540 and $357,561 as a result of an increase in accrued compensation owed to related parties in the amount of $626,965 and $572,496 converted to convertible promissory notes; a decrease in principal resulting from the correction of an error in the amount of $0 and $287,607 (Note 14); an increase in discounts resulting from beneficial conversion features in the amount of $0 and $20,750; and a decrease in unamortized discount in the amount of $100,575 and $93,422.

During the years ended December 31, 2016 and 2015, respectively, $777,250 and $722,946 in related party compensation was accrued, of which $626,965 and $572,496 was converted into convertible promissory notes; and $0 and $62,400 in payments to related parties were made, for a net increase in accrued compensation in the amount of $150,285 and $88,050.

During the years ended December 31, 2016 and 2015, respectively, reimbursable expenses/cash advances owed to related parties increased (decreased) by $87,028 and ($123,004) as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $92,589 and $17,582; and repayments to related parties in the amount of $5,561 and $140,586.

During the years ended December 31, 2016 and 2015, respectively, $91,401 and $39,500 in interest on related party loans was expensed. As of December 31, 2016 and 2015, respectively, $211,921 and $120,520 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Promissory Notes

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2016 and 2015, respectively, $11,230 and $11,200 in interest was expensed.  As of December 31, 2016 and 2015, respectively, $42,792 and $16,616 in interest has been accrued. No demand for repayment has been made.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317 (Note 14).  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2016 and 2015, respectively, $4,328 and $1,127 in interest was expensed.  As of December 31, 2016 and 2015, respectively, $20,016 and $15,688 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PTSG IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the years ended December 31, 2016 and 2015, respectively, $86,742 and $86,505 in discount amortization was expensed. As of December 31, 2016 and 2015, respectively, $167,974 and $254,716 in unamortized discount remained.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes issued to Huntington Chase Ltd., an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company between 2009 and 2013 in the aggregate principal sum of $153,913, and assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the years ended December 31, 2016 and 2015, respectively, $10,804 and $10,773 in interest was expensed.  As of December 31, 2016 and 2015, respectively, $59,720 and $48,916 in interest has been accrued. No demand for repayment has been made.

On January 5, 2014, Mr. Adrian Pegler, a related party, was assigned $100,000 of the convertible promissory note issued by the Company to HCFG on December 31, 2010.  The note bore interest at a rate of 7% per annum, was due within one (1) year of written demand, and was convertible into the Company’s Common Stock at a conversion price of $0.07 per share. During the years ended December 31, 2016 and 2015, respectively, $5,014 and $5,000 in interest was expensed. As a result of the holder’s default, the principal sum of $100,000 and interest accrued through December 31, 2016 in the amount of $14,946 reverted back to the assignor, HCFG.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $539,580. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $43,749, if converted at the applicable conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $8,750.  During the years ended December 31, 2016 and 2015, respectively, $5,833 and $2,917 in discount amortization, and $21,581 and $12,781 in interest, was expensed.  As of December 31, 2016 and 2015, respectively, $0 and $5,833 of unamortized discount remained, and $34,362 and $12,781 in interest was accrued.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $683,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $60,000, if converted at the applicable conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $12,000. During the years ended December 31, 2016 and 2015, respectively, $8,000 and $4,000 in discount amortization, and $26,740 and $16,586 in interest, was expensed.  As of December 31, 2016 and 2015, respectively, $0 and $8,000 of unamortized discount remained, and $43,326 and $16,586 in interest was accrued.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John D. Macey.  Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $426,424. The note bears interest at a rate of four percent (4%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.25 per share.  During the years ended December 31, 2016 and 2015, respectively, $11,705 and $0 in interest was expensed.  As of December 31, 2016 and 2015, respectively, $11,705 and $0 in interest was accrued..

Agreements

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into an Employment Agreement with Mr. E. William Withrow Jr., for his services as President and Chief Executive Officer of the Company (the “Agreement”). The Agreement is for an initial term of two (2) years, extending annually thereafter, and provides for compensation of $175,000 per year, as well as customary employee benefits and a bonus plan contingent upon the Company’s performance.  In addition, the Agreement includes a grant to purchase 1,000,000 restricted shares of the Company’s Common Stock, valued at $250,000, at a price of $0.001 per share.

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, for the services of Mr. Edward W. Withrow III a related party,.  The consulting agreement provides for compensation in the amount of $240,000 per annum for an initial term of four (4) years.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Mr. John D. Macey, a Board member, for his services in the area of technology, sales and marketing.  The consulting agreement, commencing January 1, 2014, provides for compensation in the amount of $60,000 per year for a period of two (2) years.  On December 1, 2014, the consulting agreement was superseded by an employment agreement with Mr. Macey to serve as Chief Technology Officer.  The employment agreement replaces any other written agreement with the Company or its subsidiaries, provides for compensation of $198,000 per year for a period of two (2) years, as well as customary employee benefits and a bonus plan contingent upon the Company’s performance. The agreement expired November 30, 2016, and was not renewed.

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services, Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer.  The agreement is for an initial term of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 10. COMMITMENTS AND CONTINGENCIES

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “Secured Note”) in the aggregate sum of $2,000,000. Pursuant to terms and conditions of the Secured Note, principal payments may be made prior to maturity without penalty when/if the Company meets certain funding and earnings goals.  Payments are defined as follows: 1) 10% of any equity investment of $2,100,000 or more; or 2) $250,000 each year the Company’s retained earnings reaches or exceeds $1,500,000; or 3) $250,000 each year the Company’s EBITDA reaches or exceeds $3,000,000. As of December 31, 2016 and 2015, no contingent payments have been made.

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was made upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2016, the Company has not commenced sales of the Licensed Product.

NOTE 11. CAPITAL STOCK

The total number of authorized shares of Common Stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the years ended December 31, 2016 and 2015, respectively, 0 and 3,533,147 shares of the Company’s restricted Common Stock, valued at $0 and $412,813, were issued for cash in the amount of $0 and $412,813. As a result, $0 and $409,280 was recorded to additional paid in capital.

During the years ended December 31, 2016 and 2015, respectively, 0 and 5,706,506 shares of the Company’s restricted Common Stock, valued at $0 and $1,711,952, were issued for the acquisition of intellectual property, for cash in the amount of $0 and $5,707. As a result, $0 and $1,706,245 was recorded to additional paid in capital.

During the years ended December 31, 2016 and 2015, respectively, 0 and 250,000 shares of the Company’s restricted Common Stock, valued at $0 and $57,500, were granted at a price of $0.001 per share, for services to be provided over a period of twelve (12) months. As a result, $0 and $57,250 was recorded to deferred compensation, and $0 and $57,250 was recorded to additional paid in capital.

During the years ended December 31, 2016 and 2015, respectively, 0 and 61,375 shares of the Company’s restricted Common Stock were issued in connection with the conversion of debt in the amount of $0 and $61,375.  As a result, $0 and $61,314 was recorded to additional paid in capital.

During the years ended December 31, 2016 and 2015, respectively, 133,336 and 0 shares of the Company’s restricted Common Stock were canceled in connection with consulting services not provided pursuant to consulting agreements.  As a result, $134 and $0 was recorded to additional paid in capital.

During the years ended December 31, 2016 and 2015, respectively, subscriptions receivable in the amount of $100 and $0 were canceled.  As a result, $100 and $0 was recorded to additional paid in capital.

During the years ended December 31, 2016 and 2015, respectively, a total of $104,072 and $595,481 in deferred stock compensation was expensed. Deferred stock compensation of $0 and $104,072 remained at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, respectively, the Company had 69,382,753 and 69,516,089 shares of Common Stock issued and outstanding.

NOTE 12. STOCK OPTIONS AND AWARDS

Stock Options

As of December 31, 2016 and 2015, respectively, the Company had 102,500 and 327,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	4.30	$328,000	$3.20
	102,500		$328,000	$3.20

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2014	371,000	$2.74
Granted	--	--
Exercised	--	--
Expired / Cancelled	(43,500)	($2.74)
Outstanding at December 31, 2015	327,500	$2.65
Granted	--	--
Exercised	--	--
Expired / Cancelled	(225,000)	($2.76)
Outstanding at December 31, 2016	102,500	$3.20

During the years ended December 31, 2016 and 2015, respectively, the Company expensed no stock option compensation. There remained no deferred stock option compensation at December 31, 2016 and 2015.

Restricted Stock Awards

During the years ended December 31, 2016 and 2015, respectively, 0 and 250,000 restricted stock awards were granted, valued at $0 and $57,250; and 572,921 and 2,433,331 restricted stock awards vested, for which $104,072 and $595,482 in deferred stock compensation was expensed. As of December 31, 2016 and 2015, respectively, there remained 0 and 572,921 shares to be vested, and $0 and $104,072 in deferred stock compensation to be expensed.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2014	2,756,252	$642,304
Granted	250,000	57,250
Vested	(2,433,331)	(595,482)
Forfeited/Canceled	--	--
Outstanding at December 31, 2015	572,921	104,072
Granted	--	--
Vested	(572,921)	(104,072)
Forfeited/Canceled	--	--
Outstanding at December 31, 2016	--	$--

NOTE 13. INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2016 and 2015, was as follows:

	December 31, 2016	December 31, 2015

Loss and comprehensive loss before taxes	$(5,244,775)	$(572,662)
Comprehensive income (loss)	1,084,518	(1,192,316)
Loss before taxes	(4,160,257)	(1,764,978)
Statutory rate (Fed & State(s))	43%	43%

Computed expected tax payable (recovery)	(1,657,300)	(703,100)

Tax effect of non-deductible expenses:
Impairment loss	1,330,500	--
Discount amortization	40,100	37,300
Other	200	1,100
Total tax effect of non-deductible expenses	1,370,800	38,400

Change in valuation allowance	286,500	664,700

Income tax expense	$--	$--

Reported income taxes:
Federal	$--	$--
State	--	--
Total	$--	$--

The significant components of deferred income tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Net operating loss carried forward	$4,558,400	$4,490,500
Officers’ accrued compensation	822,400	627,400
Accrued related party interest	71,600	48,000
Valuation allowance	(5,452,400)	(5,165,900)
Net deferred income tax asset	$--	$--

During the year ended December 31, 2016, the Company realized extinguishment of debt principal in the amount of $178,786. Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the Company.  However, any available tax attributes must be released up and to the amount of the extinguishment.  Therefore, net operating loss carryforwards were released for the amount of income excluded from taxable income.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The remaining net operating losses available to use toward future taxable income are as follows:

Tax Year	Net Operating Loss	Expires
2009	$1,044,200	2029
2010	2,542,800	2030
2011	2,403,700	2031
2012	746,200	2032
2013	767,900	2033
2014	2,096,500	2034
2015	1,543,900	2035
2016	349,300	2036
Total	$11,494,500

As of December 31, 2016, the Company had approximately $11,494,500 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 14. CORRECTION OF ERROR

During 2023, the Company discovered that the Convertible Promissory Note dated December 31, 2011, as modified through December 31, 2014, issued to Mr. William B. Nesbitt (Note 9) was overstated.  The overstatement was the result of an error made in the accrual of compensation in connection with Mr. Nesbitt’s underlying Employment Agreement.  The error resulted in overstatements of general and administrative expense for the years ended December 31, 2012 through 2014, and interest expense for the years ended December 31, 2012 through 2015.  The errors have been corrected by restating each of the affected financial statement line items for the year ended December 31, 2015, and recognizing a gain on extinguished debt for the cumulative effect on the consolidated statements of operations. The following tables summarize the impacts on the Company’s consolidated financial statements:

	As previously reported December 31, 2015	Adjustments		As restated December 31, 2015
CONSOLIDATED BALANCE SHEETS
Assets
Current assets	$15,871	$--		$15,871
Non-current assets	4,554,785	--		4,554,785
Total assets	$4,570,656	$--		$4,570,656

Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,272,819	$(32,349)	[1]	$1,240,470
Notes payable-short term convertible-related party	787,837	(287,607)	[2]	500,230
Other current liabilities	1,345,987	--		1,345,987
Total current liabilities	3,406,643	(319,956)		3,086,687
Long-term liabilities	2,753,530	--		2,753,530
Total liabilities	6,160,173	(319,956)		5,840,217

Stockholders' deficit
Accumulated deficit	(13,780,583)	319,956	[3][4]	(13,460,627)
Other equity	12,191,066	--		12,191,066
Total stockholders' deficit	(1,589,517)	319,956		(1,269,561)
Total liabilities and stockholders' deficit	$4,570,656	$--		$4,570,656

CONSOLIDATED STATEMENTS OF OPERATIONS

Operating loss	$(1,850,012)	$--		$(1,850,012)
Other income (expenses)
Gain on extinguished debt	--	305,576	[3]	305,576
Interest expense	(141,500)	14,380	[4]	(127,120)
Other income (expenses)	(93,341)	--		(93,341)
Total other income (expenses)	(234,841)	319,956		85,115
Net loss	(2,084,853)	319,956		(1,764,897)
Net comprehensive loss	1,192,235	--		1,192,235
Net loss and comprehensive loss	$(892,618)	$319,956		$(572,662)
Net loss per share - basic and diluted	$(0.03)	$--		$(0.03)

[1]	Cumulative correction to accrued interest
[2]	Cumulative correction to principal portion of promissory note
[3]	Cumulative correction to principal portion of promissory note [2] and changes to interest expense through 2014 of $17,968
[4]	Correction for changes to 2015 interest expense

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2016, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period January 1, 2017, to December 31, 2022, the Company increased its loans from related parties by $1,523,628, from a total of $4,481,240 at December 31, 2016, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,507,871, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $4,803,521 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $909,590, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to Common Stock, and (ix) payments to related parties in the amount of $499,975; (b) an increase in accrued compensation of $121,888 as a result of (i) $5,043,881 in accrued compensation, of which $4,803,521 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $106,131.  All outstanding related party promissory notes bear interest at the rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

On December 31, 2018, in connection with the Company’s inability to successfully commercialize the intellectual property acquired from PearTrack Systems Group in 2013 (collectively, the “PearTrack IP”), all rights, title and interest in the PearTrack IP reverted to the former licensees and, pursuant to the terms of the Security Agreement, the related Senior Secured Promissory Note (the “Note”) issued to the former licensees (the “Note Holders”) is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On August 29, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Michael Gabriele. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 6,667,000 shares of the Company’s restricted Common Stock, valued at $66,670, for $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to seven percent (7%) of any issuance of Common Stock through May 15, 2019, originating from any financial instrument issued by the Company or its subsidiaries, in exchange for certain restrictions placed upon Mr. Gabriele’s business activities.

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

On October 6, 2019, pursuant to a resolution of the board of directors, the Company issued an aggregate of 6,000,000 shares of its restricted Common Stock, valued at $60,000, to its officers and directors, at $0.001 per share, for cash in the amount of $6,000.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On October 10, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Clive Oosthuizen. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 4,000,000 shares of the Company’s restricted Common Stock, valued at $360,000, for $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to four and one-half percent (4.5%) of any issuance of Common Stock originating from any financial instrument issued by the Company or its subsidiaries during the term, in exchange for certain restrictions placed upon Mr. Oosthuizen’s business activities.

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

On April 12, 2021, Mr. David Rocke resigned as a Board member, and consultant.  His resignation was preceded by the Company’s inquiry into Mr. Rocke’s performance in connection with his Consulting Agreement dated May 1, 2019.  The vacant Board member seat resulting from Mr. Rocke’s resignation will remain open until a new member is elected at the next annual meeting of the shareholders, or is duly appointed by the Board.

On April 12, 2021, Mr. Michael Gabriele resigned as President of Enigma-Bulwark Risk Management, Inc. and its subsidiaries.  His resignation did not involve any disagreement with the Company.

*       *       *       *       *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 16, 2015, the Board of the Company engaged Dave Banerjee, CPA (“Banerjee”) as its independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2015.

(a)Dismissal of Independent Certifying Accountant

The Company’s former independent registered public accountant, Dave Banerjee, CPAs (“Banerjee”) retired in August 2020.  The Company engaged Banerjee in November 2015 to perform the audit of the Company’s financial statements for the year ended December 31, 2015.  Banerjee has not performed any services for the Company since May 17, 2016, the date on which Banerjee’s audit of the Company’s financial statements for the year ended December 31, 2015, was completed and Banerjee’s audit report was issued.

The report of Banerjee regarding the Company’s financial statements for the fiscal year ended December 31, 2015, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Banerjee on the Company’s financial statements for fiscal year ended December 31, 2015, contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2015, and during the period from January 2016 to August 2020, the date of Banerjee’s retirement, (i) there were no disagreements with Banerjee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Banerjee would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Banerjee with a copy of the foregoing disclosures and requested that Banerjee furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. As of the date of the filing of this Annual Report, the Company has not received the aforementioned letter.

(b)Engagement of Independent Certifying Accountant

Effective August 3, 2021, the Company engaged Assurance Dimensions Certified Public Accountants & Associates (“Assurance”) as its independent registered public accounting firm, and to audit the Company’s financial statements for each respective year ended December 31, 2016 to 2022, pursuant to the approval of the  Company’s Board of Directors.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of Assurance, the Company (a) has not engaged Assurance as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Assurance regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Assurance concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2016, the end of the Company’s fiscal year covered by this report, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2016, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2016, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2016:

Name	Position Held with the Company	Age [1]	Date First Elected or Appointed
E. William Withrow Jr.	President and Chief Executive Officer Director Chairman of the Board	79	October 17, 2014 July 2, 2009 November 5, 2015
Calli R. Bucci	Chief Financial Officer Secretary	52	August 16, 2011 November 1, 2011
John L. Ogden	Director	63	March 3, 2008
William B. Nesbitt	Director	77	November 6, 2011
Dr. Martin A. Blake	Director	60	August 12, 2010
John D. Macey	Director	54	October 17, 2014
Philip J. Woolas	Director	57	February 20, 2015
David M. Engert	Director	64	June 23, 2016
[1] As of December 31, 2016.

The following table represents the directors and executive officers of the Company as of the date of filing of this Annual Report:

Name	Position Held with the Company	Age [2]	Date First Elected or Appointed
Clive Oosthuizen	President and Chief Executive Officer Director	47	April 6, 2021 October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	58	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	32	October 8, 2019
William B. Nesbitt	Director	82	November 6, 2011
Dr. Martin A. Blake	Director	65	August 12, 2010
Philip J. Woolas	Director	62	February 20, 2015
[2] As of the date of filing of this Annual Report.

Term of Office

The board of directors (the “Board”) elects officers and their terms of office are at the discretion of the Board.  Each officer serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board.  Each director shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified, or his/her resignation.

Recent Changes in Directors and Executive Officers

On February 20, 2015, Mr. Philip J. Woolas was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed or his resignation.

On October 22, 2015, the Company accepted the resignation of Mr. Paul B. Burke as a Board member.  This resignation did not involve any disagreement with the Company.

On November 5, 2015, Mr. Edward W. Withrow III resigned as Chairman and Board member.  This resignation did not involve any disagreement with the Company.  Mr. E. William Withrow Jr., President and Chief Executive Officer and a Board member, succeeded him to serve as Interim Executive Chairman until the next annual meeting of the shareholders and/or until his successor is duly appointed or his resignation.

On November 5, 2015, the Company accepted the resignation of Mr. Arran de Moubray as a Board member.  This resignation did not involve any disagreement with the Company.

On June 23, 2016, Mr. David M. Engert was appointed as a Board member, to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed or his resignation.

Effective January 20, 2017, Mr. David M. Engert resigned as a Board member.  This resignation did not involve any disagreement with the Company.

On September 19, 2018, Mr. E. William Withrow Jr. resigned as President and Chief Executive Officer.  This resignation did not involve any disagreement with the Company.  Mr. Kyle W. Withrow, succeeded him to serve as President and Chief Executive Officer until the next annual meeting of the shareholders and/or until he, or his successor is duly appointed or his resignation.

On October 4, 2019, Mr. Clive Oosthuizen, Mr. David M. Rocke and Ms. Calli R. Bucci were appointed to the Board, to serve until the next annual meeting of the shareholders or his/her resignation. Mr. John D. Macy was not re-elected to the board of directors.

On October 8, 2019, Ms. Calli R. Bucci resigned as Corporate Secretary.  This resignation did not involve any disagreement with the Company.  Ms. Yinuo “Rachel” Jiang succeeded her to serve as Corporate Secretary until the next annual meeting of the shareholders and/or until she, or her successor is duly appointed or her resignation.

On January 12, 2021, Mr. John L. Ogden resigned as a Board member.  This resignation did not involve any disagreement with the Company.  Mr. Kyle W. Withrow, the Company’s President and Chief Executive Officer, succeeded him as a director until the next annual meeting of the shareholders, or his successor is duly appointed or his resignation.

On April 6, 2021, Mr. E. William Withrow Jr. resigned as Executive Chairman of the Board.  His resignation did not involve any disagreement with the Company. Mr. Clive Oosthuizen, a Board member, and the President of the Company’s subsidiary, Enigma-Bulwark Risk Management, Inc., succeeded him.

On April 6, 2021, Mr. Kyle W. Withrow resigned as the Company President and Chief Executive Officer, and as a Board member.  His resignation did not involve any disagreement with the Company. Mr. Clive Oosthuizen succeeded him as President and Chief Executive Officer until the next annual meeting of the shareholders and/or until he, or his successor, is duly appointed or his resignation.

On April 12, 2021, Mr. David M. Rocke resigned as a Board member, and consultant.  His resignation was preceded by the Company’s inquiry into Mr. Rocke’s performance in connection with his Consulting Agreement dated May 1, 2019.

On April 12, 2021, Mr. Michael Gabriele resigned as President of Enigma-Bulwark Risk Management, Inc., and its subsidiaries.  His resignation did not involve any disagreement with the Company.

There are currently nine (9) total seats on the Company’s Board, of which four (4) are vacant and shall remain open until new members are elected at the next annual meeting of the shareholders, or they are duly appointed by the Board.

Background and Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Clive Oosthuizen, President & CEO, Director

Mr. Oosthuizen is a principal and founder and CEO of Triskelion Risk Solutions, Inc., a Cape Town, South African based security firm serving the African market since 2015 serving international clients Vodacom Group, South Africa, a mobile operator majority owned by British telecom firm Vodafone, PLC, with principal responsibilities for the Corporate Security function for all of Vodacom’s African markets. He has provided clients in the African market ranging from gold and diamond mines to serving Siemens Nigeria as its Country Security Manager. His broad experience in security ranges from the analysis of risk and development of planning and drafting risk protocols to the implementation of risk management strategies, including the deployment of security technologies and physical security forces. Between 2003-to-2015, he held management positions in Janusian Risk Management, G4S Security Services, Sanitech and Enviroserv in South Africa, Nigeria and Liberia.

Prior to his forming Triskelion Risk Solutions Mr. Oosthuizen served, with distinction, for 11 years in the South African National Defense Force, retiring as a Captain. He was a member of the Special Forces Regimen, South Africa’s principal special operations unit and counter-insurgency elite, specializing in long-range combat reconnaissance as well as unconventional airborne operations. Only about 8% of recruits who undergo South African Special Forces training pass the course. He was recruited to the Intelligence corps and became a member of the Overt Collection Team.  He was promoted to Lieutenant and put in charge of the Counterintelligence Officer at 5 SFR. He then joined the Covert Collection team at 5SFR and was the liaison officer between American, British and Russian Special Forces on training missions.  He left the Special forces after 8 years when he was offered the role of establishing an Intelligence office at 4 SAI Battalion in Middleburg. He completed his military service at the Defense Intelligence Headquarters in Pretoria, where he managed a 16-member team that collected and analyzed information and made assessments and predictions and did presentations to the General Staff of the South African National Defense Force on the possible threats facing the country.

Mr. Oosthuizen left the military with a Secret Security Level Clearance, Intelligence Battle Handling, Overt and Covert Intelligence Gathering I, II, III, Sub –Unit Commanders Course, Integration training for Non-Statuary Forces, Free fall Parachuting, Survival, Small Team Tactics, Defensive and Offensive driving tactics, Advanced Covert Collection (SASS).  He received his MBA from Management College of South Africa.

The Company believes Mr. Oosthuizen is qualified to serve as a member of the Company’s Board because of his extensive experience in the risk management and security, including military covert and intelligence operations, as well as a diverse background in a multitude of different capacities in throughout Africa and South America.

Calli R. Bucci, Chief Financial Officer, Director

Ms. Bucci has over thirty years of experience in the field of finance and business management.  She joined Enigma in 2010 as its controller, and has served as its Chief Financial Officer since August 2011.  Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007 to January 2010, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

In addition to her public accounting background, Ms. Bucci held the position of Manager/Senior Accountant at Gelfand, Rennert & Feldman, a division of PriceWaterhouseCoopers, from April 1993 to August 1999, where she was responsible for all financial transactions for high net-worth clientele, was liaison for annual audits, general ledger reviews and annual tax preparation.

Ms. Bucci held the position of Director of Accounting and Contract Administration at Intercontinental Releasing Corporation (IRC), a Los Angeles based Motion Picture Distribution Company, from April 1989 to April 1993.  Ms. Bucci was responsible for all functions within the company’s accounting department, from financial statements and forecasting, to annual audits and corporate taxes. During her tenure with IRC, Ms. Bucci also designed and implemented a custom computerized availabilities system for the film rights of over 35 film properties distributed to foreign territories throughout the world. She was also responsible for the administration and facilitation of all client contracts, dealing heavily in foreign currencies and international import regulations.

Ms. Bucci concurrently holds the position of Chief Financial Officer of Data Health Partners, Inc., a Delaware corporation, and Parallax Health Sciences, Inc., a Nevada corporation.

Ms. Bucci attended Santa Monica College and the University of California at Berkley, majoring in Accounting.

The Company believes Ms. Bucci is qualified to be the Company’s Chief Financial Officer and director because of her knowledge of and extensive experience in a multitude of different capacities in corporate finance, business affairs, and public markets.

Yinuo Jiang, Secretary

Ms. Jiang joined the Company in 2013 as a financial analyst, and has served as the Corporate Secretary since October 2019. Dynamic and results-oriented, Ms. Jiang has developed extensive skills and experience in financial modeling, data analysis and business strategy. Before joining the company, Ms. Jiang was part of Citibank’s Young Talent Program from June to August in 2011.

Ms. Jiang graduated from the Capital University of Economics and Business, China, in 2012, with a Bachelor of Business Administration, in 2013 received a Master’s in Applied Finance from Pepperdine University, and in 2019 received a Master’s in Analytics from Georgia Institute of Technology.

The Company believes Ms. Jiang is qualified to be the Company’s Secretary, because of her knowledge and experience in corporate finance and international business affairs.

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

Mr. Nesbitt resigned his position as President and Chief Executive Officer of PearTrack Security Systems, Inc., on October 17, 2014, but remained as President and Chief Executive Officer of the Company’s subsidiaries, Ecologic Car Rentals, Inc. and Ecologic Products, Inc.

The Company believes Mr. Nesbitt is qualified to be a director because of his extensive experience in corporate expansion and controls, corporate finance, and business affairs.

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

The Company believes Dr. Blake is qualified to be a director because of his extensive experience in corporate development and management.

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

The Company believes Mr. Woolas is qualified to be a director because of his extensive experience in international business affairs and management.

Former Officers and Directors

Kyle Withrow, Former President & CEO, Director (2018-2021)

Mr. Withrow has over 20 years’ experience in business development, marketing and management. With a strong affinity towards entrepreneurial endeavors, Mr. Withrow has been an investor and founding member of five start-up businesses in various industries, including environmental transportation and sustainable auto supply products, VOIP telecommunications, digital marketing, and global security tracking and monitoring technology, as well as top-shelf distilled spirit brands and medical diagnostics.  He has worked closely with senior management on regulatory and compliance matters, and the development of small cap public companies. As a senior member of a security technology company, he was instrumental in developing its marketing plan and worked with the development team to introduce new products into the pipeline.  Mr. Withrow was a founding investor for a company dedicated to environmentally friendly transportation products, and from 2008 to 2013, developed and implemented the business plan, leaving the company as its president.  From 2005 to 2007, Mr. Withrow held the position of VP of Marketing for a healthcare company focused on diagnostics.

Mr. Withrow studied at San Diego State University focusing on psychology and business.  As an avid traveler, he has traveled throughout more than 50 countries and 5 Continents, learning as much as possible concerning different people and their cultures.

E. William Withrow Jr., Former President & CEO, Chairman of the Board, Director (2009-2021)

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

Edward W. Withrow III, Former Executive Chairman (2009-2015)

Mr. Withrow III has over 30 years of experience as a financier. He is responsible for leading the creative team and implementing the Company’s business plan, raising capital and forming strategic alliances with industry partners.

From 2002 to 2005, Mr. Withrow III served as the CEO for Addison-Davis Diagnostics, Inc. a leading-edge point-of-care diagnostic company offering point-of-care screening tests to the global health care market.  As CEO, Mr. Withrow III was responsible for corporate governance, strategic planning, capitalization, and business development.  From 2002 to 2004, Mr. Withrow III served as the CEO for Reward Enterprises, Inc., a diversified financial services company specializing in subprime consumer lending. As CEO, Mr. Withrow III was responsible for developing and implementing the overall business plan of the company. He is the author of several patents in the life sciences space, and has co-authored a patent-pending non-hormonal treatment for women in menopause and post cancer treatments.

Mr. Withrow III graduated from Alameda High School in Alameda California in 1982 and attended Santa Barbara City College from 1982 to 1985 where he majored in Business.

John L. Ogden, Former Director (2008-2021)

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

John D. Macey, Former Director (2014-2019)

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

David M. Engert, Former Director (2016-2017)

Mr. Engert has served as the President and Chief Executive Officer of NightHawk Radiology Holdings, Inc. since November 2008 and as a member of its Board since April 30, 2008. Mr. Engert also sits on the board of directors of Healthation, Inc., a healthcare information technology company. Mr. Engert was the founder and owner of ES3, a strategic consulting and investment company since 2007. From 2002 to 2006, Mr. Engert served as the president, chief executive officer and director of Quality Care Solutions, Inc., one of the nation’s leading providers of advanced healthcare payer enterprise application solutions, which was acquired by Trizetto, Inc. in January 2007. Prior to 2002, Mr. Engert held a number of senior level management positions in the healthcare industry over the previous 10 years, including senior vice president & general manager at McKesson Corporation’s Managed Care Division.

David M. Rocke, Former Director (2019-2021)

Mr. Rocke is a retired insurance executive, investor and entrepreneur with a strong background in accounting, insurance and reinsurance, as well as mergers and acquisitions.  Between 1996 to 2017, Mr. Rocke was engaged by Enstar Group Limited (“Enstar”), a premier acquirer and operator of insurance and reinsurance businesses.  Beginning in 2006, while at Enstar, he worked almost exclusively in mergers and acquisitions, and was responsible for the whole of Enstar’s acquisition process. His duties included managing deal due diligence, including the oversight of internal and external claims analysts, financial modeling, actuarial work, supervising internal and external counsel, and liaising with funding sources and regulatory bodies to ensure timely deal completion. During Mr. Rocke’s tenure, Enstar grew from a dozen employees to approximately 1,300 employees, with annual revenues and total assets growing to $343.8 million and $13.6 billion, respectively.  Prior to his retirement in 2017, he held the title of Executive Vice President of Mergers and Acquisition at Enstar.  From 1993 to 1996 Mr. Rocke worked Deloitte & Touche in Bermuda, where he began as an Audit Senior and rose to Insolvency Manager, covering investment funds and reinsurance companies.  From 1990 to 1993, he trained as a Chartered Accountant at Touche Ross in the United Kingdom.

Mr. Rocke received his MA in Mathematics at Merton College, Oxford in the United Kingdom.

Michael Gabriele, Former President, Enigma-Bulwark Risk Management, Inc. (2019-2021)

Mr. Gabriele served as the President of the Company’s wholly owned subsidiary, Enigma-Bulwark Risk Management, Inc., since its inception in August 2019, as well as EBRM’s subsidiary, Enigma-Bulwark Security, Inc.  His professional experience includes business development and operations management, as well as an acute background in insurance and risk management.  Mr. Gabriele is currently a Director of Business Development and Analytics at Pro Health Care MGA, and is responsible for business development for specialty MGA policies.  From 2010 to 2017, Mr. Gabriele held the position of Reinsurance Executive for ProSight Specialty Insurance Company.  From 2004 to 2010, he held the position of Executive Vice President and Chief Operating Officer, responsible for all business operations overseeing a staff of 85 employees.  Mr. Gabriele’s career began in 1991, amassing a wealth of skills and experience that has strengthened over 30 years.

Mr. Gabriele attended the City University of New York, receiving his AAS degree in Accounting.  He has also received his paralegal certification and is an ARIAS US Certified Arbitrator.

Identification of Significant Consultants

Mr. Edward W. Withrow III, a beneficial shareholder and the Company’s former executive chairman (2009-2015), has been retained by the Company to provide business advisory and strategic planning services.  On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, through which Mr. Withrow III’s services are being provided.  The consulting agreement provides a base compensation of $240,000 per year for a period of four (4) years, and was renewed for an additional year, expiring October 31, 2018. On November 1, 2018, the Company entered into a new Consulting Agreement with Huntington Chase LLC for the services of Mr. Withrow III. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $240,000 per year.

Family Relationships

Mr. E. William Withrow, Jr., former President, CEO and Board member (2009-2021) is the father of Mr. Edward W. Withrow III, a beneficial shareholder and former executive chairman (2009-2015), and Mr. Kyle W. Withrow, former President, CEO and Board member (2018-2021).  See “Identification of Directors and Executive Officers,” above, for each party’s term.

There are no family relationships among its directors or executive officers as of the date of filing of this Annual Report.

Involvement in Certain Legal Proceedings

On May 14, 2018, RoxSan Pharmacy, Inc. (“RoxSan”) a wholly-owned subsidiary of Parallax Health Sciences, Inc., (“Parallax”) filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding by RoxSan was fully discharged, and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

Ms. Calli R. Bucci, the Company’s Chief Financial Officer and Board member, is Chief Financial Officer of Parallax Health Sciences, Inc., and a member of its board. Mr. E. William Withrow Jr., former Board member (2009-2021), and Mr. David M. Engert, former Board member (2016-2017), were also Board members of Parallax during this period.  Mr. John L. Ogden, a former Board member (2008-2021), is currently a Board member of Parallax. Mr. Edward W. Withrow III, a beneficial shareholder and former executive chairman, is also a beneficial shareholder of Parallax, and its former executive chairman.

On December 18, 2018, the Company’s founder and former executive chairman (2009-2015), Mr. Edward W. Withrow III (“Withrow III”), pled guilty to one count of making false statements during a deposition with a Federal Prosecutor while he was the Chairman of the Company.  Withrow III was sentenced to six (6) months house arrest, five-year supervised probation, and a $10,000 fine. After 18 months, Mr. Withrow’s probation was terminated.  Subsequently, on March 12, 2019, Withrow III entered into a non-admission/non-denial agreement with the Securities and Exchange Commission, and was barred from investing in a “Penny Stock” offering of a public company, and from acting as an officer or director of a public company for five years. In the written Order, Hon. Judge Saris of the United States Court District of Massachusetts, stated that “Withrow is not a repeat offender and is remorseful. He was a legitimate businessman prior to his involvement in the at-issue scheme, and there is little likelihood of recidivism.” The Company’s Board and executives concur with Judge Saris.

The Company knows of no other directors, executive officers or control persons involved in any of the following events during the past five years:

1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

At December 31, 2016, the Company’s audit committee consisted of  Mr. John L. Ogden, chairperson, and Mr. E. William Withrow Jr. During the calendar year 2016, the business of the audit committee was conducted though teleconferences.  Formal communications to the Board were made during meetings held by the Board and in writing via email.

As of the date of filing of this Annual Report, the Company does not have an audit committee. The Board as a whole addresses any audit related matters.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company under Rule 16a-3€ during the year ended December 31, 2016, Forms 5, and any amendments thereto, furnished to the Company with respect to the year ended December 31, 2016, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2016, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2016 and 2015.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus		Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)		($)	($)	($)	($)	($)		($)
E. William Withrow Jr.	2016	175,000	[1]	None		None	None	None	None	30,286	[5]	205,286
President, CEO, Director	2015	175,000	[1]	None		None	None	None	None	None		175,000
Calli R. Bucci	2016	120,000	[2]	None		None	None	None	None	None		120,000
Chief Financial Officer, Secretary	2015	120,000	[2]	None		None	None	None	None	None		120,000
John D Macey	2016	181,500	[3]	None		None	None	None	None	30,464	[5]	211,964
Chief Technical Officer, Director	2015	198,000	[3]	10,000	[3]	None	None	None	None	None		208,000
Edward W. Withrow III	2016	240,000	[4]	None		None	None	None	None	None		240,000
Key Consultant, Former Executive Chairman (2009-2015)	2015	240,000	[4]	None		None	None	None	None	None		240,000

[1]

Pursuant to employment agreement dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2016, $539,580 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[2]	Pursuant to consulting agreement with MJ Management Services, Inc. dated December 1, 2014. All compensation earned under this agreement is deferred until the Company reaches certain funding goals.

[3]

Pursuant to employment agreement dated December 1, 2014. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2016, $426,464 has been converted into a convertible promissory, accrues interest at 4% per annum, and is convertible into the Company’s Common Stock at $0.25 per share.

[4]

Pursuant to consulting agreement with Huntington Chase Financial Group dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2016, $683,000 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[5]	Accrued vacation.

The table below summarizes the compensation paid by the Company subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report:

SUMMARY COMPENSATION TABLE
		Salary		Bonus		Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)		($)		($)		($)	($)	($)		($)
Clive Oosthuizen	2022	160,000	[1]	None		None		None		None	None	3,463	[10]	163,463
President, CEO, Director (2019 – Present)	2021	220,000	[1]	None		None		None		None	None	8,653	[10]	228,653
	2020	190,000	[1]	None		None		None		None	None	8,652	[10]	198,652
	2019	60,000	[1]	25,000	[1]	360,000	[1]	625	[1]	None	None	3,462	[10]	449,087
Calli R. Bucci	2022	150,000	[2]	None		None		None		None	None	None		150,000
Chief Financial Officer, Director (2011 – Present)	2021	150,000	[2]	None		None		None		None	None	None		150,000
	2020	150,000	[2]	None		None		None		None	None	None		150,000
	2019	150,000	[2]	None		10,000	[2]	None		None	None	None		160,000
	2018	125,000	[2]	None		None		None	[2]	None	None	6,924	[10]	131,924
	2017	120,000	[2]	None		None		None		None	None	27.696	[10]	147,696
Yinuo Jiang	2022	100,000	[3]	None		None		None		None	None	None		100,000
Secretary (2019 – Present)	2021	100,000	[3]	None		None		None		None	None	None		100,000
	2020	100,000	[3]	None		None		None		None	None	None		100,000
	2019	55,000	[3]	None		10,000	[3]	None		None	None	None		65,000
Kyle Withrow	2021	39,966	[4]	None		None		None		None	None	2,885	[10]	42,851
Former President, CEO, Director (2018 – 2021)	2020	150,000	[4]	None		None		None		None	None	11,540	[10]	161,540
	2019	150,000	[4]	None		15,000	[4]	None		None	None	11,540	[10]	176,540
	2018	36,500	[4]	None		10,000	[4]	None		None	None	2,885	[10]	49,385
E. William Withrow Jr.	2019	None		None		10,000	[5]	None		None	None	None		10,000
Former President, CEO (2009 – 2018)	2018	125,837	[5]	None		None		None		None	None	10,094	[10]	135,931
	2017	175,000	[5]	None		None		None		None	None	13,460	[10]	188,460
Edward W. Withrow III	2022	240,000	[6]	None		None		None		None	None	None		240,000
Key Consultant (2016 – Present)	2021	240,000	[6]	None		None		None		None	None	None		240,000
Former Executive Chairman (2009 – 2015)	2020	240,000	[6]	None		None		None		None	None	None		240,000
	2019	240,000	[6]	None		None		None		None	None	None		240,000
	2018	240,000	[6]	None		None		None		None	None	None		240,000
	2017	240,000	[6]	None		None		None		None	None	None		240,000
David Rocke	2021	None		None		None		None		None	None	17,336	[9]	17,336
Former Consultant, Director (2019 – 2021)	2020	50,000	[7]	None		None		None		None	None	39,527	[9] [10]	89,527
	2019	100,000	[7]	None		67,720	[7]	39,875	[7]	None	None	20,187	[9] [10]	227,782
Michael Gabriele	2021	49,503	[8]	None		None		None		None	None	17,336	[9]	66,839
Former subsidiary President (2019 – 2021)	2020	175,000	[8]	None		None		None		None	None	40,487	[9] [10]	215,487
	2019	116,666	[8]	None		67,720	[8]	15,950	[8]	None	None	20,667	[9] [10]	221,003

[1]

Pursuant to consulting agreement dated September 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 1,250,000 options granted, which are exercisable at a price of $0.05 per share, vest quarterly over a period of 36 months, and were valued at $625 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.  Executive also granted stock award in 2019 of 4,000,000 shares, with an aggregate grant date fair value of $360,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $554,230 in accrued compensation has been converted into a convertible promissory note, net of conversions, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $100,000 in principal and $16,442 in accrued interest was converted into 2,328,833 shares of the Company’s restricted Common Stock.

[2]

Pursuant to consulting agreement with MJ Management Services, Inc. dated December 1, 2014, and subsequent agreement dated November 1, 2018. All compensation earned under these agreements is deferred until the Company reaches certain funding goals. The November 2018 consulting agreement includes 500,000 options granted, which are exercisable at a price of $0.10 per share, vest quarterly over a period of 24 months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.  Executive also granted stock award in 2019 of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $945,170 in accrued compensation has been converted into a convertible promissory note, net of conversions, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $150,000 in principal and $67,340 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock.

[3]

Pursuant to consulting agreement dated October 8, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement also includes stock award of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $342,193 in accrued compensation has been converted into a convertible promissory note, net of conversions, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $82,802 in principal and $17,198 in accrued interest was converted into 2,000,000 shares of the Company’s restricted Common Stock.

[4]

Pursuant to employment agreement dated October 1, 2018. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Employment agreement also includes stock award of 1,000,000 shares, with an aggregate grant date fair value of $10,000, 100% of which vested immediately, at a cost of $0.001 per share. Executive also granted stock award in 2019 of 1,500,000 shares, with an aggregate grant date fair value of $15,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $403,816 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[5]

Pursuant to employment agreement dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Executive resigned as President and CEO on September 19, 2018, but remained as Director until April 6, 2021. Executive also granted stock award in 2019 of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $893,256 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $224,795 in accrued interest was converted into 4,495,909 shares of the Company’s restricted Common Stock.

[6]

Pursuant to consulting agreement with Huntington Chase Financial Group dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2022, $1,123,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock.

[7]

Pursuant to consulting agreement dated May 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 6,875,093 options granted, with an exercise price of $0.005 per share, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, and were valued at $39,875 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.  Executive also granted stock award in connection with Non-Compete, Non-Dilution and Registration Rights Agreement dated August 29, 2019, of 6,772,000 shares, with an aggregate grant date fair value of $67,720, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $100,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at the average trading price for the twenty (20) days immediately preceding the conversion.

[8]

Pursuant to consulting agreement dated May 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 2,750,040 options granted, with an exercise price of $0.005 per share, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, and were valued at $15,950 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.  Executive also granted stock award in connection with Non-Compete, Non-Dilution and Registration Rights Agreement dated August 29, 2019, of 6,772,000 shares, with an aggregate grant date fair value of $67,720, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $324,629 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at the average trading price for the twenty (20) days immediately preceding the conversion.

[9]	Includes profit participation of $17,336, $33,757 and $17,302 for 2021, 2020, and 2019, respectively.

[10]	Accrued vacation.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into an employment agreement with Mr. E. William Withrow Jr., for his services as President and Chief Executive Officer of the Company. The agreement is for an initial term of two (2) years, extending annually thereafter, and provides for compensation of $175,000 per year as well as customary employee benefits and a bonus plan contingent upon the Company’s performance.  In addition, the Agreement includes a grant to purchase 1,000,000 restricted shares of the Company’s Common Stock, valued at $250,000, at a price of $0.001 per share.  On September 19, 2018, Mr. Withrow Jr. resigned, and the agreement was terminated.

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, a related party, for the services of Mr. Edward W. Withrow III, former Executive Chairman (2009-2015). The consulting agreement provides for compensation in the amount of $20,000 per month for an initial term of four (4) years, and was renewed for an additional year, expiring October 31, 2018. On November 1, 2018, the Company entered into a new consulting agreement with Huntington Chase LLC for the services of Mr. Withrow III. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $240,000 per year.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Mr. John D. Macey, a Board member, for his services in the area of technology, sales and marketing. The consulting agreement, commencing January 1, 2014, provides for compensation in the amount of $60,000 per year for a period of two (2) years, until December 4, 2016.  On December 1, 2014, the consulting agreement was superseded by an employment agreement with Mr. Macey to serve as Chief Technology Officer.  The employment agreement replaces any other written agreement with the Company or its subsidiaries, provides for compensation in the amount of $198,000 per year for a period of two (2) years, as well as customary employee benefits and a bonus plan contingent upon the Company’s performance. The agreement expired November 30, 2016, and was not renewed.

On October 17, 2014, Mr. William B. Nesbitt resigned his position as President and Chief Executive Officer of the Company. As a result, the Employment Agreement dated November 1, 2011, was terminated. An employment agreement for Mr. Nesbitt’s position as President and Chief Executive Officer of the Company’s subsidiaries is in negotiations.

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services, Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement is for a period of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. On November 1, 2018, the Company entered into a new consulting agreement with MJ Management Services, Inc. for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

On October 1, 2018, the Company entered into an Employment Agreement with Mr. Kyle W. Withrow to serve as the Company’s President and Chief Executive Officer. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, as well as customary bonuses and employee benefits. In addition, the agreement includes a grant to purchase 1,000,000 shares of the Company’s restricted Common Stock, valued at $10,000, for $0.001 per share.  On April 6, 2021, Mr. Withrow resigned, and the agreement was terminated.

On May 1, 2019, the Company entered into Consulting Agreement with Mr. David Rocke. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 6,875,093 options to purchase shares of the Company’s Common Stock, valued at $39,875 using the Black-Scholes method,  at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met. The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%. On April 12, 2021, Mr. Rocke resigned, and the agreement was terminated.

On May 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into Consulting Agreement with Mr. Michael Gabriele, to serve as its President, and the President of its subsidiary, Enigma-Bulwark Security, Inc. The agreement is for an initial term of three (3) years, and provides a base compensation of $175,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 2,750,040 options to purchase shares of the Company’s Common Stock, valued at $15,950 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met. The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%. On April 12, 2021, Mr. Gabriele resigned, and the agreement was terminated.

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

On August 29, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Michael Gabriele, the President of the Company’s subsidiary, Enigma-Bulwark Security, Inc. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 6,667,000 shares of the Company’s restricted Common Stock, valued at $66,670, for $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to seven percent (7%) of any issuance of Common Stock through May 15, 2019, originating from any financial instrument issued by the Company or its subsidiaries, in exchange for certain restrictions placed upon Mr. Gabriele’s business activities.

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into Consulting Agreement with Mr. Clive Oosthuizen to serve as the Chief Executive Officer of Enigma-Bulwark Risk Management, Inc. The agreement is for an initial term of three (3) years, and provides a base compensation of $180,000 year one, $210,000 year two, and $240,000 year three, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a $25,000 signing bonus, and a grant of 1,250,000 options to purchase shares of the Company’s Common Stock, valued at $625 using the Black-Scholes method, at an exercise price of $0.05 per share.  The options are exercisable for a period of five (5) years, and vest periodically over a period of thirty-six (36) months. The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.

On October 1, 2019, the Company entered into a Consulting Agreement with Ms. Yinuo Jiang to serve as the Company’s Corporate Secretary effective October 8, 2019, among other duties. The agreement is for an initial term of three (3) years, and provides a base compensation of $100,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant to purchase 1,000,000 shares of the Company’s restricted Common Stock, valued at $10,000, at $0.001 per share.

On October 10, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Clive Oosthuizen. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 4,000,000 shares of the Company’s restricted Common Stock, valued at $360,000, at $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to four and one-half percent (4.5%) of any issuance of Common Stock originating from any financial instrument issued by the Company or its subsidiaries during the term, in exchange for certain restrictions placed upon Mr. Oosthuizen’s business activities.

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

Equity Compensation Plan

The Company maintains the 2009 Stock Option Plan (“the 2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company may grant incentive stock options only to employees non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board will administer the plan, and determine grants.

As of December 31, 2016, the Company has granted options to purchase a total of 724,755 shares of the Company’s restricted Common Stock, of which 492,255 have expired and 130,000 were forfeited/canceled.  There were 102,500 stock options outstanding at December 31, 2016.

On October 1, 2018, pursuant to a Board resolution, the 2018 Stock Incentive Plan (“the 2018 Plan”) was established, wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2018 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2018 Plan, the Company may grant incentive stock options to employees and non-qualified stock options and restricted stock awards to employees, officers, directors and consultants. Subject to the provisions of the 2018 Plan, the Board will administer the plan, and determine grants. As of the date of filing of this Annual Report, 18,544,000 restricted stock awards and 500,000 stock options were granted under the 2018 Plan, and 956,000 shares remain reserved.

On September 20, 2019, pursuant to a Board resolution, the 2019 Stock Incentive Plan (“the 2019 Plan”) was established, wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2019 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2019 Plan, the Company may grant incentive stock options to employees and non-qualified stock options and restricted stock awards to employees, officers, directors and consultants. Subject to the provisions of the 2019 Plan, the Board will administer the plan, and determine grants. As of the date of filing of this Annual Report, 7,000,000 restricted stock awards and 10,875,133 stock options were granted under the 2019 Plan, and 2,124,867 shares remain reserved.

On October 1, 2021, pursuant to a Board resolution, the 2021 Stock Incentive Plan (“the 2021 Plan”) was established, wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2021 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2021 Plan, the Company may grant incentive stock options to employees and non-qualified stock options and restricted stock awards to employees, officers, directors and consultants. Subject to the provisions of the 2021 Plan, the Board will administer the plan, and determine grants. As of the date of filing of this Annual Report, 2,500,000 restricted stock awards and 5,000,000 stock options were granted under the 2021 Plan, and 12,500,000 shares remain reserved.

Plan Name	Plan Reserve	RSAs Granted	Options Granted	Reserve Balance
2009 Stock Option Plan*	*	--	724,755	*
2018 Stock Incentive Plan	20,000,000	18,544,000	500,000	956,000
2019 Stock Incentive Plan	20,000,000	7,000,000	10,875,133	2,124,867
2021 Stock Incentive Plan	20,000,000	2,500,000	5,000,000	12,500,000
	60,000,000	28,044,000	17,099,888	15,580,867

* Plan expired 2019

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited/canceled, and 11,562,569 were outstanding.

Stock Options/SAR Grants

No options were granted to the Company’s directors and officers during the years ended December 31, 2016 and 2015.

The following options were granted subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

On November 1, 2018, in connection with her consulting agreement, Ms. Calli R. Bucci, the Company’s CFO, was granted options to purchase 500,000 shares of the Company’s restricted Common Stock at an exercise price of $0.10 per share. The shares, valued at $0 using the Black-Scholes method, vest quarterly over a period of two (2) years, and are exercisable for a period of five (5) years.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

On May 15, 2019, in connection with his consulting agreement, Mr. David Rocke, a former member of the Board (2019-2021), was granted options to purchase 6,875,093 shares of the Company’s restricted Common Stock at an exercise price of $0.005 per share. The shares, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, were valued at $39,875 using the Black-Scholes method, and are exercisable for a period of five (5) years.  The assumptions used in valuing the options were: expected term 4 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

On May 15, 2019, in connection with his consulting agreement, Mr. Michael Gabriele, former president (2019-2021) of the Company’s subsidiary, EBS, was granted options to purchase 2,750,040 shares of the Company’s restricted Common Stock at an exercise price of $0.005 per share. The shares, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, were valued at $15,950 using the Black-Scholes method, and are exercisable for a period of five (5) years.  The assumptions used in valuing the options were: expected term 4 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

On September 1, 2019, in connection with his consulting agreement, Mr. Clive Oosthuizen, the Company’s President and CEO, was granted options to purchase 1,250,000 shares of the Company’s restricted Common Stock at an exercise price of $0.05 per share. The shares, valued at $625 using the Black-Scholes method, vest periodically over a period of thirty-six (36) months, and are exercisable for a period of five (5) years.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.30%, risk free interest rate 1.84%, and dividend yield 0%.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal years ended December 31, 2016 or 2015, by any officer or director of the Company.

The following options were exercised subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

On September 20, 2019, the Company issued 2,864,620 shares of the Company’s restricted Common Stock to Mr. David Rocke, a former Board member (2019-2021), in connection with the exercise of stock options at an exercise price of $0.005, for cash in the amount of $14,323.

On September 20, 2019, the Company issued 1,145,850 shares of the Company’s restricted Common Stock to Mr. Michael Gabriele, former president (2019-2021) of the Company’s subsidiary, EBRM, in connection with the exercise of stock options at an exercise price of $0.005, for cash in the amount of $14,323.

On December 20, 2019, the Company issued 572,924 shares of the Company’s restricted Common Stock to Mr. David Rocke, a former Board member (2019-2021), in connection with the exercise of stock options at an exercise price of $0.005, for cash in the amount of $2,864.

On December 20, 2019, the Company issued 229,170 shares of the Company’s restricted Common Stock to Mr. Michael Gabriele, former president (2019-2021) of the Company’s subsidiary, EBRM, in connection with the exercise of stock options at an exercise price of $0.005, for cash in the amount of $1,146.

Outstanding Equity Awards at Fiscal Year End

The following table represents the outstanding equity awards as of December 31, 2016:

	Number of Options
Name	Granted	Non-Exercisable	Exercisable	Exercise Price	Expiration Date
Kyle Withrow	25,000	––	25,000	$3.20	04/19/2021
John Ogden	15,000	––	15,000	$3.20	04/19/2021
Edward W. Withrow Jr.	15,000	––	15,000	$3.20	04/19/2021
Shelley Meyers	15,000	––	15,000	$3.20	04/19/2021
Myles Lambert	10,000	––	10,000	$3.20	04/19/2021
Paul Christensen	10,000	––	10,000	$3.20	04/19/2021
Calli Bucci	5,000	––	5,000	$3.20	04/19/2021
Martin Blake	5,000	––	5,000	$3.20	04/19/2021
Rodolpho Madrigal	2,500	––	2,500	$3.20	04/19/2021
	102,500	––	102,500

During the year ended December 31, 2016, no stock option compensation was expensed. There remained no deferred stock option compensation at December 31, 2016.

The following table represents the outstanding equity awards as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

	Number of Options
Name	Granted	Non-Exercisable	Exercisable	Exercise Price	Expiration Date
Calli R. Bucci	500,000	––	500,000	$0.10	11/01/2023
David Rocke	3,437,549	3,437,549	––	$0.005	05/15/2024
Michael Gabriele	1,375,020	1,375,020	––	$0.005	05/15/2024
Clive Oosthuizen	1,250,000	––	1,250,000	$0.10	09/01/2024
Daniel Dromerhauser	5,000,000	4,000,000	1,000,000	$0.10	01/01/2027
	11,562,569	8,812,569	2,750,000

Compensation of Directors

As of December 31, 2016, the Company had no formal plan for compensating its directors for their service in their capacity as directors.  However, the Company’s directors and certain officers have received stock options to purchase common shares under the Company’s 2009 Stock Option Plan, and may receive additional stock options at the discretion of the Company’s Board or (as to future grants) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors.  The Company’s Board may award special remuneration to any director undertaking any special services on the Company’s behalf other than services ordinarily required of a director.  As of December 31, 2016, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

On September 23, 2019, the Company adopted a compensation and expense reimbursement plan for its independent directors (the “DC Plan”), to provide the directors with reasonable compensation for the performance of their duties as members of the Board and the amount of time spent on official business of the Company.  The compensation provided under the DC Plan is as follows:

1.Annual retainer of $24,000 for Board membership, inclusive of all board meeting attendance.

2.Annual retainer of $12,000 for Committee membership, inclusive of all Committee meeting attendance.

3.Annual retainer for service as the Audit and Compensation Committee Chairpersons of $5,000.

4.Annual retainer for service as the Chairperson of any committee established by the Board, other than the Audit or Compensation Committee, of $2,500.

5.Reimbursement for reasonable out-of-pocket expenses actually incurred in connection with participation and/or attendance of Board and Committee meetings.

The Company has not paid any other cash compensation or directors’ fees for services rendered as a director since the Company’s inception to the adoption of the DC Plan.

The following table represents the compensation owed to directors under the DC Plan as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Name	Board Member	Committee Member	Committee Chair	Total
E. William Withrow Jr.	$36,000	$18,000	$––	$54,000
John L. Ogden	30,000	15,000	5,250	50,250
William B. Nesbitt	78,000	––	––	78,000
Philip Woolas	77,500	––	––	77,500
Martin Blake	77,500	––	––	77,500
Total	$299,000	$33,000	$5,250	$337,250

Pension, Retirement or Similar Benefit Plans

As of December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control.  There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.  The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except stock options that may be granted at the discretion of the Board or a committee thereof.

The Company’s directors and certain officers have received stock options and stock awards under the Company’s various stock incentive plans and may receive additional grants at the discretion of the Company’s Board in the future.

Compensation Committee

The Company currently does not have a compensation committee.  The Board as a whole will address any compensation related matters, including executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of the Company’s Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	46,788,723	[2]	50.30%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	24,749,584	[3]	26.61%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	23.73%
Phyllis De Moubray	Chester Mountain Street	Chilham Kent CT4 8DQ UK	7,713,783	[5]	11.12%
Brook Invest & Finance SA	PO Box 146	Road Town, BVI	5,706,506	[6]	8.22%
Paul B. Burke	Heron House, Withinlee Road	Prestbury, Cheshire SK10 4AT UK	3,851,892	[7]	5.55%
Adrian Pegler	4 Highmoor View	Waterhead, Oldham OL4 2SL UK	3,821,076	[8]	5.51%
Directors and Executive Officers:
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	16,667,195	[9]	20.61%
John D. Macey	Parkfield, Park Road	Willaston Neston Cheshire CH64 1TJ UK	5,604,568	[10]	7.88%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	2,941,384	[11]	4.24%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	2,306,058	[12]	3.32%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	9,468,223	[13]	12.11%
Martin A. Blake	#16 - 03 Adria, 12 Derbyshire Road	Novena, Singapore 309466	5,000	[14]	0.01%
Directors and officers as a group (6 shareholders)			36,992,428		48.17%

[1]

Based upon 69,382,753 shares issued and outstanding at December 31, 2016, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other beneficial shareholder or person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]

Includes direct beneficial ownership of 5,477,230 common shares; and indirect beneficial ownership of (i) 100,000 common shares held by M. Katuska Sandoval, spouse; and (ii) 24,749,584 common shares held by Huntington Chase Financial Group, and 16,461,909 common shares held by Withrow Sinclair & Co., entities controlled by Edward W. Withrow, III. See Footnote [3] and [4].

[3]	Includes direct beneficial ownership of 1,115,324 common shares, and 23,634,260 common shares deemed outstanding in connection with convertible debt. Entity controlled by Edward W. Withrow, III.

[4]	Includes direct beneficial ownership of 16,461,909 common shares. Entity controlled by Edward W. Withrow, III.

[5]	Includes direct beneficial ownership of 7,703,783 common shares; and indirect beneficial ownership of 10,000 common shares held by Arran De Moubray, spouse.

[6]	Includes direct beneficial ownership of 5,706,506 common shares. Entity controlled by Kiran Patel, Whitmill Trust Company Ltd., whose address is 17 Esplanade, St Helier, Jersey, JE1 1WT, UK.

[7]	Includes direct beneficial ownership of 3,851,892 common shares.

[8]	Includes direct beneficial ownership of 3,821,076 common shares.

[9]

Includes direct beneficial ownership of 5,173,355 common shares, and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2016, and 11,478,840 common shares deemed outstanding in connection with convertible debt.

[10]	Includes direct beneficial ownership of 3,851,892 common shares, and 1,752,676 common shares deemed outstanding in connection with convertible debt.

[11]

Includes direct beneficial ownership of 2,925,384 common shares, and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2016; and indirect beneficial ownership of 1,000 common shares held by Yvonne T. Ogden, spouse.

[12]

Includes direct beneficial ownership of 1,779,808 common shares, and 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2016; and indirect beneficial ownership of (i) 21,250 common shares held by child and (ii) 500,000 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

[13]	Includes direct beneficial ownership of 664,063 common shares, and 8,804,160 common shares deemed outstanding in connection with convertible debt.

[14]	Includes direct beneficial ownership of 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2016.

The following table sets forth, as of the date of filing of this Annual Report, certain information with respect to the beneficial ownership of the Company’s Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and by each of the Company’s current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct and indirect interest in the shares of Common Stock, except as otherwise indicated.

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	75,832,273	[2]	41.30%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	53,793,134	[3]	29.30%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	12.05%
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	29,721,204	[5]	19.10%
Kyle W. Withrow	2722 Mirasol Loop	Round Rock, TX 78681	15,934,695	[6]	10.93%
Leafy Lane Limited	48 Par La Ville Road, Suite 775	Hamilton, Bermuda HM11	12,082,960	[7]	8.76%
Michael Gabriele	4753 Rafi Road	Easton, PA 18045	10,020,442	[8]	7.26%
Phyllis De Moubray	Chester Mountain Street	Chilham Kent CT48DQ UK	7,713,783	[9]	5.65%
Directors and Executive Officers:
Clive Oosthuizen	5 Omnia Avenue	Bellville, Cape Town, South Africa 7530	19,248,973	[10]	12.87%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	28,216,928	[11]	17.95%
Yinuo Jiang	3559 Sawtelle Blvd., #1	Los Angeles, CA 90066	12,000,940	[12]	8.35%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	3,797,283	[13]	2.73%
Martin Blake	#16 – 03 Adria 12 Derbyshire Road	Novena 309466 Singapore	500,000	[14]	0.37%
Philip Woolas	16 Church Walk	Brentford Middlesex TW8 8DB UK	500,000	[15]	0.37%
Directors and officers as a group (6 shareholders)			64,264,124		42.64%

[1]

Based upon 136,591,547 Common Stock shares issued and outstanding at February 28, 2023, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other beneficial shareholder or person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]

Includes direct beneficial ownership of 5,477,230 common shares; and indirect beneficial ownership of (i) 100,000 common shares held by M. Katuska Sandoval, spouse; and (ii) 53,793,134 common shares held by Huntington Chase Financial Group and 16,461,909 common shares held by Withrow Sinclair & Co., entities controlled by Edward W. Withrow, III. See Footnote [3] and [4].

[3]	Includes direct beneficial ownership of 6,765,708 common shares, and 47,027,426 common shares deemed outstanding in connection with convertible debt. Entity controlled by Edward W. Withrow, III.

[4]	Includes direct beneficial ownership of 16,461,909 common shares. Entity controlled by Edward W. Withrow, III.

[5]	Includes direct beneficial ownership of 10,669,764 common shares, and 19,056,940 common shares deemed outstanding in connection with convertible debt.

[6]

Includes direct beneficial ownership of 9,134,120 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of 6,800,575 common shares held by Kasper Group Ltd., an entity controlled by Kyle W. Withrow.

[7]

Includes direct beneficial ownership of 10,717,044 common shares, and 1,365,915 common shares deemed outstanding in connection with convertible debt. Entity controlled by David Rocke, whose address is 36 South Road, Southampton, Bermuda SN01.

[8]	Includes direct beneficial ownership of 8,654,527 common shares, and 1,365,915 common shares deemed outstanding in connection with convertible debt.

[9]	Includes direct beneficial ownership of 7,703,783 common shares; and indirect beneficial ownership of 10,000 common shares held by Arran De Moubray, spouse.

[10]

Includes direct beneficial ownership of 6,328,833 common shares, and 1,250.000 common shares deemed outstanding in connection with stock options exercisable within 60 days of February 28, 2023, and 11,670,140 common shares deemed outstanding in connection with convertible debt.

[11]

Includes direct beneficial ownership of 1,779,808 common shares, and 500,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of February 28, 2023. and 20,069,080 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of (i) 21,250 common shares held by child, and (ii) 5,846,790 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

[12]	Includes direct beneficial ownership of 4,805,000 common shares, and 7,195,940 common shares deemed outstanding in connection with convertible debt.

[13]	Includes direct beneficial ownership of 1,164,063 common shares, and 2,633,220 common shares deemed outstanding in connection with convertible debt.

[14]	Includes direct beneficial ownership of 500,000 common shares.

[15]	Includes direct beneficial ownership of 500,000 common shares.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2016, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

Related Parties:

Huntington Chase Financial Group and Withrow Sinclair & Co. are beneficial ownership shareholders of the Company.  Mr. Edward W. Withrow III, also a beneficial ownership shareholder, is control person of these entities.

MJ Management Services, Inc., a shareholder, is controlled by Ms. Calli R. Bucci, the Company’s Chief Financial Officer and Board member.

Mr. Paul Burke, Mr. Adrian Pegler, Mr. Lea Anderson, Mr. Glenn Hammond, and Mr. John Phibbs, all shareholders, are the noteholders of the $2,000,000 senior secured promissory note issued to PearTrack Systems Ltd. UK (“PTUK”), a subsidiary of PearTrack Systems Group, Inc. (“PTSG”), in connection with the acquisition of the PearTrack intellectual property on December 9, 2013.

The following represent additional related parties subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Kasper Group, Ltd., a beneficial shareholder, is controlled by Kyle W. Withrow, former President, Chief Executive Officer and Board member (2018-2021).

Leafy Lane Limited, a beneficial shareholder, is controlled by David Rocke, a former Board member (2019-2021).

Stock Issuances:

No Common Stock was issued to any related party during the year ended December 31, 2016.

The following represent the stock issuances to related parties subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

On October 1, 2018, in connection with the Employment Agreement with Mr. Kyle W. Withrow to serve as the Company’s Chief Executive Officer, the Company issued 1,000,000 shares of its restricted Common Stock to Mr. Withrow at $0.001 per share, for cash in the amount of $1,000.

On August 29, 2019, in connection with the Rocke and Gabriele NC Agreement (see “Agreements” below), the Company issued 13,334,000 shares of its restricted Common Stock at $0.001 per share for cash in the amount of $13,334, plus 210,000 shares under the non-dilution provision at $0.001 per share for cash in the amount of $210. Of these shares, 6,772,000 shares were issued to Mr. David Rocke, and 6,772,000 shares were issued to Mr. Michael Gabriele.

On September 20, 2019, in connection with the exercise of certain stock options, the Company issued 4,010,470 shares of its restricted Common Stock to Mr. David Rocke and Mr. Michael Gabriele at an exercise price of $0.005, for cash in the amount of $20,052. Of these shares, 2,864,620 shares were issued to Mr. David Rocke, and 1,145,850 shares were issued to Mr. Michael Gabriele.

On October 1, 2019, in connection with the Yinuo Jiang Consulting Agreement (see “Agreements” below), the Company issued 1,000,000 shares of its restricted Common Stock to Ms. Jiang at $0.001 per share, for cash in the amount of $1,000.

On October 6, 2019, pursuant to a resolution of the board of directors, the Company issued an aggregate of 6,000,000 shares of its restricted Common Stock to seven (7) of its officers and directors, at $0.001 per share, for cash in the amount of $6,000.   Of these shares, 1,500,000 shares were issued to Mr. Kyle W. Withrow, 1,000,000 shares each were issued to Mr. E. William Withrow, Jr., Ms. Calli Bucci, and Mr. John Ogden, and 500,000 shares each were issued to Mr. William B. Nesbitt, Dr. Martin Blake and Mr. Philip Woolas.

On October 10, 2019, in connection with the Oosthuizen NC Agreement, the Company issued 4,000,000 shares of its restricted Common Stock to Mr. Oosthuizen at $0.001 per share for cash in the amount of $4,000.

On December 20, 2019, in connection with the exercise of certain stock options, the Company issued 802,094 shares of its restricted Common Stock to related parties at an exercise price of $0.005 for cash in the amount of $4,010. Of these shares, 572,924 shares were issued to Mr. David Rocke and 229,170 shares were issued to Mr. Michael Gabriele.

On August 31, 2021, in connection with the conversion of related party debt in the amount of $1,238,251, the Company issued an aggregate of 23,066,991 shares of restricted Common Stock to six (6) related parties, including three (3) officers, of which $941,096 was at a conversion price of $0.05 per share, and $297,155 was at a conversion price of $0.07 per share.  Of these shares, 4,495,909 shares were issued to Mr. E. William Withrow Jr., 4,245,075 shares were issued to Mr. Kyle, W. Withrow, 4.346,790 shares were issued to Ms. Calli Bucci, 2,000,000 shares were issued to Ms. Yinuo Jiang, 5,650,384 shares were issued to Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, and 2,328,833 shares were issued to Mr. Clive Oosthuizen.

Agreements

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into an Employment Agreement with Mr. E. William Withrow Jr., for his services as President and Chief Executive Officer of the Company (the “Agreement”). The Agreement is for a period of two (2) years, extending annually thereafter, and provides for compensation of $175,000 per year, as well as customary employee benefits and a bonus plan contingent upon the Company’s performance.  In addition, the Agreement includes a grant to purchase 1,000,000 restricted shares of the Company’s Common Stock, valued at $250,000, for $0.001 per share. On September 19, 2018, Mr. Withrow Jr. resigned, and the agreement was terminated.

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, for the services of Mr. Edward W. Withrow III, former Executive Chairman (2009-2015).  The consulting agreement provides for compensation in the amount of $240,000 per annum for an initial term of four (4) years, and was renewed for an additional year, expiring October 31, 2018.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Mr. John D. Macey, a Board member, for his services in the area of technology, sales and marketing.  The consulting agreement, commencing January 1, 2014, provides for compensation in the amount of $60,000 per year for a period of two (2) years, until December 4, 2016.  On December 1, 2014, the consulting agreement was superseded by an employment agreement with Mr. Macey to serve as Chief Technology Officer.  The employment agreement replaces any other written agreement with the Company or its subsidiaries, provides for compensation of $198,000 per year for a period of two (2), as well as customary employee benefits and a bonus plan contingent upon the Company’s performance. The agreement expired November 30, 2016, and was not renewed.

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services, Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement is for an initial term of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. The agreement was renewed for an additional year, expiring October 31, 2018.

The following represent the agreements entered into with related parties subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

On October 1, 2018, the Company entered into an Employment Agreement with Mr. Kyle W. Withrow to serve as the Company’s Chief Executive Officer. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, as well as customary bonuses and employee benefits. In addition, the agreement includes a grant to purchase 1,000,000 shares of the Company’s restricted Common Stock, valued at $10,000, for $0.001 per share. On April 6, 2021, Mr. Withrow resigned, and the agreement was terminated.

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

On May 1, 2019, the Company entered into Consulting Agreement with Mr. David Rocke. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 6,875,093 options to purchase shares of the Company’s Common Stock, valued at $39,875 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met. The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%. On April 12, 2021, Mr. Rocke resigned, and the agreement was terminated.

On May 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into Consulting Agreement with Mr. Michael Gabriele, to serve as its President, and the President of its subsidiary, Enigma-Bulwark Security, Inc. The agreement is for an initial term of three (3) years, and provides a base compensation of $175,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 2,750,040 options to purchase shares of the Company’s Common Stock, valued at $15,950 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met. The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%. On April 12, 2021, Mr. Gabriele resigned, and the agreement was terminated.

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

On August 29, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Michael Gabriele, the President of the Company’s subsidiary, Enigma-Bulwark Security, Inc. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 6,667,000 shares of the Company’s restricted Common Stock, valued at $66,670, for $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to seven percent (7%) of any issuance of Common Stock through May 15, 2019, originating from any financial instrument issued by the Company or its subsidiaries, in exchange for certain restrictions placed upon Mr. Gabriele’s business activities.

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into Consulting Agreement with Mr. Clive Oosthuizen to serve as the Chief Executive Officer of Enigma-Bulwark Risk Management, Inc. The agreement is for an initial term of three (3) years, and provides a base compensation of $180,000 year one, $210,000 year two, and $240,000 year three, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a $25,000 signing bonus, and a grant of 1,250,000 options to purchase shares of the Company’s Common Stock, valued at $625 using the Black-Scholes method, at an exercise price of $0.05 per share.  The options are exercisable for a period of five (5) years, and vest periodically over a period of thirty-six (36) months. The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.

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

On October 10, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Clive Oosthuizen. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 4,000,000 shares of the Company’s restricted Common Stock, valued at $360,000, for $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to four and one-half percent (4.5%) of any issuance of Common Stock originating from any financial instrument issued by the Company or its subsidiaries during the term, in exchange for certain restrictions placed upon Mr. Oosthuizen’s business activities.

Related Party Payable:

Promissory Notes and Accrued Interest:

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the principal sum of $3,000. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2016, $11,230 in interest was expensed.  As of December 31, 2016, $42,792 in interest has been accrued. and no demand for repayment has been made. During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $72,546 in interest was expensed, and cash repayments totaling $260,000 in principal and $115,338 in interest were made.  As of December 31, 2022, the note and accrued interest has been paid in full.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317. The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2016, $4,328 in interest was expensed.  As of December 31, 2016, $20,016 in interest has been accrued. During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $25,828 in interest was expensed, and cash payments to the holder totaling $500 in principal were made.  As of December 31, 2022, $85,817 in principal and $45,844 in accrued interest remained. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PTSG IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the year ended December 31, 2016, $86,742 in discount amortization was expensed.  As of December 31, 2016, $167,974 in unamortized discount remained.  On December 31, 2018, in connection with the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the Note Holders and, pursuant to the terms of the Security Agreement, the PTSG Note is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes payable to Huntington Chase Ltd., an entity controlled by Mr. Edward W. Withrow III, a related party, in the aggregate principal sum of $153,913, for cash loans made to the Company between 2009 and 2013, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group, an entity also controlled by Mr. Withrow III.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the year ended December 31, 2016, $10,803 in interest was expensed.  As of December 31, 2016, $59,720 in interest has been accrued, and no demand for repayment has been made. During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $64,672 in interest was expensed.  As of December 31, 2022, $153,913 in principal and $124,392 in accrued interest remained.

On January 5, 2014, Mr. Adrian Pegler, a related party, was assigned $100,000 of the convertible promissory note issued by the Company to HCFG on December 31, 2010.  The note bore interest at a rate of 7% per annum, was due within one (1) year of written demand, and was convertible into the Company’s Common Stock at a conversion price of $0.07 per share. During the year ended December 31, 2016, $5,014 in interest was expensed. As a result of the holder’s default, the principal sum of $100,000 and interest accrued through December 31, 2016, in the amount of $14,946 reverted back to the assignor, HCFG.

On December 31, 2014, the Company issued a convertible promissory note in the principal amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr., a related party. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $539,580. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. A portion of the principal in the amount of $43,749, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price has been recorded as a discount on the note in the amount of $8,750, which has been fully amortized at December 31, 2016.  During the year ended December 31, 2016, $21,581 in interest was expensed.  As of December 31, 2016, $34,362 in interest has been accrued. During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $250,025 in interest was expensed, and cash payments to the holder totaling $1,000 in principal were made. On August 31, 2021, $224,795 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock. As of December 31, 2022, $893,256 in principal and $59,592 in accrued interest remained.

On December 31, 2014, the Company issued a convertible promissory note in the principal amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $683,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. A portion of the principal in the amount of $60,000, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $12,000, which has been fully amortized at December 31, 2016. During the year ended December 31, 2016, $26,740 in interest, was expensed.  As of December 31, 2016, $43,326 in interest has been accrued. During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $314,111 in interest was expensed, and additional modifications to the note were made to increase the principal balance to $1,123,000. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock. As of December 31, 2022, $1,123,000 in principal and $74,918 in accrued interest remained.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John Macey, a related party.  Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $426,424. The note bears interest at a rate of 4% per annum, is due December 31, 2023, and is convertible into the Company's Common Stock at a conversion price of $0.25 per share.  During the year ended December 31, 2016, $11,705 in interest was expensed.  As of December 31, 2016, $11,705 in interest has been accrued. During the years ended December 31, 2017, through October 4, 2019, $51,175 in interest was expensed.  On October 4, 2019, Mr. Macey was not reelected to the Board, and the note and $62,880 in accrued interest was reclassified to non-related party debt.

The following represent the promissory notes issued to related parties subsequent to December 31, 2016, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

On December 31, 2018, the Company issued a convertible promissory note in the principal amount of $40,000 for unpaid compensation owing in connection with a consulting agreement with Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $1,000,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $180,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $120,000, to be expensed over the term of the note. During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $120,000 in discount amortization and $95,311 in interest was expensed, and $138,475 in principal and $2,172 in interest payments were made to the holder.  As of December 31, 2022, no unamortized discount remained, and $93,139 in interest has been accrued.

On July 10, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Security, Inc., issued a promissory note in the principal amount of $50,000 for cash loans made by Mr. David Rocke and Mr. Michael Gabriele, related parties. The note bore interest at a rate of 12% per annum, and was paid in full on December 31, 2019.  During the year ended December 31, 2019, $5,642 in interest was expensed.

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a promissory note in the principal amount of $25,000 for unpaid compensation owed to Mr. Clive Oosthuizen, a related party. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $1,190, to be amortized over the term of the note.  During the years ended December 31, 2019, through December 31, 2022, $1,190 in discount amortization was expensed, and cash repayments were made in the amount of $12,500.  As of December 31, 2022, no unamortized discount remained.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $60,000 for unpaid compensation owed to Mr. Clive Oosthuizen, a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $564,230. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $150,000, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $99,000. During the years ended December 31, 2020, through December 31, 2022, $99,000 in discount amortization and $45,718 in interest was expensed. On August 31, 2021, $100,000 in principal and $16,442 in accrued interest was converted into 2,328,833 shares of the Company’s restricted Common Stock. As of December 31, 2022, no unamortized discount remained, and $29,276 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $100,000 for unpaid compensation owed to Mr. David Rocke, a related party. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. The conversion price on the issuance date resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $29,032.  During the years ended December 31, 2020, through December 31, 2022, $29,032 in discount amortization and $15,014 in interest was expensed.  As of December 31, 2022, no unamortized discount remained, and $15,014 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $116,666 for unpaid compensation owed to Mr. Michael Gabriele, a related party. Modifications to the note have been made through December 31, 2021, to adjust the principal balance to $354,629. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. A portion of the principal in the amount of $125,784, if converted at the conversion price on the issuance date, resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $38,479.  During the years ended December 31, 2020, through December 31, 2022, $38,479 in discount amortization and $40,887 in interest was expensed, and $30,000 in principal repayments were made.  As of December 31, 2022, no unamortized discount remained, and $40,887 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $199,425 for unpaid compensation owed to Mr. Kyle W. Withrow, a related party. Modifications to the note have been made through June 30, 2021, to adjust the principal balance to $403,816. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $280,195, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $176,194.  During the years ended December 31, 2020, through December 31, 2022, $103,749 in discount amortization, and $52,890 in interest, was expensed.  As of December 31, 2022, $72,445 in unamortized discount remained, and $52,890 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $700,170 for unpaid compensation owed to MJ Management Services, Inc., a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $945,170. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $775,170, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $472,602.  During the years ended December 31, 2020, through December 31, 2022, $281,787 in discount amortization and $125,624 in interest was expensed, and $55,000 in principal repayments were made. On August 31, 2021, $150,000 in principal and $67,340 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock.  As of December 31, 2022, $190,815 in unamortized discount remained, and $58,284 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $134,995 for unpaid compensation owed to Ms. Yinuo Jiang, a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $432,995. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $184,995, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $115,997.  During the years ended December 31, 2020, through December 31, 2022, $68,379 in discount amortization and $34,802 in interest was expensed, and $8,000 in principal repayments were made.  On August 31, 2021, $82,786 in principal and $17,198 in accrued interest was converted into 2,000,000 shares of the Company’s restricted Common Stock. As of December 31, 2022, $47,618 in unamortized discount remained, and $17,604 in interest has been accrued.

All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

Accrued Compensation and Benefits:

During the year ended December 31, 2016, $777,250 in related party compensation was accrued, of which $626,965 was converted to convertible promissory notes, for a net increase in accrued compensation in the amount of $150,285. As of December 31, 2016, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $30,285; Ms. Calli R. Bucci in the amount of $271,550; and Mr. John Macey in the amount of $55,000; for a total accrued compensation owed in the amount of $356,835, as follows:

Related Party		For the year ended December 31, 2016
	Balance	Compensation	Compensation	Conversion to	Balance
	December 31, 2015	Accrued	Paid	Promissory Note	December 31, 2016
E. William Withrow Jr.	$––	$205,286	$––	$(175,001)	$30,285
Calli R. Bucci	151,550	120,000	––	––	271,550
John Macey	55,000	211,964	––	(211,964)	55,000
Huntington Chase, LLC	––	240,000	––	(240,000)	––
Total	$206,550	$777,250	$––	$(626,965)	$356,835

During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $5,043,881 in related party compensation was accrued, of which $4,804,521 was converted to convertible promissory notes, $62,472 was paid (not inclusive of payments made against promissory notes, referenced below table), and $55,000 was reclassified to non-related party accrued compensation, for a net increase in accrued compensation in the amount of $121,888. As of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $54,000; Mr. David Rocke in the amount of $100,064; Mr. Michael Gabriele in the amount of $41,409; Mr. William B. Nesbit in the amount of $78,000; Mr. John L. Ogden in the amount of $50.250; Mr. Martin Blake in the amount of $77,500; and Mr. Philip Woolas in the amount of $77,500; for a total accrued compensation owed in the amount of $478,723, as follows:

Related Party		January 1, 2017, through December 31, 2022
	Balance	Compensation Accrued		Compensation Paid		Conversion to Promissory Note		To Non-Related Party Accrued Payroll	Balance
	December 31, 2016								December 31, 2022
E. William Withrow Jr.	$30,285	$378,391		$––	[2]	$(354,676)	[2]	$––	$54,000	[1]
Calli R. Bucci	271,550	879,620		(1,000)	[3]	(1,150,170)	[3]	––	––
John Macey	55,000	––		––		––		(55,000)	––
Huntington Chase, LLC	––	1,440,000		––	[4]	(1,440,000)	[4]	––	––
Kyle W. Withrow	––	406,316		(2,500)		(403,816)		––	––
Clive Oosthuizen	––	679,230		––	[5]	(679,230)	[5]	––	––
David Rocke	––	227,050	[6]	(26,986)	[6]	(100,000)		––	100,064	[5]
Michael Gabriele	––	423,024	[6]	(26,986)	[6]	(354,629)	[7]	––	41,409	[5]
Yinuo Jiang	––	325,000		(3,000)	[9]	(322,000)		––	––
William B. Nesbitt	––	78,000		––	[8]	––		––	78,000	[1]
John L. Ogden	––	51,250		(1,000)		––		––	50,250	[1]
Martin Blake	––	78,000		(500)		––		––	77,500	[1]
Philip Woolas	––	78,000		(500)		––		––	77,500	[1]
Total	$356,835	$5,043,881		$(62,472)		$(4,804,521)		$(55,000)	$478,723

[1]	Director Compensation
[2]	Does not reflect payment applied as a reduction to promissory note in the amount of $1,000.
[3]	Does not reflect payment applied as a reduction to promissory note in the amount of $55,000.
[4]	Does not reflect payments applied as reduction to promissory note totaling $260,000, or payments applied as reduction to accrued interest on promissory note totaling $117,510.
[5]	Does not reflect payment applied as a reduction to promissory note in the amount of $12,500.
[6]	Includes profit participation in the amount of $68,395, and payment of profit participation of $26,986.
[7]	Does not reflect payments applied as reduction to promissory note totaling $30,000.
[8]	Does not reflect payment applied as a reduction to promissory note in the amount of $500.
[9]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,000.

During the year ended December 31, 2016, operating expenses paid by officers/directors and beneficial shareholders for the Company increased by $4,889; cash loans made by officers/directors and beneficial shareholders to the Company increased by $87,700; and repayments were made in the amount of $5,561; for a net increase in reimbursable expenses/cash advances in the amount of $87,028.  As of December 31, 2016, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr.in the amount of $19,730; Ms. Calli R. Bucci in the amount of $105,950; Mr. John Macey in the amount of $5,022; Mr. William B. Nesbitt in the amount of $8,215; and Huntington Chase LLC, whose principal, Mr. Edward W. Withrow III, is a beneficial shareholder, in the amount of $4,188; for a total reimbursable expenses/cash advances owed to related parties in the amount of $143,105, as follows:

		For the year ended December 31, 2016
	Balance	Expenses paid by	Cash	Repayments to	Balance
	December 31, 2015	Related Party	Loans to Company	Related Party	December 31, 2016
E. William Withrow Jr.	$19,730	$––	$––	$––	$19,730
Calli R. Bucci	15,000	3,250	87,700	––	105,950
John Macey	5,193	––	––	(171)	5,022
William B. Nesbitt	8,215	––	––	––	8,215
Huntington Chase, LLC	7,544	1,639	––	(4,995)	4,188
Paul Buke	170	––	––	(170)	––
Adrian Pegler	168	––	––	(168)	––
Lea Anderson	28	––	––	(28)	––
Glen Hammond	28	––	––	(28)	––
John Phibbs	1	––	––	(1)	––
Total	$56,077	$4,889	$87,700	$(5,561)	$143,105

During the years ended December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, operating expenses paid by officers/directors and beneficial shareholders for the Company increased by $8,052; cash loans made by officers/directors and beneficial shareholders to the Company increased by $7,600; and cash repayments were made in the amount of $121,783; for a net decrease in reimbursable expenses/cash advances of $106,131.  As of December 31, 2022, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $9,029; and Mr. William B. Nesbitt in the amount of $8,215; for a total reimbursable expenses/cash advances owed in the amount of $36,974, as follows:

		January 1, 2017, through December 31, 2022
	Balance	Expenses paid by	Cash Loans	Repayments to	To Non-Related	Balance
	December 31, 2016	Related Party	to Company	Related Party	Party Payable	December 31, 2022
E. William Withrow Jr.	$19,730	$––	$––	$––	$––	$19,730
Calli R. Bucci	105,950	11,258	7,500	(115,679)		9,029
John Macey	5,022	––	––	––	(5,022)	––
William B. Nesbitt	8,215	––	––	––		8,215
Huntington Chase, LLC	4,188	1,816	100	(6,104)		––
Total	$143,105	$13,074	$7,600	$(121,783)	$(5,022)	$36,974

Summary

As of December 31, 2016, affiliates and related parties were due a total of $4,481,240, which is comprised of promissory notes to related, parties net of unamortized discounts of $167,974, in the amount of $3,981,300, accrued compensation in the amount of $356,835, and reimbursed expenses/cash advances to the Company in the amount of $143,105, for a net increase of $964,853. During the year ended December 31, 2016, promissory notes to related parties increased by $626,965, unamortized discounts decreased by $100,575, accrued compensation increased by $150,285, and reimbursable expenses/cash advances increased by $87,028.

During the year ended December 31, 2016, promissory notes to related parties, net of unamortized discounts, increased by $727,540 as a result of an increase in accrued compensation owed to related parties in the amount of $626,965 converted to convertible promissory notes; and a decrease in unamortized discount in the amount of $100,575.

During the year ended December 31, 2016, $777,250 in accrued compensation was accrued, of which $626,965 was converted into convertible promissory notes, for a net increase in accrued compensation in the amount of $150,285.

During the year ended December 31, 2016, reimbursable expenses/cash advances owed to related parties increased by $87,028 as a result of an increase in cash loans to the Company in the amount of $87,700; expenses paid by related parties on behalf the Company in the amount of $4,889; and repayments to related parties in the amount of $5,784.

During the year ended December 31, 2016, $91,401 in interest on related party loans was expensed. As of December 31, 2016, $211,921 in accrued interest on related party loans has been accrued.

During the years ended December 31, 2017, through December 31, 2022, and as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

As of December 31, 2022, affiliates and related parties are due a total of $6,004,868, which is comprised of promissory notes to related parties, net of unamortized discounts of $310,878, in the amount of $5,489,171, accrued compensation in the amount of $478,723, and reimbursed expenses/cash advances to the Company in the amount of $36,974. During the years ended December 31, 2017, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,507,871, accrued compensation increased by $121,888, and reimbursable expenses/cash advances decreased by $106,131, for a net increase of $1,523,628.

During the years ended December 31, 2017, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,507,871 as a result of $299,750 reclassified from non-related party transactions; $426,464 reclassified to non-related party transactions; $4,804,521 converted from accrued compensation; an increase in discounts resulting from beneficial conversion features of $1,052,494; a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt; a decrease in unamortized discount of $909,590; payments to the Company in the amount of $5,500 for stock award payments; $521,557 converted to Common Stock; and payments to related parties in the amount of $499,975.

During the years ended December 31, 2017, through December 31, 2022, $5,043,881 in related party compensation was accrued, of which $4,804,521 was converted into convertible promissory notes; $55,000 was reclassified to non-related party transactions; payments to the Company were made in the amount of $6,500 for related party stock awards; and payments to related parties were made in the amount of $55,972; for a net increase in related party accrued compensation in the amount of $121,888.

During the years ended December 31, 2017, through December 31, 2022, reimbursable expenses/cash advances owed to related parties decreased by $106,131 as a result of an increase in cash loans to the Company in the amount of $7,600; expenses paid by related parties on behalf the Company in the amount of $13,074; repayments to related parties in the amount of $121,783; and $5,022 reclassified to non-related party transactions.

During the years ended December 31, 2017, through December 31, 2022, $1,233,919 in interest on related party loans was expensed; $123,152 in interest payments were made to related parties; $716,694 was converted to Common Stock; and $5,846 in accrued interest was reclassified to non-related party accrued interest; for a net increase in accrued interest on related party loans in the amount of $399,919. As of December 31, 2022, $611,840 in accrued interest on related party loans has been accrued.

All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

Director Independence

For purposes of determining director independence, the Company have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Pink on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

As of December 31, 2016, the Company acted with seven directors, consisting of Mr. John L. Ogden, Mr. E. William Withrow, Jr., Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas, Mr. John D. Macey, and Mr. David M. Engert.  The Company determined that Mr. John L. Ogden, Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas and Mr. David M. Engert were “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

As of the date of filing of this Annual Report, the Company acts with five directors, consisting of Mr. Clive Oosthuizen, Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas and Ms. Calli R. Bucci. The Company has determined that Mr. William B. Nesbitt, Mr. Philip J. Woolas and Dr. Martin A. Blake are “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2016 and 2015, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2016	December 31, 2015
Audit Fees	$32,000	$24,500
Audit Related Fees	––	––
Tax Fees	––	––
All Other Fees	––	––
Total	$32,000	$24,500

The Company’s Board pre-approves all services provided by the Company’s independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

The Company’s Board has considered the nature and amount of fees billed by the Company’s independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the Company’s independent auditors’ independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp. effective October 17, 2014	Filed with the SEC on October 23, 2014, as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008, as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008, as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008, with respect to reverse stock split	Filed with the SEC on September 17, 2008, as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, with respect to reverse stock split	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009, with respect to the merger between Ecological Acquisition Corp. and Ecologic Sciences, Inc.	Filed with the SEC on July 9, 2009, as part of the Company’s Current Report on Form 8-K
3.9	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014	Filed with the SEC on October 2, 2014, as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2019, effective October 9, 2019	Filed with the SEC on October 9, 2019, as part of the Company’s Current Report on Form 8-K
3.11	Amended and restated Articles of Incorporation filed with the Secretary of State of Nevada on October 8, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
3.12	Certificate of Incorporation of Enigma-Bulwark Risk Management, Inc. filed August 30, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
(10)	Material Contracts
10.1	License Agreement between PearTrack Systems Group Ltd. and AudioEye, Inc. dated June 30, 2014	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.2	Assignment and Licensed Rights Agreement with PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015, as part of the Company’s Current Report on form 8-K
10.3	Amendment to the Assignment and Licensed Rights Agreement with and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015, as part of the Company’s Quarterly Report on Form 10-Q
10.4	2018 Stock Incentive Plan effective October 1, 2018	Filed herewith.
10.5	Intellectual Property Purchase Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.6	Revenue Sharing Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.7	Royalty Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on form 8-K
10.8	Employment Agreement with Kyle W. Withrow dated October 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.9	Intellectual Property Purchase Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.10	Revenue Sharing Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.11	Royalty Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.12	Consulting Agreement with MJ Management Services, Inc. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.13	Consulting Agreement with Huntington Chase Ltd. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.14	Consulting Agreement with David Rocke dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.15	Consulting Agreement with Michael Gabriele dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.16	Non-Compete, Non-Dilution and Registration Rights Agreement with David Rocke dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.17	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.18	Consulting Agreement with Clive Oosthuizen dated September 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.19	2019 Stock Incentive Plan effective September 20, 2019	Filed herewith.
10.20	Consulting Agreement with Yinuo Jiang dated October 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.21	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.22	Joint Venture Agreement with Prime Africa dated October 3, 2020	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.23	2021 Stock Incentive Plan effective January 15, 2021	Filed herewith.
(21)	Subsidiaries of the Registrant
21.1	Enigma-Bulwark Risk Management, Inc. PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Auditor Consents
23.1	Consent of Assurance Dimensions, Certified Public Accountants & Associates	Filed herewith.
23.2	Consent of Dave Banerjee, CPA, An Accountancy Corporation	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Clive Oosthuizen	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Clive Oosthuizen	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENIGMA-BULWARK, LTD.

Dated: June 6, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and Chief Executive Officer

Dated: June 6, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENIGMA-BULWARK, LTD.

Dated: June 6, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
Director

Dated: June 6, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Director

Dated: June 6, 2023	/s/ William B. Nesbitt
William B. Nesbitt
Director

Dated: June 6, 2023	/s/ Dr. Martin A. Blake
Dr. Martin A. Blake
Director

Dated: June 6, 2023	/s/ Philip J. Woolas
Philip J. Woolas
Director