Form 10-Q
period 2017-03-31
ENIGMA-BULWARK, LTD
filed 2023-06-07
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2017, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2016, on Form 10-K, as filed with the Securities and Exchange Commission on June 6, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$389	$--
Accounts receivable	649	869
Other receivables	4,099	5,985
Prepaid expenses	504	806
Total current assets	5,641	7,660

Non-current assets
Investment in securities	24,124	120,619
Property and equipment, net	1,536	1,654
Other assets	5,800	6,500
Total non-current assets	31,460	128,773

TOTAL ASSETS	$37,101	$136,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,249,738	$1,206,531
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	561,409	499,940
Total current liabilities	3,169,737	3,065,061

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	3,606,150	3,481,070
Total long-term liabilities	3,606,150	3,481,070
Total liabilities	6,775,887	6,546,131

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 issued and outstanding as of March 31, 2017, and December 31, 2016	69,382	69,382
Additional paid in capital	11,025,120	11,025,120
Accumulated deficit	(17,852,695)	(17,620,884)
Accumulated comprehensive income	19,407	116,684
Total stockholders' deficit	(6,738,786)	(6,409,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,101	$136,433

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
Revenue
Service fees	$--	$225,000
Product sales	649	863
Total revenue	649	225,863
Cost of sales	1,147	4,380
Gross profit (loss)	(498)	221,483

Operating expenses
General and administrative expenses	166,966	202,418
Impairment losses	--	3,340,027
Total operating expenses	166,966	3,542,445

Operating loss	(167,464)	(3,320,962)

Other income (expenses)
Gain on write-off of accrued payroll taxes	--	145,711
Gain on settlement of accounts payable	--	33,075
Interest expense	(43,582)	(36,266)
Discount amortization	(21,330)	(25,025)
Realized gain on currency translation	565	90
Total other income (expenses)	(64,347)	117,585

Net loss	(231,811)	(3,203,377)

Comprehensive income (loss)
Unrealized loss on currency translation	(782)	--
Unrealized gain (loss) on securities	(96,495)	120,619

Net comprehensive income (loss)	(97,277)	120,619

Net loss and comprehensive income (loss)	$(329,088)	$(3,082,758)

Net loss per share - basic and diluted	$(0.003)	$(0.046)

Weighted average common shares outstanding - basic and diluted	69,382,753	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the three months ended March 31, 2016
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2015, as restated	69,516,089	$69,516	$10,920,448	$(100)	$(13,460,627)	$1,201,202	$(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscription canceled			(100)	100			--

Amortization of restricted stock awards			4,236				4,236

Net income (loss)					(3,203,377)	120,619	(3,082,758)

Equity Balance, March 31, 2016	69,382,753	$69,382	$10,924,718	$--	$(16,664,004)	$1,321,821	$(4,348,083)

	For the three months ended March 31, 2017
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2016	69,382,753	$69,382	$11,025,120	$--	$(17,620,884)	$116,684	$(6,409,698)

Net loss					(231,811)	(97,277)	(329,088)

Equity Balance, March 31, 2017	69,382,753	$69,382	$11,025,120	$--	$(17,852,695)	$19,407	$(6,738,786)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
Cash flow from operating activities:
Net loss and comprehensive income (loss)	$(329,088)	$(3,082,758)
Comprehensive income (loss)	(97,277)	120,619
Net loss	(231,811)	(3,203,377)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred stock compensation	--	4,236
Accruals converted to related party loans	103,750	153,251
Depreciation and amortization	118	118
Discount amortization	21,330	25,025
Gain on write-off of accrued payroll taxes	--	(145,711)
Gain on settlement of accounts payable	--	(33,075)
Gain on foreign exchange	(565)	(90)
Impairment losses-intangible assets	--	3,340,027
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	238	(808)
Decrease in refunds and claims receivable	1,886	--
(Increase) decrease in other receivables	302	(2,795)
Decrease in prepaid expenses	700	302
Increase in accounts payable and accrued expenses	42,972	34,629
Decrease in deferred revenue	--	(225,000)
Increase in related party payables	61,469	42,639
Net cash provided (used) by operating activities	389	(10,629)

Net increase (decrease) in cash	389	(10,629)

Cash - beginning of period	--	14,769

Cash - end of period	$389	$4,140

NONCASH ACTIVITIES
Common stock subscriptions receivable	$--	$(100)
Conversion of related party payable to related party convertible promissory note	$103,750	$153,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2016. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

As of March 31, 2017, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $329,088, an accumulated deficit of $17,852,695, and a working capital deficit of $3,164,096 as of March 31, 2017, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MARCH 31, 2017, AND DECEMBER 31, 2016

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

Fair Value of Financial Instruments

As of March 31, 2017, and December 31, 2016, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2017, and December 31, 2016, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the three months ended March 31, 2017 and 2016, respectively, exchange differences of ($782) and $0 were recognized.  As of March 31, 2017 and 2016, respectively, exchange differences of $7,345 and $7,079 have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2015	$7,079
Unrealized exchange differences during period	--
Balance, March 31, 2016	$7,079

Balance, December 31, 2016	8,127
Unrealized exchange differences during period	(782)
Balance, March 31, 2017	$7,345

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

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of March 31, 2017, the Company has not commenced its principal operations, generating limited test sales of its security product line.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

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

As of March 31, 2017, the Company had not yet filed its 2013 through 2016 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the three months ended March 31, 2017 and 2016, respectively, other comprehensive income (losses) of ($97,277) and $120,619 have been recognized.  As of March 31, 2017 and 2016, respectively, other comprehensive income (loss) of $19,407 and $1,321,821 has been accumulated.  The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$7,079	$1,194,123	$1,201,202
Gain (loss)	--	120,619	120,619
Balance, March 31, 2016	$7,079	$1,314,712	$1,321,821

Balance, December 31, 2016	$8,127	$108,557	$116,684
Gain (loss)	(782)	(96,495)	(97,277)
Balance, March 31, 2017	$7,345	$12,062	$19,407

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  ASU 2017-01 assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted under certain conditions.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  ASU 2017-04 will be effective for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted for testing performed after January 1, 2017. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of March 31, 2017, and December 31, 2016, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the three months ended March 31, 2017 and 2016, respectively, ($96,495) and $120,619 in unrealized gains (losses) were recognized and included as part of comprehensive income (loss).  As of March 31, 2017, and December 31, 2016, respectively, $12,062 and $108,557 in cumulative unrealized gains were recognized, and the securities held a fair value of $24,124 and $120,619.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Office equipment	$2,362	$2,362
Accumulated depreciation	(826)	(708)
Property and equipment, net	$1,536	$1,654

During the three months ended March 31, 2017 and 2016, respectively, $118 and $118 in depreciation was expensed.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2017	December 31, 2016
Intellectual property, unencumbered	$--	$2,156,245
Accumulated amortization	--	(167,370)
Impairment losses	--	(1,988,875)
Intellectual property, unencumbered, net	--	--

Intellectual property, pledged to creditors	--	1,567,060
Accumulated amortization	--	(215,908)
Impairment losses	--	(1,351,152)
Intellectual property, pledged to creditors, net	$--	$--

During the three months ended March 31, 2017 and 2016, respectively, the Company recognized $0 and $1,988,875 in impairment losses related to its unencumbered intellectual property, and $0 and $1,351,152 in impairment losses related to its intellectual property pledged to creditors, for a total of $0 and $3,340,027 in impairment losses.

During the three months ended March 31, 2017 and 2016, no amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2017	December 31, 2016
Accounts payable-vendors	$655,473	$655,340
Accrued payroll and taxes	44,995	44,995
Accrued interest	549,270	505,703
Other liabilities	--	493

Total accounts payable and accrued expenses	$1,249,738	$1,206,531

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

MARCH 31, 2017, AND DECEMBER 31, 2016

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

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2017	December 31, 2016
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at March 31, 2017, and December 31, 2016:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, interest in the amount of $16,080 and $65,392 was expensed. As of March 31, 2017, and December 31, 2016, respectively, interest in the amount of $309,862 and $293,782 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	March 31, 2017	December 31, 2016

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(146,644)	(167,974)
Total long-term notes payable, secured, net of discount	1,853,356	1,832,026

Notes payable, convertible, long-term, subordinate	1,752,794	1,649,044
Total long-term notes payable	3,606,150	3,481,070
Total notes payable	4,106,380	3,981,300

Accrued compensation	410,972	356,835
Reimbursable expenses/cash advances payable	150,437	143,105
Total related party payable	561,409	499,940

Total related party transactions	$4,667,789	$4,481,240

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

Related party notes payable consists of the following convertible notes payable at March 31, 2017, and December 31, 2016:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	743,000	5	$0.05	12/31/2021
E. William Withrow Jr.	583,330	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	1,752,794

Total convertible notes payable	$2,253,024

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

As of March 31, 2017, and December 31, 2016, respectively, affiliates and related parties are due a total of $4,667,789 and $4,481,240, which is comprised of promissory notes to related parties, net of unamortized discounts of $146,644 and $167,974, in the amount of $4,106,380 and $3,981,300; accrued compensation in the amount of $410,972 and $356,835; and reimbursable expenses/cash advances to the Company in the amount of $150,437 and $143,105; for a net increase of $186,549 and $964,853. During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, promissory notes to related parties increased by $103,750 and $626,965, unamortized discounts decreased by $21,330 and $100,575, accrued compensation increased by $54,137 and $150,285, and reimbursable expenses/cash advances increased by $7,332 and $87,028.

During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, promissory notes to related parties, net of unamortized discounts, increased by $125,080 and $727,540 as a result of an increase in accrued compensation owed to related parties in the amount of $103,750 and $626,965 converted to convertible promissory notes; and a decrease in unamortized discount in the amount of $21,330 and $100,575.

During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, $157,887 and $777,250 in related party compensation was accrued, of which $103,750 and $626,965 was converted into convertible promissory notes, for a net increase in accrued compensation in the amount of $54,137 and $150,285.

During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, reimbursable expenses/cash advances owed to related parties increased by $7,332 and $87,028 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $7,332 and $92,589; and repayments to related parties in the amount of $0 and $5,561.

During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, $27,487 and $91,401 in interest on related party loans was expensed. As of March 31, 2017, and December 31, 2016, respectively, $239,408 and $211,921 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 10. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the three months ended March 31, 2016, 133,336 shares of the Company’s restricted common stock were canceled in connection with consulting services not provided pursuant to consulting agreements.  As a result, $134 was recorded to additional paid in capital.

During the three months ended March 31, 2017, and the year ended December 31, 2016, respectively, a total of $0 and $104,072 in deferred stock compensation was expensed. No deferred stock compensation remained at March 31, 2017, and December 31, 2016.

As of March 31, 2017, and December 31, 2016, the Company had 69,382,753 shares of common stock issued and outstanding.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

NOTE 11. STOCK OPTIONS AND AWARDS

Stock Options

As of March 31, 2017, and December 31, 2016, the Company had 102,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	4.05	$328,000	$3.20
	102,500		$328,000	$3.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2016	102,500	$3.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at March 31, 2017	102,500	$3.20

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company expensed no stock option compensation. There remained no deferred stock option compensation at March 31, 2017, and December 31, 2016.

Restricted Stock Awards

During the three months and the year ended March 31, 2017, and December 31, 2016, respectively, no restricted stock awards were granted and 0 and 572,921 restricted stock awards vested, for which $0 and $104,072 in deferred stock compensation was expensed. As of March 31, 2017, and December 31, 2016, respectively, no shares remain to be vested, and no deferred stock compensation remained to be expensed.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2015	572,921	$104,072
Granted	--	--
Vested	(572,921)	(104,072)
Forfeited/Canceled
Outstanding at December 31, 2016	--	$--

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2017, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period April 1, 2017 to December 31, 2022, the Company increased its loans from related parties by $1,382,791, from a total of $4,667,789 at March 31, 2017, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,382,791, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii)  $4,700,771 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $888,260, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) an increase in accrued compensation of $67,751 as a result of (i) $4,885,994 in accrued compensation, of which $4,700,771 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $113,463.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

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

On May 1, 2019, the Company entered into a Consulting Agreement with Mr. David Rocke. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 6,875,093 options to purchase shares of the Company’s common stock, valued at $39,875 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

On May 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into a Consulting Agreement with Mr. Michael Gabriele, to serve as its President, and the President of its subsidiary, Enigma-Bulwark Security, Inc. The agreement is for an initial term of three (3) years, and provides a base compensation of $175,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 2,750,040 options to purchase shares of the Company’s common stock, valued at $15,950 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

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

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., entered into a Consulting Agreement with Mr. Clive Oosthuizen to serve as its Chief Executive Officer. The agreement is for an initial term of three (3) years, and provides a base compensation of $180,000 year one, $210,000 year two, and $240,000 year three, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a $25,000 signing bonus, and a grant of 1,250,000 options to purchase shares of the Company’s common stock, valued at $625 using the Black-Scholes method, at an exercise price of $0.05 per share.  The options are exercisable for a period of five (5) years, and vest periodically over a period of thirty-six (36) months. The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, AND DECEMBER 31, 2016

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ending March 31, 2017, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of March 31, 2017, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of March 31, 2017, the Company had total assets of $37,101 compared with total assets of $136,433 at December 31, 2016. The decrease in total assets of $99,332 is attributable to an increase in cash of $389, a decrease in accounts receivable of $220, a decrease in other receivables of $1,886, a decrease in prepaid expenses of $302, a decrease in investment in securities of $96,495, depreciation of $118, and a decrease in other assets of $700.

As of March 31, 2017, the Company had total liabilities of $6,775,887 compared with total liabilities of $6,546,131 at December 31, 2016. The increase in total liabilities of $229,756 is attributable to an increase in accounts payable and accrued expenses of $43,207, an increase in related party payables of $61,469, and an increase in related party convertible notes payable, net of unamortized discount, of $125,080.

Results of Operations

Three months ended March 31, 2017, compared to three months ended March 31, 2016.

	For the three months ended
	March 31, 2017	March 31, 2016
Revenue	$649	$225,863

Cost of sales	$1,147	$4,380

Gross profit (loss)	$(498)	$221,483

General and administrative expenses	$166,966	$202,418

Impairment losses	$––	$3,340,027

Operating loss	$(167,464)	$(3,320,962)

Gain on extinguished debt	$––	$178,786

Interest expense	$(43,582)	$(36,266)

Discount amortization	$(21,330)	$(25,025)

Realized gain on currency translation	$565	$90

Net income (loss)	$(231,811)	$(3,203,377)

Net comprehensive income (loss)	$(97,277)	$120,619

Net income (loss) and comprehensive income (loss)	$(329,088)	$(3,082,758)

Revenue

For the three months ended March 31, 2017, revenue in the amount of $649 consisted of limited sales resulting from test marketing of PearTrack tracking products.

For the three months ended March 31, 2016, revenue in the amount of $225,863 consisted of $225,000 in consulting services fees and $863 in limited sales resulting from test marketing of PearTrack tracking products.

At March 31, 2017, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended March 31, 2017 and 2016, cost of sales in the amount of $1,147 and $4,380 consisted of limited product and system costs related to the PearTrack product line.

At March 31, 2017, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended
	March 31, 2017	March 31, 2016	Variances
Legal and accounting fees	$4,000	$––	$4,000
Management fees	158,137	183,251	(25,114)
Other outside services	––	250	(250)
Amortization of stock options/stock compensation	––	4,235	(4,235)
Depreciation	118	118	––
Rent expense	1,400	1,314	86
Office supplies and miscellaneous expenses	3,311	13,250	(9,939)
Total general and administrative expenses	$166,966	$202,418	$(35,452)

General and administrative expenses in the amount of $166,966 for the three months ended March 31, 2017, were comprised of $4,000 of legal and accounting fees, $158,137 of management fees, $118 of depreciation, $1,400 of rent expense, and $3,311 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $202,418 for the three months ended March 31, 2016, were comprised of $183,251 of management fees, $250 of other consulting fees, $4,235 of amortization of stock compensation, $118 of depreciation, $1,314 of rent expense, and $13,250 of office overhead and other general and administrative expenses.

General and administrative expenses of $166,966 for the three months ended March 31, 2017, as compared to $202,418 for the three-month period ended March 31, 2016, resulted in a decrease in general and administrative expenses for the current period of $35,452. The decrease in general and administrative expenses of $35,452 was attributable to the following items:

•an increase in legal, accounting and professional fees of $4,000, due to auditor fees of $4,000 in the current period compared to no expense incurred for the same period in the prior year; and

•a decrease in management of $25,114 due a reduction in management personnel; and

•a decrease in other consulting fees of $250 due to a reduction in staff; and

•a decrease in amortization of stock options/stock compensation of $4,235, due to fully amortized deferred stock compensation in the prior year, resulting in no expense in the current period; and

•an increase in rent expense of $86, due to reconciling differences; and

•a decrease in other general and administrative expenses of $9,939, due to decreases in research and development of $8,500 travel of $2,382 and an increase in other office supplies and miscellaneous expenses of $943.

General and administrative expenses for the three months ended March 31, 2017 and 2016, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the three months ended March 31, 2017, the Company incurred a net loss of $231,811, compared with a net loss of $3,203,377 for the three months ended March 31, 2016. The decrease in net loss of $2,971,566 is attributable to a decrease in revenue of $225,214, a decrease in cost of goods sold of $3,233, a decrease in general and administrative expenses of $35,452, a decrease in impairment losses of $3,340,027, a decrease in gains from the extinguishment of debt of $178,786, an increase in interest expense of $7,316, a decrease in discount amortization of $3,695, and an increase in realized gains on foreign currency changes of $475.

During the three months ended March 31, 2017, the Company incurred a net comprehensive loss of $97,277, compared with a net comprehensive gain of $120,619 for the three months ended March 31, 2016.  The decrease in net comprehensive income of $217,896 is attributable to an increase in unrealized loss on currency translation of $782, and an increase in unrealized loss on securities of $217,114.

Liquidity and Capital Resources

Working Capital Deficit
	March 31, 2017	December 31, 2016	Increase (decrease)
Current assets	$5,641	$7,660	$(2,019)
Current liabilities	3,169,737	3,065,061	104,676
Working capital (deficit)	$(3,164,096)	$(3,057,401)	$106,695

As of March 31, 2017, and December 31, 2016, respectively, the Company had $389 and $0 in cash.

The Company had a working capital deficit of $3,164,096 as of March 31, 2017, compared to a working capital deficit of $3,057,401 at December 31, 2016.  The increase in working capital deficit of $106,695 is primarily attributable to an increase in cash of $389, a decrease in accounts receivable of $220, a decrease in other receivables of $1.886, a decrease in prepaid insurance of $302, an increase in accounts payable and accrued expenses of $43,207, and an increase in related party payable of $61,469.

Cash Flows	For the three months ended
	March 31, 2017	March 31, 2016	Increase (decrease)
Net cash provided (used) by operating activities	$389	$(10,629)	$11,018
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	––	––
Net decrease in cash	$389	$(10,629)	$11,018

Cash Flows from Operating Activities

During the three months ended March 31, 2017, the Company was provided with $389 of cash flow from operating activities, compared with $10,629 used by operating activities for the three months ended March 31, 2016. The increase in cash provided by operating activities of $11,018 is primarily attributable to a decrease in the net loss from operations of $2,971,566; an increase in the gain on foreign exchange of $475; decreases in amortization of stock compensation of $4,236, accruals converted to related party loans of $49,501, discount amortization of $3,695, gain on extinguished debt of $178,786, and impairment losses of $3,340,027; increases in the changes in accounts receivable of $1,028, other receivables of $4,681, other assets of $700, accounts payable and accrued expenses of $8,343, and related party payables of $18,830; and a decrease in the changes in deferred revenue of $225,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2017 and 2016, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2017 and 2016, the Company was provided with no cash flows from financing activities.

As of March 31, 2017, affiliates and related parties are due a total of $4,667,789, which is comprised of promissory notes to related parties, net of unamortized discounts of $146,644, in the amount of $4,106,380; accrued compensation in the amount of $410,972; and reimbursable expenses/cash advances to the Company in the amount of $150,437; for a net increase of $186,549. During the three months ended March 31, 2017, promissory notes to related parties, net of unamortized discounts, increased by $125,080, accrued compensation increased by $54,137, and reimbursable expenses/cash advances owed to related parties increased by $7,332.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $329,088, an accumulated deficit of $17,852,695, and a working capital deficit of $3,164,096, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2017, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2017, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ENIGMA-BULWARK, LTD.

Dated: June 7, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and CEO

Dated: June 7, 2023	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer