Form 10-Q
period 2017-09-30
ENIGMA-BULWARK, LTD
filed 2023-06-07
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2017, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2016, on Form 10-K, as filed with the Securities and Exchange Commission on June 6, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,021	$--
Accounts receivable	--	869
Other receivables	--	5,985
Prepaid expenses	--	806
Total current assets	1,021	7,660

Non-current assets
Investment in securities	30,155	120,619
Property and equipment, net	1,300	1,654
Other assets	5,800	6,500
Total non-current assets	37,255	128,773

TOTAL ASSETS	$38,276	$136,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,347,949	$1,206,531
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	635,711	499,940
Total current liabilities	3,342,250	3,065,061

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	3,857,021	3,481,070
Total long-term liabilities	3,857,021	3,481,070
Total liabilities	7,199,271	6,546,131

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 issued and outstanding as of September 30, 2017, and December 31, 2016	69,382	69,382
Additional paid in capital	11,025,120	11,025,120
Accumulated deficit	(18,280,489)	(17,620,884)
Accumulated comprehensive income	24,992	116,684
Total stockholders' deficit	(7,160,995)	(6,409,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,276	$136,433

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Service fees	$--	$--	$--	$225,000
Product sales	--	723	649	2,354
Total revenue	--	723	649	227,354
Cost of sales	687	1,523	2,553	7,580
Gross profit (loss)	(687)	(800)	(1,904)	219,774

Operating expenses
General and administrative expenses	144,537	237,180	457,578	676,827
Impairment losses	--	--	--	3,340,027
Total operating expenses	144,537	237,180	457,578	4,016,854

Operating loss	(145,224)	(237,980)	(459,482)	(3,797,080)

Other income (expenses)
Gain on write-off of accrued payroll taxes	--	--	--	145,711
Gain on settlement of accounts payable	--	--	--	33,075
Interest expense	(47,160)	(40,293)	(136,102)	(114,626)
Discount amortization	(21,804)	(25,262)	(64,701)	(75,313)
Realized gain on currency translation	184	288	680	592
Total other income (expenses)	(68,780)	(65,267)	(200,123)	(10,561)

Net loss	(214,004)	(303,247)	(659,605)	(3,807,641)

Comprehensive income (loss)
Unrealized gain (loss) on currency translation	(420)	(188)	(1,228)	444
Unrealized gain (loss) on securities	26,536	120,619	(90,464)	(844,329)

Net comprehensive income (loss)	26,116	120,431	(91,692)	(843,885)

Net loss and comprehensive loss	$(187,888)	$(182,816)	$(751,297)	$(4,651,526)

Net loss per share - basic and diluted	$(0.003)	$(0.004)	$(0.010)	$(0.055)

Weighted average common shares outstanding - basic and diluted	69,382,753	69,382,753	69,382,753	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the nine months ended September 30, 2016
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2015, as restated	69,516,089	$69,516	$10,920,448	$(100)	$(13,460,627)	$1,201,202	$(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscriptions canceled			(100)	100			--

Amortization of restricted stock awards			4,236				4,236

Net income (loss)					(3,203,377)	120,619	(3,082,758)

Equity Balance, March 31, 2016	69,382,753	69,382	10,924,718	--	(16,664,004)	1,321,821	(4,348,083)

Amortization of restricted stock awards			37,436				37,436

Net loss					(301,017)	(1,084,935)	(1,385,952)

Equity Balance, June 30, 2016	69,382,753	69,382	10,962,154	--	(16,965,021)	236,886	(5,696,599)

Amortization of restricted stock awards			37,439				37,439

Net loss					(303,247)	120,431	(182,816)

Equity Balance, September 30, 2016	69,382,753	$69,382	$10,999,593	$--	$(17,268,268)	$357,317	$(5,841,976)

	For the nine months ended September 30, 2017
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2016	69,382,753	$69,382	$11,025,120	$--	$(17,620,884)	$116,684	$(6,409,698)

Net income (loss)					(231,811)	(97,277)	(329,088)

Equity Balance, March 31, 2017	69,382,753	69,382	11,025,120	--	(17,852,695)	19,407	(6,738,786)

Net income (loss)					(213,790)	(20,531)	(234,321)

Equity Balance, June 30, 2017	69,382,753	69,382	11,025,120	--	(18,066,485)	(1,124)	(6,973,107)

Net income (loss)					(214,004)	26,116	(187,888)

Equity Balance, September 30, 2017	69,382,753	$69,382	$11,025,120	$--	$(18,280,489)	$24,992	$(7,160,995)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash flow from operating activities:
Net loss and comprehensive loss	$(751,297)	$(4,651,526)
Comprehensive loss	(91,692)	(843,885)
Net loss	(659,605)	(3,807,641)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of deferred stock compensation	--	79,111
Accruals converted to related party loans	311,250	459,751
Depreciation and amortization	354	354
Discount amortization	64,701	75,313
Gain on write-off of accrued payroll taxes	--	(145,711)
Gain on settlement of accounts payable	--	(33,075)
Gain on foreign exchange	(680)	(592)
Impairment losses-intangible assets	--	3,340,027
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	887	(2,155)
(Increase) decrease in other receivables	5,985	(5,507)
Decrease in prepaid expenses	806	(302)
(Increase) decrease in other assets	700	(700)
Increase in accounts payable and accrued expenses	140,852	100,828
Decrease in deferred revenue	--	(225,000)
Increase in related party payables	135,771	151,594
Net cash provided (used) by operating activities	1,021	(13,705)

Net increase (decrease) in cash	1,021	(13,705)

Cash - beginning of period	--	14,769

Cash - end of period	$1,021	$1,064

NONCASH ACTIVITIES
Common stock subscriptions receivable	$--	$(100)
Conversion of related party payable to related party convertible promissory note	$311,250	$459,751

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$40	$30
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

As of September 30, 2017, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $751,297, an accumulated deficit of $18,280,489, and a working capital deficit of $3,341,229 as of September 30, 2017, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

Fair Value of Financial Instruments

As of September 30, 2017, and December 31, 2016, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2017, and December 31, 2016, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the nine months ended September 30, 2017 and 2016, respectively, unrealized exchange differences of ($1,228) and $444 were recognized.  As of September 30, 2017 and 2016, respectively, unrealized exchange differences of $6,899 and $7,523 have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2015	$7,079
Unrealized exchange differences during period	444
Balance, September 30, 2016	$7,523

Balance, December 31, 2016	$8,127
Unrealized exchange differences during period	(1,228)
Balance, September 30, 2017	$6,899

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

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of September 30, 2017, the Company has not commenced its principal operations, generating limited test sales of its security product line.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

As of September 30, 2017, the Company had not yet filed its 2013 through 2016 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the nine months ended September 30, 2017 and 2016, respectively, other comprehensive income (losses) of ($91,692) and ($843,885) have been recognized.  As of September 30, 2017 and 2016, respectively, other comprehensive income (loss) of $24,992 and $357,317 has been accumulated.   The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$7,079	1,194,123	1,201,202
Gain (loss)	444	(844,329)	(843,885)
Balance, September 30, 2016	$7,523	$349,794	$357,317

Balance, December 31, 2016	$8,127	$108,557	$116,684
Gain (loss)	(1,228)	(90,464)	(91,692)
Balance, September 30, 2017	$6,899	$(18,093)	$24,992

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

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).  ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. ASU 2017-11 also addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. ASU 2017-11 is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of September 30, 2017, and December 31, 2016, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC: AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the nine months ended September 30, 2017 and 2016, respectively, ($90,464) and ($844,329) in unrealized gains (losses) were recognized and included as part of comprehensive income (loss).  As of September 30, 2017, and December 31, 2016, respectively, $18,093 and $108,557 in cumulative unrealized gains were recognized, and the securities held a fair value of $30,155 and $120,619.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,062)	(708)
Property and equipment, net	$1,300	$1,654

During the nine months ended September 30, 2017 and 2016, respectively, $354 and $354 in depreciation was expensed.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consists of the following:

	September 30, 2017	December 31, 2016
Intellectual property, unencumbered	$--	$2,156,245
Accumulated amortization	--	(167,370)
Impairment losses	--	(1,988,875)
Intellectual property, unencumbered, net	--	--

Intellectual property, pledged to creditors	--	1,567,060
Accumulated amortization	--	(215,908)
Impairment losses	--	(1,351,152)
Intellectual property, pledged to creditors, net	$--	$--

During the nine months ended September 30, 2017 and 2016, respectively, the Company recognized $0 and $1,988,875 in impairment losses related to its unencumbered intellectual property, and $0 and $1,351,152 in impairment losses related to its intellectual property pledged to creditors, for a total of $0 and $3,340,027 in impairment losses.

During the nine months ended September 30, 2017 and 2016, respectively, no amortization was expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2017	December 31, 2016
Accounts payable-vendors	$659,721	$655,340
Accrued payroll and taxes	44,995	44,995
Accrued interest	641,765	505,703
Other liabilities	1,468	493

Total accounts payable and accrued expenses	$1,347,949	$1,206,531

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

NOTE 7. DEFERRED REVENUE

In connection with a certain Service Agreement dated June 30, 2014 (the “Service Agreement”), revenue received in the amount of $450,000 was deferred, to be recognized over the term of the agreement, or twelve (12) months. During the year ended December 31, 2014, the Company recognized a total of $225,000 as revenues earned. Due to certain events beyond the Company’s control, the customer was unable to meet the terms of the Service Agreement, and the contract expired.  There was no refund clause within the Service Agreement, and the remaining $225,000 in deferred revenues were recognized during the nine months ended September 30, 2016.

NOTE 8. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2017	December 31, 2016
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at September 30, 2017, and December 31, 2016:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, interest in the amount of $48,776 and $65,392 was expensed. As of September 30, 2017, and December 31, 2016, respectively, interest in the amount of $342,558 and $293,782 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

NOTE 9. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	September 30, 2017	December 31, 2016

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(103,273)	(167,974)
Total long-term notes payable, secured, net of discount	1,896,727	1,832,026

Notes payable, convertible, long-term, subordinate	1,960,294	1,649,044
Total long-term notes payable	3,857,021	3,481,070
Total notes payable	4,357,251	3,981,300

Accrued compensation	482,318	356,835
Reimbursable expenses/cash advances payable	153,393	143,105
Total related party payable	635,711	499,940

Total related party transactions	$4,992,962	$4,481,240

Related party notes payable consists of the following convertible notes payable at September 30, 2017, and December 31, 2016:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	863,000	5	$0.05	12/31/2021
E. William Withrow Jr.	670,830	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	1,960,294

Total convertible notes payable	$2,460,524

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

As of September 30, 2017, and December 31, 2016, respectively, affiliates and related parties are due a total of $4,992,962 and $4,481,240, which is comprised of promissory notes to related parties, net of unamortized discounts of $103,273 and $167,974, in the amount of $4,357,251 and $3,981,300; accrued compensation in the amount of $482,318 and $356,835; and reimbursable expenses/cash advances to the Company in the amount of $153,393 and $143,105; for a net increase of $511,722 and $964,853. During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, promissory notes to related parties increased by $311,250 and $626,965, unamortized discounts decreased by $64,701 and $100,575, accrued compensation increased by $125,483 and $150,285, and reimbursable expenses/cash advances increased by $10,288 and $87,028.

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, promissory notes to related parties, net of unamortized discounts, increased by $375,951 and $727,540, as a result of an increase in accrued compensation owed to related parties in the amount of $311,250 and $626,965 converted to convertible promissory notes; and a decrease in unamortized discount in the amount of $64,701 and $100,575.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, $436,733 and $777,250 in related party compensation was accrued, of which $311,250 and $626,965 was converted into convertible promissory notes, for a net increase in accrued compensation in the amount of $125,483 and $150,285.

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, reimbursable expenses/cash advances owed to related parties increased by $10,288 and $87,028 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $10,288 and $92,589; and repayments to related parties in the amount of $0 and $5,561.

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, $87,286 and $91,401 in interest on related party loans was expensed. As of September 30, 2017, and December 31, 2016, respectively, $299,207 and $211,921 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, a total of $0 and $104,072 in deferred stock compensation was expensed. No deferred stock compensation remained at September 30, 2017, and December 31, 2016.

As of September 30, 2017, and December 31, 2016, the Company had 69,382,753 shares of common stock issued and outstanding.

NOTE 11. STOCK OPTIONS AND AWARDS

Stock Options

As of September 30, 2017, and December 31, 2016, the Company had 102,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	3.55	328,000	$3.20
	102,500		$328,000	$3.20

Options Activity	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2016	102,500	$3.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at September 30, 2017	102,500	$3.20

During the nine months ended September 30, 2017, and the year ended December 31, 2016, respectively, the Company expensed no stock option compensation. There remained no deferred stock option compensation at September 30, 2017, and December 31, 2016.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

Restricted Stock Awards

During the nine months and the year ended September 30, 2017, and December 31, 2016, respectively, no restricted stock awards were granted and 0 and 572,921 restricted stock awards vested, for which $0 and $104,072 in deferred stock compensation was expensed. As of September 30, 2017, and December 31, 2016, respectively, no shares remain to be vested, and no deferred stock compensation remains to be expensed.

Restricted Stock Awards Activity	Number of	Deferred
	Shares	Compensation
Outstanding at December 31, 2015	572,921	$104,072
Granted	--	--
Vested	(572,921)	(104,072)
Forfeited/Canceled	--	--
Outstanding at December 31, 2016	--	$--

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2017, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period October 1, 2017, to December 31, 2022, the Company increased its loans from related parties by $1,011,906, from a total of $4,992,962 at September 30, 2017, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,131,920, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $4,493,271 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $844,889, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $3,595 as a result of (i) $4,607,148 in accrued compensation, of which $4,493,271 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $116,419. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

SEPTMBER 30, 2017, AND DECEMBER 31, 2016

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the nine months ending September 30, 2017, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of September 30, 2017, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of September 30, 2017, the Company had total assets of $38,276 compared with total assets of $136,433 at December 31, 2016. The decrease in total assets of $98,157 is attributable to an increase in cash of $1,021, a decrease in accounts receivable of $869, a decrease in other receivables of $5,985, a decrease in prepaid expenses of $806, a decrease in investment in securities of $90,464, depreciation of $354, and a decrease in other assets of $700.

As of September 30, 2017, the Company had total liabilities of $ 7,199,271 compared with total liabilities of $6,546,131 at December 31, 2016. The increase in total liabilities of $653,140 is attributable to an increase in accounts payable and accrued expenses of $141,418, an increase in related party payables of $135,771, and an increase in related party convertible notes payable, net of unamortized discount, of $375,951.

Results of Operations

Three and nine months ended September 30, 2017, compared to three and nine months ended September 30, 2016.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$––	$723	$649	$227,354

Cost of sales	$687	$1,523	$2,553	$7,580

Gross profit (loss)	$(687)	$(800)	$(1,904)	$219,774

General and administrative expenses	$144,537	$237,180	$457,578	$676,827

Impairment losses	$––	$––	$––	$3,340,027

Operating loss	$(145,224)	$(237,980)	$(459,482)	$(3,797,080)

Gain on extinguished debt	$––	$––	$––	$178,786

Interest expense	$(47,160)	$(40,293)	$(136,102)	$(114,626)

Discount amortization	$(21,804)	$(25,262)	$(64,701)	$(75,313)

Realized gain on currency translation	$184	$288	$680	$592

Net loss	$(214,004)	$(303,247)	$(659,605)	$(3,807,641)

Net comprehensive income (loss)	$26,116	$120,431	$(91,692)	$(843,885)

Net loss and comprehensive income (loss)	$(187,888)	$(182,816)	$(751,297)	$(4,651,526)

Revenue

For the three months ended September 30, 2017, no revenue was generated.

For the three months ended September 30, 2016, revenue in the amount of $723 consisted of limited sales resulting from test marketing of PearTrack tracking products.

For the nine months ended September 30, 2017, revenue in the amount of $649 consisted of limited sales resulting from test marketing of PearTrack tracking products.

For the nine months ended September 30, 2016, revenue in the amount of $227,354 consisted of $225,000 in consulting services fees and $2,354 in limited sales resulting from test marketing of PearTrack tracking products.

At September 30, 2017, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended September 30, 2017, cost of sales in the amount of $687 consisted of limited product and system costs related to the PearTrack product line.

For the three months ended September 30, 2016, cost of sales in the amount of $1,523 consisted of limited product and system costs related to the PearTrack product line.

For the nine months ended September 30, 2017, cost of sales in the amount of $2,533 consisted of limited product and system costs related to the PearTrack product line.

For the nine months ended September 30, 2016, cost of sales in the amount of $7,580 consisted of limited product and system costs related to the PearTrack product line.

At September 30, 2017, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	3-month	9-month
Legal and accounting fees	$4,000	$3,000	$12,000	$3,000	$1,000	$9,000
Management fees	139,423	187,028	436,983	555,818	(47,605)	(118,835)
Other outside services	––	––	––	250	––	(250)
Amortization of stock options/stock compensation	––	37,439	––	79,111	(37,439)	(79,111)
Depreciation	118	118	354	354	––	––
Rent expense	––	3,468	1,400	6,786	(3,468)	(5,386)
Office supplies and miscellaneous expenses	996	6,127	6,841	31,508	(5,131)	(24,667)
Total general and administrative expenses	$144,537	$237,180	$457,578	$676,827	$(92,643)	$(219,249)

General and administrative expenses in the amount of $144,537 for the three months ended September 30, 2017, were comprised of $4,000 of legal and accounting fees, $139,423 of management fees, $118 of depreciation, and $996 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $237,180 for the three months ended September 30, 2016, were comprised of $3,000 of legal and accounting fees, $187,028 of management fees, $37,439 of amortization of stock compensation, $118 of depreciation and amortization, $3,468 of rent expense, and $6,127 of office overhead and other general and administrative expenses.

General and administrative expenses of $144,537 for the three months ended September 30, 2017, as compared to $237,180 for the three months ended September 30, 2016, resulted in a decrease in general and administrative expenses for the current period of $92,643.  The decrease in general and administrative expenses of $92,643 was attributable to the following items:

•an increase in legal, accounting and professional fees of $1,000, due to an increase in auditor fees of $1,000; and

•a decrease in management of $47,605, due a reduction in management personnel; and

•a decrease in amortization of stock options/stock compensation of $37,439, due to fully amortized deferred stock compensation in the prior year, resulting in no expense in the current period; and

•a decrease in rent expense of $3,468, due to a reduction in office space; and

•a decrease in other general and administrative expenses of $5,131, due to decreases in office supplies and expense of $1,611travel of $1,939 and other office supplies and miscellaneous expenses of $1,581.

General and administrative expenses in the amount of $457,578 for the nine months ended September 30, 2017, were comprised of $12,000 of legal and accounting fees, $436,983 of management fees, $354 of depreciation, $1,400 of rent expense, and $6,841 of office overhead and other general and administrative expenses.

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

General and administrative expenses of $457,578for the nine months ended September 30, 2017, as compared to $676,827 for the nine months ended September 30, 2016, resulted in a decrease in general and administrative expenses for the current period of $219,249. The decrease in general and administrative expenses of $219,249 was attributable to the following items:

•an increase in legal, accounting and professional fees of $9,000, due to an increase in auditor fees of $9,000; and

•a decrease in management of $118,835, due a reduction in management personnel; and

•a decrease in other consulting fees of $250, due to a reduction in staff; and

•a decrease in amortization of stock options/stock compensation of $79,111, due to fully amortized deferred stock compensation in the prior year, resulting in no expense in the current period; and

•a decrease in rent expense of $5,386, due to a reduction in office space; and

•a decrease in other general and administrative expenses of $24,667, due to decreases in dues and subscriptions of $8,000, research and development of $8,500, taxes, licenses and permits of $2,942, and travel of $1,188; and an increase in other office supplies and miscellaneous expenses of $1,094.

General and administrative expenses for the nine months ended September 30, 2017 and 2016, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2017, the Company incurred a net loss of $659,605, compared with a net loss of $3,807,641 for the nine months ended September 30, 2016. The decrease in net loss of $3,148,036 is attributable to a decrease in revenue of $226,705, a decrease in cost of goods sold of $5,027, a decrease in general and administrative expenses of $219,249, a decrease in impairment losses of $3,340,027, a decrease in the gain on extinguishment of debt of $178,786, an increase in interest expense of $21,476, a decrease in discount amortization of $10,612, and an increase in realized gains on foreign currency changes of $88.

During the nine months ended September 30, 2017, the Company incurred a net comprehensive loss of $91,692, compared with a net comprehensive loss of $843,885 for the nine months ended September 30, 2016.  The decrease in net comprehensive loss of $752,193 is attributable to a decrease in unrealized gain on currency translation of $1,672, and a decrease in unrealized loss on securities of $753,865.

Liquidity and Capital Resources

Working Capital Deficit
	September 30, 2017	December 31, 2016	Increase (decrease)
Current assets	$1,021	$7,660	$(6,639)
Current liabilities	3,342,250	3,065,061	277,189
Working capital (deficit)	$(3,341,229)	$(3,057,401)	$283,828

As of September 30, 2017, the Company had $1,021 in cash, compared to none at December 31, 2016.

The Company had a working capital deficit of $3,341,229 as of September 30, 2017, compared to a working capital deficit of $3,057,401 at December 31, 2016.  The increase in working capital deficit of $283,828 is primarily attributable to an increase in cash of $1,021, a decrease in accounts receivable of $869, a decrease in other receivables of $5,985, a decrease in prepaid insurance of $806, an increase in accounts payable and accrued expenses of $141,418, and an increase in related party payable of $135,771.

Cash Flows	For the nine months ended
	September 30, 2017	September 30, 2016	Increase (decrease)
Net cash provided (used) by operating activities	$1,021	$(13,705)	$14,726
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	––	––
Net decrease in cash	$1,021	$(13,705)	$14,726

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, the Company was provided with $1,021 in cash flow from operating activities, compared with $13,705 used by operating activities for the nine months ended September 30, 2016. The increase in cash provided by operating activities of $14,726 is primarily attributable to a decrease in net loss from operations of $3,148,036; increases in foreign exchange gains of $88; decreases in stock compensation/stock option amortization of $79,111, accruals converted to related party loans of $148,501, discount amortization of $10,612, gain on extinguished debt of $178,786, and impairment losses of $3,340,027; increases in the changes in accounts receivable of $3,042, other receivables of $11,492, prepaid expenses of $1,108, other assets of $1,400, and accounts payable and accrued expenses of $40,024; and decreases in the changes in deferred revenue of $225,000, and related party payables of $15,823.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017 and 2016, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017 and 2016, the Company was provided with no cash flows from financing activities.

As of September 30, 2017, affiliates and related parties are due a total of $4,992,962, which is comprised of promissory notes to related parties, net of unamortized discounts of $103,273, in the amount of $4,357,251, accrued compensation in the amount of $482,318, and reimbursable expenses/cash advances to the Company in the amount of $153,393, for a net increase of $511,722. During the nine months ended September 30, 2017, promissory notes to related parties, net of unamortized discounts, increased by $375,951, accrued compensation increased by $125,483 and reimbursable expenses/cash advances owed to related parties increased by $10,288. All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $751,297, n accumulated deficit of $18,280,489, and a working capital deficit of $3,341,229, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2017, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2017, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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