Form 10-K
period 2017-12-31
ENIGMA-BULWARK, LTD
filed 2023-06-07
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☐

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

During 2016 through 2018, the Company sought financing for the further development of its intellectual property, including the finalization of the PearLoxx container locking and tracking prototype, and the commercialization of an updated PearTrack platform and tracking system.  In addition, strategic acquisitions were pursued to expand the Company’s intellectual property portfolio.

Due to the Company’s inability to successfully commercialize the PearTrack intellectual property acquired in 2013 (the “PearTrack IP”), all rights, title and interest in the PearTrack IP reverted to the former licensees on December 31, 2018, and, pursuant to the terms of the collateralized agreement, the related Note issued to the licensors (the “Note Holders”) was canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverted to the Note Holders.  As a result, in 2018, the Company recognized a gain on the extinguishment of debt of $2,000,000.

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

On April 12, 2021, Mr. Michael Gabriele resigned as President of Enigma-Bulwark Risk Management, Inc. and its subsidiaries9.  His resignation did not involve any disagreement with the Company.

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

14 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

15 https://www.prnewswire.com/news-releases/world-market-for-trailer-and-cargo-container-tracking-2020-2024---growing-at-a-cagr-of-16-2-the-total-market-size-is-forecast-to-reach-2-2-billion-in-2024--301097101.html

16 https://www.maritimekr.com/2021/03/23/maritime-insight-42/

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

Despite the heavy ﬂow of containers ﬂooding into ports every day, only 3% of these containers are physically inspected before entering the country 22. Since 9/11, concerns have been raised that terrorists can potentially take advantage of the ﬂaws in supply chains, utilizing unmonitored containers against national interests. In addition to suspecting the threat of a weapon of mass destruction arriving in a shipping container at a port, many also suspect that the money generated by organized cargo theft is being funneled back to fund terrorists activities, causing:

•Increased risks of terrorists smuggling mass destruction weapons and illegal dangerous goods

•Increased risk of bombs threatening the port security

•Increased the vulnerability of national security

17 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

18 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

19 https://www.bizbahrain.com/what-are-the-challenges-in-the-video-surveillance-market/

20 https://www.statista.com/markets/419/topic/489/water-transport/#overview

21 https://www.ccjdigital.com/business/article/15064734/recorded-cargo-theft-incidents-average-values-increased-in-2020

22 https://www.greenworldwide.com/the-difference-between-cargo-screening-vs-inspection/

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

23 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

24 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

25 https://www.marketsandmarkets.com/Market-Reports/smart-container-market-194648249.html

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

Facilities

At December 31, 2017, the Company’s principal executive office was located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s wholly-owned subsidiary, PearTrack Systems Group, Ltd., offices in Alameda, California, and Manchester, England, were vacated in 2017.

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

Personnel

As of December 31, 2017, the Company engaged 27 six (6) individuals, inclusive of two (2) executive officers / directors.  All personnel were full-time.

As of the date of filing of this Annual Report, the Company engages five (5) individuals, inclusive of three (3) executive officers / directors. All five (5) personnel are full-time.  In addition, the Company’s security operations, Enigma-Bulwark Security, Inc. maintains a staff of approximately forty-five (45) employees, of which thirty-five (35) are full-time and ten (10) are part-time.

Research and Development

During the years ended December 31, 2017 and 2016, respectively, the Company spent $0 and $8,500, respectively, on research and development of its product line.

During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report, the Company spent no funds on research and development of its product line, due to cash flow restraints.

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

On December 31, 2017, the shareholders’ list of the Company’s common shares pursuant to STC showed 107 registered shareholders and 67,821,405 shares outstanding. The total number of shares outstanding stated in the STC list of 67,821,405 includes 27 shares issued due to rounding, and does not include 1,561,375 shares issued to various consultants for services provided.

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

Equity Compensation Plan Information

The Company maintains the 2009 Stock Option Plan (the “2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company may grant incentive stock options only to employees, and non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board will administer the plan, and determine grants.

As of December 31, 2017, the Company had granted options to purchase a total of 724,755 shares of the Company’s restricted Common Stock, of which 492,255 have expired and 130,000 were forfeited/canceled.  There were 102,500 stock options outstanding at December 31, 2017.

During the years ended December 31, 2017 and 2016, the Company expensed no stock option compensation. There remained no deferred stock option compensation at December 31, 2017 and 2016.

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

During the years subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company expensed a total of $29,838 in stock option compensation. There remained $33,112 in deferred stock option compensation as of December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of Common Stock or other securities during the year ended December 31, 2017.

The Company did not purchase any of its shares of Common Stock or other securities subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Recent Sales of Unregistered Securities

There were no unregistered securities issued by the registrant during the year ended December 31, 2017, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

The following represents all unregistered securities issued by the registrant subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2017 and 2016, that appear elsewhere in this Annual Report.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2017 and 2016, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of December 31, 2017, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2017, the Company had total assets of $11,807 compared with total assets of $136,433 at December 31, 2016. The decrease in total assets of $124,626 is attributable to a decrease in accounts receivable of $869, a decrease in other receivables of $5,985, a decrease in prepaid expenses of $806, a decrease in investment in securities of $115,794, depreciation of $472, and a decrease in other assets of $700.

As of December 31, 2017, the Company had total liabilities of $7,429,739 compared with total liabilities of $6,546,131 at December 31, 2016. The increase in total liabilities of $883,608 is attributable to a decrease in accounts payable and accrued expenses of $211,346, an increase in related party payables of $170,757, and an increase in related party convertible notes payable, net of unamortized discount, of $501,505.

Results of Operations

The year ended December 31, 2017, compared to the year ended December 31, 2016

	For the year ended
	December 31, 2017	December 31, 2016
Revenue	$649	$228,020

Cost of sales	$3,250	$8,881

Gross profit (loss)	$(2,601)	$219,139

General and administrative expenses	$618,030	$960,947

Impairment losses	$––	$3,340,027

Operating loss	$(620,631)	$(4,081,835)

Gain on extinguished debt	$––	$178,786

Interest expense	$(184,560)	$(156,837)

Discount amortization	$(86,505)	$(100,575)

Realized gain on currency translation	$680	$204

Net loss	$(891,016)	$(4,160,257)

Unrealized gain (loss) on currency translation	$(1,424)	$1,048

Unrealized loss on securities	$(115,794)	$(1,085,566)

Net comprehensive loss	$(117,218)	$(1,084,518)

Net loss and comprehensive loss	$(1,008,234)	$(5,244,775)

Revenue

For the year ending December 31, 2017, revenue in the amount of $649 consisted of limited sales resulting from test marketing of PearTrack tracking products.

For the year ending December 31, 2016, revenue in the amount of $228,020 consisted of $225,000 in consulting services fees and $3,020 in limited sales resulting from test marketing of PearTrack tracking products.

At December 31, 2017, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the years ending December 31, 2017 and 2016, respectively, cost of sales in the amount of $3,250 and $8,881 consisted of manufacturing, packaging and shipping costs for the test marketing of PearTrack tracking product sales.

At December 31, 2017, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the year ended
	December 31, 2017	December 31, 2016	Variance
Legal and accounting fees	$32,000	$23,000	$9,000
Management fees	576,406	784,285	(207,879)
Other outside services	––	250	(250)
Amortization of stock compensation/stock options	––	104,072	(104,072)
Depreciation	472	472	––
Rent expense	1,400	11,201	(9,801)
Office supplies and miscellaneous expenses	7,752	37,667	(29,915)
Total general and administrative expenses	$618,030	$960,947	$(342,917)

General and administrative expenses in the amount of $618,030 for the year ended December 31, 2017, were comprised of $32,000 of legal and accounting fees, $576.406 of management fees, $472 of depreciation, $1,400 of rent, and $7,752 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $960,947 for the year ended December 31, 2016, were comprised of $23,000 of legal and accounting fees, $784,285 of management fees, $250 of other outside services, $104,072 of amortization of stock compensation/stock options, $472 of depreciation, $11,201 of rent, and $37,667 of office overhead and other general and administrative expenses.

General and administrative expenses of $618,030 for the year ended December 31, 2017, as compared to $960,947 for the year ended December 31, 2016, resulted in a decrease in general and administrative expenses of $342,917. The decrease in general and administrative expenses of $342,917 was attributable to the following items:

•an increase in legal and accounting fees of $9,000, due to an increase in auditor expense of $9,000; and

•a decrease in management fees of $207,879, due a reduction in management personnel; and

•a decrease in other outside services of $250, due to a reduction in staff; and

•a decrease in amortization of stock options of $104.072, due to fully amortized deferred stock compensation in the prior year, resulting in no amortization in the current year; and

•a decrease in rent expense of $9,801, due to a reduction in office space; and

•a decrease in other general and administrative expenses of $29,915, due to decreases in computer and internet expenses of $1,359, dues and subscriptions of $8,000, office expenses of $3,024, research and development of $8,500, taxes, licenses and permits of $4,705, travel expenses of $4,269, and other general expenses of $58.

General and administrative expenses for the years ended December 31, 2017 and 2016, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the year ended December 31, 2017, the Company incurred a net loss of $891,016 compared with a net loss of $4,160,257 for the year ended December 31, 2016.  The decrease in net loss of $3,269,241 is attributable to a decrease in gross revenue of $227,371, a decrease in costs of goods sold of $5,631, a decrease in general and administrative expenses of $342,917, a decrease in impairment losses of $3,340,027, a decrease in gain on extinguished debt of $178,786, an increase in interest expense of $27,723, a decrease in discount amortization of $14,070, and an increase in realized gain from currency translations of $476.

During the year ended December 31, 2017, the Company incurred a net comprehensive loss of $117,218, compared with a net comprehensive loss of $1,084,518 for the year ended December 31, 2016.  The decrease in net comprehensive loss of $967,300 is attributable to a decrease in unrealized gain on currency translation of $2,472, and a decrease in unrealized loss on securities of $969,772.

Liquidity and Capital Resources

Working Capital
	December 31, 2017	December 31, 2016	Increase (decrease)
Current assets	$––	$7,660	$(7,660)
Current liabilities	3,447,164	3,065,061	382,103
Working capital (deficit)	$(3,447,164)	$(3,057,401)	$389,763

As of December 31, 2017 and 2016, the Company had no cash.

The Company had a working capital deficit of $3,447,164 as of December 31, 2017, compared to a working capital deficit of $3,057,401 at December 31, 2016.  The increase in working capital deficit of $389,763 is attributable to a decrease in trade accounts receivables of $869; a decrease in other receivables of $5,985; a decrease in prepaid expenses of $806; an increase in accounts payable and accrued expenses of $211,346; and an increase in related party payable of $170,757.

Cash Flows	For the year ended
	December 31, 2017	December 31, 2016	Increase (decrease)
Net cash used by operating activities	$––	$(14,769)	$(14,769)
Net cash used by investing activities	––	––	––
Net cash used by financing activities	––	––	––
Net decrease in cash	$––	$(14,769)	$(14,769)

Cash Flows from Operating Activities

During the year ended December 31, 2017, the Company used no cash flow for operating activities, compared with $14,769 for the year ended December 31, 2016. The decrease in cash used by operating activities of $14,769 is attributable to a decrease in the net loss from operations of $3,269,241; an increase in foreign exchange gains of $476; decreases in amortization of deferred stock compensation of $104,072, accruals converted to related party loans of $211,965, discount amortization of $14,070, gains on extinguished debt of $178,786, and impairment losses of $3,340,027; increases in the changes in accounts receivable of $1,442, other receivables of $11,970, prepaid expenses of $806, other assets of $753, and accounts payable and accrued expenses of $63,937; and decreases in the changes in deferred revenue of $225,000, and related party payables of $66,556.

Cash Flows from Investing Activities

During the year ended December 31, 2017 and 2016, the Company used no cash flow for investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2017 and 2016, the Company was provided with no cash flow from financing activities.

As of December 31, 2017, affiliates and related parties are due a total of $5,153,502, which is comprised of promissory notes to related parties, net of unamortized discounts of $81,469, in the amount of $4,482,805, accrued compensation in the amount of $517,991, and reimbursed expenses/cash advances to the Company in the amount of $152,706; for a net increase of $672,262.  During the year ended December 31, 2017, promissory notes to related parties, net of unamortized discounts, increased by $501,505, accrued compensation increased by $161,156, and reimbursable expenses/cash advances increased by $9,601.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 and $0.25 per share.

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

As of December 31, 2017, the Company engaged six (6) individuals, inclusive of two (2) and executive officers and directors.  All personnel were full-time.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $1,008,234, an accumulated deficit of $18,511,900, and a working capital deficit of $3,447,164, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s review for impairment may also include the evaluation of key assumptions related to sensitivity in the projections, including estimates for varying levels of growth, such as aggressive, median, and conservative. In the Company’s evaluation for impairment, the conservative level of growth would be utilized. For additional information, see Impairment of Long-Lived Assets under Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements contained within this Annual Report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enigma-Bulwark, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enigma-Bulwark, Ltd. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $1,008,234 for the year ended December 31, 2017, an accumulated deficit of $18,511,900, and a working capital deficit of $3,447,164, as of December 31, 2017 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2021.

Margate, Florida
June 7, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Accounts receivable	$--	$869
Other receivables	--	5,985
Prepaid expenses	--	806
Total current assets	--	7,660

Non-current assets
Investment in securities	4,825	120,619
Property and equipment, net	1,182	1,654
Other assets	5,800	6,500
Total non-current assets	11,807	128,773

TOTAL ASSETS	$11,807	$136,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,417,877	$1,206,531
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	670,697	499,940
Total current liabilities	3,447,164	3,065,061

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	3,982,575	3,481,070
Total long-term liabilities	3,982,575	3,481,070
Total liabilities	7,429,739	6,546,131

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 issued and outstanding as of December 31, 2017, and December 31, 2016	69,382	69,382
Additional paid in capital	11,025,120	11,025,120
Accumulated deficit	(18,511,900)	(17,620,884)
Accumulated comprehensive income	(534)	116,684
Total stockholders’ deficit	(7,417,932)	(6,409,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,807	$136,433

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2017	December 31, 2016
Revenue
Service fees	$--	$225,000
Product sales	649	3,020
Total revenue	649	228,020
Cost of sales	3,250	8,881
Gross profit (loss)	(2,601)	219,139

Operating expenses
General and administrative expenses	618,030	960,947
Impairment losses	--	3,340,027
Total operating expenses	618,030	4,300,974

Operating loss	(620,631)	(4,081,835)

Other income (expenses)
Gain on write-off of accrued payroll taxes	--	145,711
Gain on settlement of accounts payable	--	33,075
Interest expense	(184,560)	(156,837)
Discount amortization	(86,505)	(100,575)
Realized gain on currency translation	680	204
Total other expenses	(270,385)	(78,422)

Net loss	(891,016)	(4,160,257)

Comprehensive income (loss)
Unrealized gain (loss) on currency translation	(1,424)	1,048
Unrealized loss on securities	(115,794)	(1,085,566)

Net comprehensive loss	(117,218)	(1,084,518)

Net loss and comprehensive loss	(1,008,234)	(5,244,775)

Net loss per share - basic and diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding – basic and diluted	69,382,753	69,382,753

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2015, as restated	69,516,089	$69,516	$10,920,448	$(100)	$(13,460,627)	$1,201,202	$(1,269,561)

Cancellation of common stock for services	(133,336)	(134)	134				--

Subscriptions canceled			(100)	100			--

Amortization of restricted stock awards			104,072				104,072

Reconciling adjustment			566				566

Net loss					(4,160,257)	(1,084,518)	(5,244,775)

Equity Balance, December 31, 2016	69,382,753	69,382	11,025,120	--	(17,020,884)	116,684	(6,409,698)

Net loss					(891,016)	(117,218)	(1,008,234)

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$--	$(18,511,900)	$(534)	$(7,417,932)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2017	December 31, 2016
Cash flow from operating activities:
Net loss and comprehensive loss	$(1,008,234)	$(5,244,775)
Comprehensive loss	(117,218)	(1,084,518)
Net loss	(891,016)	(4,160,257)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of deferred stock compensation	--	104,072
Accruals converted to related party loans	415,000	626,965
Depreciation and amortization	472	472
Discount amortization	86,505	100,575
Gain on write-off of accrued payroll taxes	--	(145,711)
Gain on settlement of accounts payable	--	(33,075)
Gain on foreign exchange	(680)	(204)
Impairment losses-intangible assets	--	3,340,027
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	869	(573)
(Increase) decrease in other receivables	5,985	(5,985)
Decrease in prepaid expenses	806	--
(Increase) decrease in other assets	700	(53)
Increase in accounts payable and accrued expenses	210,602	146,665
Decrease in deferred revenue	--	(225,000)
Increase in related party payables	170,757	237,313
Net cash used by operating activities	--	(14,769)

Net decrease in cash	--	(14,769)

Cash – beginning of period	--	14,769

Cash – end of period	$--	$--

NONCASH ACTIVITIES
Common stock subscriptions receivable	$--	$(100)
Conversion of related party payable to related party convertible promissory note	$415,000	$626,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$40	$45
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $1,008,234, an accumulated deficit of $18,511,900, and a working capital deficit of $3,447,164, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

DECEMBER 31, 2017 AND 2016

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

Fair Value of Financial Instruments

As of December 31, 2017 and 2016, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value.  The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs.  Certain Level 3 instruments may also be based on sales prices of similar assets.  The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.  As of December 31, 2017 and 2016, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the years ended December 31, 2017 and 2016, respectively, unrealized exchange differences of ($1,424) and $1,048 were recognized.   As of December 31, 2017 and 2016, unrealized exchange differences of $6,703 and $8,127, respectively, have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2015	$7,079
Unrealized exchange differences during period	1,048
Balance, December 31, 2016	8,127
Unrealized exchange differences during period	(1,424)
Balance, December 31, 2017	$6,703

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

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of December 31, 2017, the Company has not commenced its principal operations, generating limited test sales of its security product line.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017, the Company has not yet filed its 2013 through 2016 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes were due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the years ended December 31, 2017 and 2016, other comprehensive losses of $117,218 and $1,084,518 have been recognized.  As of December 31, 2017 and 2016, respectively, other comprehensive income (losses) of ($534) and $116,684 have been accumulated.  The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$7,079	$1,194,123	$1,201,202
Gain (loss)	1,048	(1,085,566)	(1,084,518)
Balance, December 31, 2016	8,127	108,557	116,684
Gain (loss)	(1,424)	(115,794)	(117,218)
Balance, December 31, 2017	$6,703	$(7,237)	$(534)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this standard are effective for the Company’s annual year and first fiscal quarter beginning on January 1, 2017, with early adoption permitted.  .

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  ASU 2017-04 will be effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted for testing performed after January 1, 2017.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  ASU 2017-01 will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted under certain conditions. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

NOTE 3.  INVESTMENT IN SECURITIES

As of December 31, 2017 and 2016, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) Common Stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the years ended December 31, 2017 and 2016, respectively, $115,794 and $1,085,566 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of December 31, 2017 and 2016, respectively, ($7,237) and $108,557 in cumulative unrealized gains (losses) were recognized, and the securities held a fair value of $4,825 and $120,619.

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

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2017	December 31, 2016
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,180)	(708)
Property and equipment, net	$1,182	$1,654

During the years ended December 31, 2017 and 2016, respectively, $472 and $472 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2017	December 31, 2016
Intellectual property, unencumbered	$--	$2,156,245
Accumulated amortization	--	(167,370)
Impairment losses	--	(1,988,875)
Intellectual property, unencumbered, net	--	--

Intellectual property, pledged to creditors	--	1,567,060
Accumulated amortization	--	(215,908)
Impairment losses	--	(1,351,152)
Intellectual property, pledged to creditors, net	$--	$--

During the years ended December 31, 2017 and 2016, respectively, the Company recognized $0 and $1,988,875 in impairment losses related to its unencumbered intellectual property, and $0 and $1,351,152 in impairment losses related to its intellectual property pledged to creditors, for a total of $0 and $3,340,027 in impairment losses.

During the years ended December 31, 2017 and 2016, no amortization was expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2017	December 31, 2016
Accounts payable-vendors	$680,719	$655,340
Accrued payroll and taxes	44,995	44,995
Accrued interest	690,223	505,703
Other liabilities	1,940	493

Total accounts payable and accrued expenses	$1,417,877	$1,206,531

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

NOTE 8.  NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2017	December 31, 2016
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at December 31, 2017 and 2016:

Description	Principal	Interest Rate (%)	Conversion Price	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand.  As of December 31, 2017 and 2016, respectively, $44,605 and $44,605 is outstanding, and no demand has been made.

As of December 31, 2017 and 2016, respectively, notes payable consists of unsecured promissory notes issued in the principal sum of $125,000 and $125,000, and unsecured convertible promissory notes issued in the principal sum of $688,755 and $688,755.  The notes bear interest at a rate of between 5 to 25 percent per annum, and are due within one (1) year of written demand or by December 31, 2015.  The convertible promissory notes are convertible into restricted shares of the Company’s Common Stock at a conversion price of between $0.05 to $0.25 per share.

During the years ended December 31, 2017 and 2016, respectively, interest in the amount of $65,213 and $65,392 was expensed. As of December 31, 2017 and 2016, respectively, interest in the amount of $358,995 and $293,782 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9.  RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31, 2017	December 31, 2016

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term-secured	2,000,000	2,000,000
Less: unamortized discount	(81,469)	(167,974)
Total long-term notes payable, secured, net of discount	1,918,531	1,832,026

Notes payable-convertible-long-term-unsecured	2,064,044	1,649,044
Total long-term notes payable	3,982,575	3,481,070
Total notes payable	4,482,805	3,981,300

Accrued compensation	517,991	356,835
Reimbursable expenses/cash advances payable	152,706	143,105
Total related party payable	670,697	499,940

Total related party transactions	$5,153,502	$4,481,240

Related party notes payable consists of the following convertible notes payable at December 31, 2017 and 2016:

Description	Principal	Interest Rate	Conversion Price	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	923,000	5	$0.05	12/31/2021
E. William Withrow Jr.	714,580	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	2,064,044

Total convertible notes payable	$2,564,274

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share.

As of December 31, 2017 and 2016, respectively, affiliates and related parties are due a total of $5,153.502 and $4,481,240, which is comprised of promissory notes to related parties, net of unamortized discounts of $81,469 and $167,974, in the amount of $4,482.805 and $3,981,300, accrued compensation in the amount of $517,991 and $356,835, and reimbursed expenses/cash advances to the Company in the amount of $152,706 and $143,105; for a net increase of $672,262 and $964,853. During the years ended December 31, 2017 and 2016, respectively, promissory notes to related parties increased by $415,000 and $626,965, unamortized discounts decreased by $86,505 and $100,575, accrued compensation increased by $161,156 and $150,285, and reimbursable expenses/cash advances increased by $9,601 and $87,028.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The following table summarizes the net changes to related party debt during the years ended December 31, 2016 and 2017:

	Total	Promissory Notes	Unamortized Discounts	Accrued Compensation	Expenses/Cash Advances

Balance, 12/31/2015	$3,516,387	$3,522,309	$(268,549)	$206,550	$56,077

Increases	869,839	--	--	777,250	92,589
Decreases	95,014	--	100,575	--	(5,561)
Conversions	--	626,965	--	(626,965)	--
Net change	964,853	626,965	100,575	150,285	87,028

Balance, 12/31/2016	4,481,240	4,149,274	(167,974)	356,835	143,105

Increases	586,958	--	--	576,156	10,202
Decreases	85,304	--	86,505	--	(601)
Conversions	--	415,000	--	(415,000)	--
Net change	672,262	415,000	86,505	161,156	9,601

Balance, 12/31/2017	$5,153,502	$4,564,274	$(81,469)	$571,991	$152,706

During the years ended December 31, 2017 and 2016, respectively, promissory notes to related parties, net of unamortized discounts, increased by $501,505 and $727,540 as a result of an increase in accrued compensation owed to related parties in the amount of $415,000 and $626,965 converted to convertible promissory notes; and a decrease in unamortized discount in the amount of $86,505 and $100,575.

During the years ended December 31, 2017 and 2016, respectively, $576,156 and $777,250 in related party compensation was accrued, of which $415,000 and $626,965 was converted into convertible promissory notes; for a net increase in accrued compensation in the amount of $161,156 and $150,285.

During the years ended December 31, 2017 and 2016, respectively, reimbursable expenses/cash advances owed to related parties increased by $9,601 and $87,028 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $10,202 and $92,589; and repayments to related parties in the amount of $601 and $5,561.

During the years ended December 31, 2017 and 2016, respectively, $119,308 and $91,401 in interest on related party loans was expensed. As of December 31, 2017 and 2016, respectively, $331,229 and $211,921 in interest on related party loans was accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Promissory Notes

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the principal sum of $3,000. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2017 and 2016, respectively, $18,200 and $11,230 in interest was expensed.  As of December 31, 2017 and 2016, respectively, $60,992 and $42,792 in interest has been accrued. No demand for repayment has been made.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2017 and 2016, respectively, $4,316 and $4,328 in interest was expensed.  As of December 31, 2017 and 2016, respectively, $24,332 and $20,016 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PTSG IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the years ended December 31, 2017 and 2016, respectively, $86,505 and $86,742 in discount amortization was expensed.  As of December 31, 2017 and 2016, respectively, $81,469 and $167,974 in unamortized discount remained.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes issued to Huntington Chase Ltd., an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company between 2009 and 2013 in the aggregate principal sum of $153,913, and assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the years ended December 31, 2017 and 2016, respectively, $10,774 and $10,804 in interest was expensed.  As of December 31, 2017 and 2016, respectively, $70,494 and $59,720 in interest has been accrued. No demand for repayment has been made.

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

On December 31, 2014, the Company issued a convertible promissory note in the amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr. Modifications to the note have been made through December 31, 2017, to adjust the principal balance to $714,580. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $43,749, if converted at the applicable conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $8,750.  During the years ended December 31, 2017 and 2016, respectively, $0 and $5,833 in discount amortization, and $30,280 and $21,581 in interest, was expensed.  As of December 31, 2017 and 2016, respectively, $0 and $0 of unamortized discount remained, and $64,642 and $34,362 in interest was accrued.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2017, to adjust the principal balance to $923,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $60,000, if converted at the applicable conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $12,000. During the years ended December 31, 2017 and 2016, respectively, $0 and $8,000 in discount amortization, and $38,679 and $26,740 in interest, was expensed.  As of December 31, 2017 and 2016, respectively, $0 and $0 of unamortized discount remained, and $82,005 and $43,326 in interest was accrued.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John Macey.  Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $426,424. The note bears interest at a rate of four percent (4%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.25 per share.  During the years ended December 31, 2017 and 2016, respectively, $17,059 and $11,705 in interest was expensed.  As of December 31, 2017 and 2016, respectively, $28,764 and $11,705 in interest was accrued. .

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

On December 4, 2013, the Company, through its wholly-owned subsidiary, PTSG, entered into a consulting agreement with Huntington Chase Financial Group, for the services of Mr. Edward W. Withrow III, a related party.  The consulting agreement provides for compensation in the amount of $240,000 per annum for an initial term of four (4) years.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer.  The agreement is for an initial term of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “Secured Note”) in the aggregate sum of $2,000,000. Pursuant to terms and conditions of the Secured Note, principal payments may be made prior to maturity without penalty when/if the Company meets certain funding and earnings goals.  Payments are defined as follows: 1) 10% of any equity investment of $2,100,000 or more; or 2) $250,000 each year the Company’s retained earnings reaches or exceeds $1,500,000; or 3) $250,000 each year the Company’s EBITDA reaches or exceeds $3,000,000. As of December 31, 2017 and 2016, no contingent payments have been made.

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was made upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2017, the Company has not commenced sales of the Licensed Product.

NOTE 11.  CAPITAL STOCK

The total number of authorized shares of Common Stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the years ended December 31, 2017 and 2016, respectively, 0 and 133,336 shares of the Company’s restricted Common Stock were canceled in connection with consulting services not provided pursuant to consulting agreements.  As a result, $0 and $134 was recorded to additional paid in capital.

During the years ended December 31, 2017 and 2016, respectively, a total of $0 and $104,072 in deferred stock compensation was expensed. No deferred stock compensation remained at December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company had 69,382,753 shares of Common Stock issued and outstanding.

NOTE 12.  STOCK OPTIONS AND AWARDS

Stock Options

As of December 31, 2017 and 2016, the Company had 102,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	3.30	$328,000	$3.20
	102,500		$328,000	$3.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2015	327,500	$2.65
Granted	--	--
Exercised	--	--
Expired / Cancelled	(225,000)	($2.76)
Outstanding at December 31, 2016	102,500	$3.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at December 31, 2017	102,500	$3.20

During the years ended December 31, 2017 and 2016, respectively, the Company expensed no stock option compensation. There remained no deferred stock option compensation at December 31, 2017 and 2016.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Restricted Stock Awards

During the years ended December 31, 2017 and 2016, respectively, no restricted stock awards were granted; and 0 and 572,921 restricted stock awards vested, for which $0 and $104,072 in deferred stock compensation was expensed. As of December 31, 2017 and 2016, there remained no shares to be vested, and no deferred stock compensation to be expensed.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2015	572,921	$104,072
Granted	--	--
Vested	(572,921)	(104,072)
Forfeited/Canceled	--	--
Outstanding at December 31, 2016	--	$--

NOTE 13.  INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2017 and 2016, was as follows:

	December 31, 2017	December 31, 2016

Loss and comprehensive loss before taxes	$(1,008,234)	$(5,244,775)
Comprehensive income (loss)	(117,794)	1,084,518
Loss before taxes	(891,016)	(4,160,257)
Statutory rate (Fed & State(s))	43%	43%

Computed expected tax payable (recovery)	(357,500)	(1,657,300)

Tax effect of non-deductible expenses:
Impairment loss	--	1,330,500
Discount amortization	37,100	40,100
Other	--	200
Total tax effect of non-deductible expenses	37,100	1,370,800

Change in valuation allowance	320,400	286,500

Income tax expense	$--	$--

Reported income taxes:
Federal	$--	$--
State	--	--
Total	$--	$--

The significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016, are as follows:

	December 31, 2017	December 31, 2016
Net operating loss carried forward	$4,735,000	$4,558,400
Officers’ accrued compensation	937,400	822,400
Accrued related party interest	100,400	71,600
Valuation allowance	(5,772,800)	(5,452,400)
Net deferred income tax asset	$--	$--

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The remaining net operating losses available to use toward future taxable income are as follows:

Tax Year	Net Operating Loss	Expires
2009	$1,044,200	2029
2010	2,542,800	2030
2011	2,403,700	2031
2012	746,200	2032
2013	767,900	2033
2014	2,096,500	2034
2015	1,543,900	2035
2016	349,300	2036
2017	443,400	2037
Total	$11,937,900

As of December 31, 2017, the Company had approximately $11,937,900 of federal net operating losses. The Company is open to examinations for the tax year 2011 through the current tax year.

NOTE 14.  SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2017, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period January 1, 2018, to December 31, 2022, the Company increased its loans from related parties by $851,366, from a total of $5,153,502 at December 31, 2017, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,066,366, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $4,389,521 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $823,085, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to Common Stock, and (ix) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $39,268 as a result of (i) $4,467,725 in accrued compensation, of which $4,389,521 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,732.  All outstanding related party notes payable bear interest at the rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

DECEMBER 31, 2017 AND 2016

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

On December 31, 2018, in connection with the Company’s inability to successfully commercialize the intellectual property acquired from PearTrack Systems Group in 2013 (collectively, the “PearTrack IP”), all rights, title and interest in the PearTrack IP reverted to the former licensees and, pursuant to the terms of the collateralized agreement, the related Senior Secured Promissory Note (the “Note”) issued to the former licensees (the “Note Holders”) is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

On May 1, 2019, the Company entered into a Consulting Agreement with Mr. David Rocke. The agreement is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals, as well as 12.5% of Enigma-Bulwark Security, Inc. adjusted gross earnings, as defined within the agreement.  In addition, the agreement includes a grant of 6,875,093 options to purchase shares of the Company’s Common Stock, valued at $39,875 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met. .The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

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

DECEMBER 31, 2017 AND 2016

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

DECEMBER 31, 2017 AND 2016

Management Changes:

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

As of December 31, 2017, the end of the Company’s fiscal year covered by this report, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2017, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2017, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2017:

Name	Position Held with the Company	Age [1]	Date First Elected or Appointed
E. William Withrow Jr.	President and Chief Executive Officer Director Chairman of the Board	80	October 17, 2014 July 2, 2009 November 5, 2015
Calli R. Bucci	Chief Financial Officer Secretary	53	August 16, 2011 November 1, 2011
John L. Ogden	Director	64	March 3, 2008
William B. Nesbitt	Director	78	November 6, 2011
Dr. Martin A. Blake	Director	61	August 12, 2010
John D. Macey	Director	55	October 17, 2014
Philip J. Woolas	Director	58	February 20, 2015
[1] As of December 31, 2017.

The following table represents the directors and executive officers of the Company as of the date of filing of this Annual Report:

Name	Position Held with the Company	Age [2]	Date First Elected or Appointed
Clive Oosthuizen	President and Chief Executive Officer Director	47	April 6, 2021 October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	58	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	32	October 8, 2019
William B. Nesbitt	Director	82	November 6, 2011
Dr. Martin A. Blake	Director	65	August 12, 2010
Philip J. Woolas	Director	62	February 20, 2015
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

On April 12, 2021, Mr. Michael Gabriele resigned as President of Enigma-Bulwark Risk Management, Inc., and its subsidiaries.  His resignation did not involve any disagreement with the Company

There are currently nine (9) total seats on the Company’s Board, of which four (4) are vacant and shall remain open until new members are elected at the next annual meeting of the shareholders, or they are duly appointed by the Board.

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

Audit Committee

At December 31, 2017, the Company’s audit committee consisted of Mr. John L. Ogden, chairperson, and Mr. E. William Withrow Jr. During the calendar year 2017, the business of the audit committee was conducted though teleconferences.  Formal communications to the Board were made during meetings held by the Board and in writing via email.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company under Rule 16a-3€ during the year ended December 31, 2017, Forms 5, and any amendments thereto, furnished to the Company with respect to the year ended December 31, 2017, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2017, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2017 and 2016.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
E. William Withrow Jr.	2017	175,000	[1]	None	None	None	None	None	13.460	[5]	188,460
President, CEO, Director	2016	175,000	[1]	None	None	None	None	None	30,286	[5]	205,286
Calli R. Bucci	2017	120,000	[2]	None	None	None	None	None	27,696	[5]	147,696
Chief Financial Officer, Secretary	2016	120,000	[2]	None	None	None	None	None	None		120,000
John D. Macey	2017	None		None	None	None	None	None	None		None
Chief Technical Officer, Director	2016	181,500	[3]	None	None	None	None	None	30,464	[5]	211,964
Edward W. Withrow III	2017	240,000	[4]	None	None	None	None	None	None		240,000
Key Consultant, Former Executive Chairman (2009-2015)	2016	240,000	[4]	None	None	None	None	None	None		240,000

[1]

Pursuant to employment agreement dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2017, $714,580 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[2]	Pursuant to consulting agreement with MJ Management Services, Inc. dated December 1, 2014. All compensation earned under this agreement is deferred until the Company reaches certain funding goals.

[3]

Pursuant to employment agreement dated December 1, 2014.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals.  As of December 31, 2017, $426,464 has been converted into a convertible promissory, accrues interest at 4% per annum, and is convertible into the Company’s Common Stock at $0.25 per share.

[4]

Pursuant to consulting agreement with Huntington Chase Financial Group dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2017, $923,000 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[5]	Accrued vacation.

The table below summarizes the compensation paid by the Company subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report:

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

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement is for a period of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. The agreement was renewed for an additional year, expiring October 31, 2018.  On November 1, 2018, the Company entered into a new consulting agreement with MJ Management Services Inc. for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

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

Equity Compensation Plan

The Company maintains the 2009 Stock Option Plan (the “2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company may grant incentive stock options only to employees, and non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board will administer the plan, and determine grants.

As of December 31, 2017, the Company has granted options to purchase a total of 724,755 shares of the Company’s restricted Common Stock, of which 492,255 have expired and 130,000 were forfeited/canceled.  There were 102,500 options outstanding at December 31, 2017.

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

* Plan expired 2019

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited, and 11,562,569 were outstanding.

Stock Options/SAR Grants

No options were granted to the Company’s directors and officers during the years ended December 31, 2017 and 2016.

The following options were granted subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal years ended December 31, 2017 or 2016, by any officer or director of the Company.

The following options were exercised subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

The following table represents the outstanding equity awards as of December 31, 2017:

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

During the year ended December 31, 2017, no stock option compensation was expensed. There remained no deferred stock option compensation at December 31, 2017.

The following table represents the outstanding equity awards as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report :

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

Compensation of Directors

As of December 31, 2017, the Company had no formal plan for compensating its directors for their service in their capacity as directors.  However, the Company’s directors and certain officers have received stock options to purchase common shares under the Company’s 2009 Stock Option Plan, and may receive additional stock options at the discretion of the Company’s Board or (as to future grants) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors.  The Company’s Board may award special remuneration to any director undertaking any special services on the Company’s behalf other than services ordinarily required of a director.  As of December 31, 2017, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control.  There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.  The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except stock options that may be granted at the discretion of the Board or a committee thereof.

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

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of the Company’s Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	52,880,217	[2]	53.36%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	30,841,078	[3]	31.12%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	23.73%
Phyllis De Moubray	Chesters Mountain Street	Chilham, Kent CT4 8DQ UK	7,713,783	[5]	11.12%
Brook Invest & Finance S.A.	PO Box 146	Road Town, Totorla, BVI	5,706,506	[6]	8.22%
Paul B. Burke	Heron House, Withinlee Road	Prestbury, Cheshire SK10 4AT UK	3.851,892	[7]	5.55%
Adrian Pegler	4 Highmoor View	Waterhead Oldham OL4 2SL UK	3,821,076	[8]	5.51%
Directors and Executive Officers:
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	20,772,775	[9]	24.44%
John D. Macey	Parkfield, Park Road	Willaston Neston Cheshire CH64 1TJ UK	5,672,804	[10]	7.97%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	2,941,384	[11]	4.24%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	2,306,058	[12]	3.32%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	9,842,143	[13]	12.53%
Martin A. Blake	#16 - 03 Adria, 12 Derbyshire Road	Novena, Singapore 309466	5,000	[14]	0.01%
Directors and officers as a group (6 shareholders)			41,540,164		52.51%

[1]

Based upon 69,382,753 shares issued and outstanding at December 31, 2017, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other beneficial shareholder or person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]

Includes direct beneficial ownership of 5,477,230 common shares; and indirect beneficial ownership of (i) 100,000 common shares held by M. Katuska Sandoval, spouse; and (ii) 30,841,078 common shares held by Huntington Chase Financial Group, and 16,461,909 common shares held by Withrow Sinclair & Co., entities controlled by Edward W. Withrow, III. See Footnote [3] and [4].

[3]	Includes direct beneficial ownership of 1,115,324 common shares, and 29,725,754 common shares deemed outstanding in connection with convertible debt. Entity controlled by Edward W. Withrow, III.

[4]	Includes direct beneficial ownership of 16,461,909 common shares. Entity controlled by Edward W. Withrow, III.

[5]	Includes direct beneficial ownership of 7,703,783 common shares; and indirect beneficial ownership of 10,000 common shares held by Arran De Moubray, spouse.

[6]	Includes direct beneficial ownership of 5,706,506 common shares. Entity controlled by Kiran Patel, The Whitmill Trust Company, Ltd., whose address is 17 Esplanade, St Helier, Jersey, JE1 1WT, UK.

[7]	Includes direct beneficial ownership of 3,851,892 common shares.

[8]	Includes direct beneficial ownership of 3,821,076 common shares.

[9]

Includes direct beneficial ownership of 5,173,355 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2017; and 15,584,420 common shares deemed outstanding in connection with convertible debt.

[10]	Includes direct beneficial ownership of 3,851,892 common shares and 1,820,912 common shares deemed outstanding in connection with convertible debt.

[11]

Includes direct beneficial ownership of 2,925,384 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2017; and indirect beneficial ownership of 1,000 common shares held by Yvonne T. Ogden, spouse.

[12]

Includes direct beneficial ownership of 1,779,808 common shares and 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2017; and indirect beneficial ownership of (i) 21,250 common shares held by child and (ii) 500,000 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

[13]	Includes direct beneficial ownership of 664,063 common shares and 9,178,080 common shares deemed outstanding in connection with convertible debt.

[14]	Includes direct beneficial ownership of 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2017.

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

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	75,832,273	[2]	41.30%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	53,793,134	[3]	29.30%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	12.05%
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	29,721,204	[5]	19.10%
Kyle W. Withrow	2722 Mirasol Loop	Round Rock, TX 78681	15,934,695	[6]	10.93%
Leafy Lane, Ltd.	48 Par La Ville Road, Suite 775	Hamilton, Bermuda HM11	12,082,960	[7]	8.76%
Michael Gabriele	4753 Rafi Road	Easton, PA 18045	10,020,442	[8]	7.26%
Phyllis De Moubray	Chester Mountain Street	Chilham Kent CT48DQ UK	7,713,783	[9]	5.65%
Directors and Executive Officers:
Clive Oosthuizen	5 Omnia Avenue	Bellville, Cape Town, South Africa 7530	19,248,973	[10]	12.87%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	28,216,928	[11]	17.95%
Yinuo Jiang	3559 Sawtelle Blvd., #1	Los Angeles, CA 90066	12,000,940	[12]	8.35%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	3,797,283	[13]	2.73%
Martin Blake	#16 – 03 Adria 12 Derbyshire Road	Novena 309466 Singapore	500,000	[14]	0.37%
Philip Woolas	16 Church Walk	Brentford Middlesex TW8 8DB UK	500,000	[15]	0.37%
Directors and officers as a group (6 shareholders)			64,264,124		42.64%

[1]

Based upon 136,591,547 Common Stock shares issued and outstanding at February 28, 2023, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2017, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

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

The following represent additional related parties subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Kasper Group, Ltd., a beneficial shareholder, is controlled by Kyle W. Withrow, former President, Chief Executive Officer and Board member (2018-2021).

Leafy Lane Limited, a beneficial shareholder, is controlled by David Rocke, a former Board member (2019-2021).

Stock Issuances:

No Common Stock was issued to any related party during the year ended December 31, 2017.

The following represent the stock issuances to related parties subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

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

On August 31, 2021, in connection with the conversion of related party debt in the amount of $1,238,251, the Company issued an aggregate of 14,326,007 shares of restricted Common Stock to six (6) related parties, including three (3) officers, of which $941,096 was at a conversion price of $0.05 per share, and $297,155 was at a conversion price of $0.07 per share.  Of these shares, 4,495,909 shares were issued to Mr. E. William Withrow Jr., 4,245,075 shares were issued to Mr. Kyle, W. Withrow, 4.346,790 shares were issued to Ms. Calli Bucci, 2,000,000 shares were issued to Ms. Yinuo Jiang, 5,650,384 shares were issued to Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, and 2,328,833 shares were issued to Mr. Clive Oosthuizen.

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

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement is for an initial term of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. The agreement was renewed for an additional year, expiring October 31, 2018.

The following represent the agreements entered into with related parties subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

Related Party Payable:

Promissory Notes and Accrued Interest:

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the principal sum of $3,000. Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2017, $18,200 in interest was expensed.  As of December 31, 2017, $60,992 in interest has been accrued, and no demand for repayment has been made. During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $54,346 in interest was expensed, and cash payments to HCFG totaling $260,000 in principal and $115,338 in interest were made.  As of December 31, 2022, the note and  accrued interest has been paid in full.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317. The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2017, $4,316 in interest was expensed.  As of December 31, 2017, $24,332 in interest has been accrued. During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $21,512 in interest was expensed, and cash payments to the holder totaling $500 in principal were made.  As of December 31, 2022, $85,817 in principal and $45,844 in accrued interest remained. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PTSG IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the year ended December 31, 2017, $86,505 in discount amortization was expensed.  As of December 31, 2017, $81,469 in unamortized discount remained.  On December 31, 2018, in connection with the Company’s inability to successfully commercialize the  PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the former licensees and, pursuant to the terms of the collateralized agreement, the PTSG Note issued to the Note Holders is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a modification to consolidate all promissory notes payable to Huntington Chase Ltd., an entity controlled by Mr. Edward W. Withrow III, a related party, in the aggregate principal sum of $153,913, for cash loans made to the Company between 2009 and 2013, and to assign the note in its entirety, including accrued interest of $27,368, to Huntington Chase Financial Group, an entity also controlled by Mr. Withrow III.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the year ended December 31, 2017, $10,774 in interest was expensed.  As of December 31, 2017, $70,494 in interest has been accrued, and no demand for repayment has been made. During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $53,898 in interest was expensed.  As of December 31, 2022, $153,913 in principal and $124,392 in accrued interest remained.

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

On December 31, 2014, the Company issued a convertible promissory note in the amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr., a related party.  Modifications to the note have been made through December 31, 2017, to adjust the principal balance to $714,580. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. A portion of the principal in the amount of $43,749, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price has been recorded as a discount on the note in the amount of $8,750, and was fully amortized as of December 31, 2016.  During the year ended December 31, 2017, $30,280 in interest was expensed.  As of December 31, 2017, $64,642 in interest has been accrued. During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $219,744 in interest was expensed, and cash payments to the holder totaling $1,000 in principal were made. On August 31, 2021, $224,795 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock. As of December 31, 2022, $893,256 in principal and $59,591 in accrued interest remained.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2017, to adjust the principal balance to $923,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. A portion of the principal in the amount of $60,000, if converted at the conversion price of $0.25, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $12,000, and was fully amortized as of December 31, 2016. During the year ended December 31, 2017, $38,679 in interest, was expensed.  As of December 31, 2017, $82,005 in interest has been accrued. During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $275,432 in interest was expensed, and additional modifications to the note were made to increase the principal balance by $200,000. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock. As of December 31, 2022, $1,123,000 in principal and $74,918 in accrued interest remained.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John Macey, a related party.  Modifications to the note have been made through December 31, 2016, to adjust the principal balance to $426,424. The note bears interest at a rate of 4% per annum, is due December 31, 2023, and is convertible into the Company's Common Stock at a conversion price of $0.25 per share.  During the year ended December 31, 2017, $17,059 in interest was expensed.  As of December 31, 2017, $28,764 in interest has been accrued. During the years ended December 31, 2018, through October 4, 2019, $34,116 in interest was expensed.  On October 4, 2019, Mr. Macey was not reelected to the Board, and the note and $62,880 in accrued interest was reclassified to non-related party debt.

The following represent the promissory notes issued to related parties subsequent to December 31, 2017, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

On December 31, 2018, the Company issued a convertible promissory note in the principal amount of $40,000 for unpaid compensation owing in connection with a consulting agreement with Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $1,000,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $180,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $120,000, to be expensed over the term of the note. During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $120,000 in discount amortization and $95,311 in interest was expensed, and $138,475 in principal and $2,172 in interest payments were made to the holder.  As of December 31, 2022, no unamortized discount remained, and $93,139 in interest has been accrued.

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

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $60,000 for unpaid compensation owed to Mr. Clive Oosthuizen, a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $564,230. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $150,000, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $99,000. During the years ended December 31, 2020, through December 31, 2022, $99,000 in discount amortization and $45,719 in interest was expensed. On August 31, 2021, $100,000 in principal and $16,442 in accrued interest was converted into 2,328,833 shares of the Company’s restricted Common Stock. As of December 31, 2022, no unamortized discount remained, and $29,277 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $100,000 for unpaid compensation owed to Mr. David Rocke, a related party. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. The conversion price on the issuance date resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $29,032.  During the years ended December 31, 2020, through December 31, 2022, $29,032 in discount amortization, and $15,014 in interest, was expensed.  As of December 31, 2022, no unamortized discount remained, and $15,014 in interest has been accrued. The requisite funding goals for repayment have not been met.

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

On December 31, 2019, the Company issued a convertible promissory note in the amount of $199,425 for unpaid compensation owed to Mr. Kyle W. Withrow, a related party. Modifications to the note have been made through June 30, 2021, to adjust the principal balance to $403,816. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $280,195, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $176,194.  During the years ended December 31, 2020, through December 31, 2022, $103,749 in discount amortization and $52,890 in interest was expensed.  As of December 31, 2022, $72,445 in unamortized discount remained, and $52,890 in interest has been accrued.

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

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

Accrued Compensation and Benefits:

During the year ended December 31, 2017, $576,156 in related party compensation was accrued, of which $415,000 was converted to convertible promissory notes, for a net increase in accrued compensation in the amount of $161,156.  As of December 31, 2017, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $30,285; Ms. Calli R. Bucci in the amount of $419,246; and Mr. John Macey in the amount of $55,000; for a total accrued compensation owed in the amount of $517,991, as follows:

Related Party		For the year ended December 31, 2017
	Balance	Compensation	Compensation	Conversion to	Balance
	December 31, 2016	Accrued	Paid	Promissory Note	December 31, 2017
E. William Withrow Jr.	$30,285	$188,460	$––	$(175,000)	$43,745
Calli R. Bucci	271,550	147,696	––	––	419,246
John Macey	55,000	––	––	––	55,000
Huntington Chase, LLC	––	240,000	––	(240,000)	––
Total	$356,835	$576,156	$––	$(415,000)	$517,991

During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $4,467,725 in related party compensation was accrued, of which $4,389,521 was converted to convertible promissory notes, $62,472 was paid (not inclusive of payments made against promissory notes, referenced below table), and $55,000 was reclassified to non-related party accrued compensation, for a net decrease in accrued compensation in the amount of $39,268. As of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $54,000; Mr. David Rocke in the amount of $100,064; Mr. Michael Gabriele in the amount of $41,409; Mr. William B. Nesbit in the amount of $78,000; Mr. John L. Ogden in the amount of $50,250; Mr. Martin Blake in the amount of $77,500; and Mr. Philip Woolas in the amount of $77,500; for a total accrued compensation owed in the amount of $478,723, as follows:

Related Party		January 1, 2018, through December 31, 2022
	Balance	Compensation Accrued		Compensation Paid		Conversion to Promissory Note		To Non-Related Party Accrued Payroll	Balance
	December 31, 2017								December 31, 2022
E. William Withrow Jr.	$43,745	$189,931		$––	[2]	$(179,676)	[2]	$––	$54,000	[1]
Calli R. Bucci	419,246	731,924		(1,000)	[3]	(1,150,170)	[3]	––	––
John Macey	55,000	––		––		––		(55,000)	––
Huntington Chase, LLC	––	1,200,000		––	[4]	(1,200,000)	[4]	––	––
Kyle W. Withrow	––	406,316		(2,500)		(403,816)		––	––
Clive Oosthuizen	––	679,230			[5]	(679,230)	[5]	––	––
David Rocke	––	227,050	[6]	(26,986)	[6]	(100,000)		––	100,064	[5]
Michael Gabriele	––	423,024	[6]	(26,986)	[6]	(354,629)	[7]	––	41,409	[5]
Yinuo Jiang	––	325,000		(3,000)	[9]	(322,000)		––	––
William B. Nesbitt	––	78,000		––	[8]	––		––	78,000	[1]
John L. Ogden	––	51,250		(1,000)		––		––	50,250	[1]
Martin Blake	––	78,000		(500)		––		––	77,500	[1]
Philip Woolas	––	78,000		(500)		––		––	77,500	[1]
Total	$517,991	$4,467,725		$(62,472)		$(4,389,521)		$(55,000)	$478,723

[1]	Director Compensation
[2]	Does not reflect payment applied as a reduction to promissory note in the amount of $1,000.
[3]	Does not reflect payment applied as a reduction to promissory note in the amount of $55,000.
[4]	Does not reflect payments applied as reduction to promissory note totaling $260,000, or payments applied as reduction to accrued interest on promissory note totaling $117,510.
[5]	Does not reflect payment applied as a reduction to promissory note in the amount of $12,500.
[6]	Includes profit participation in the amount of $68,395, and payment of profit participation of $26,986.
[7]	Does not reflect payments applied as reduction to promissory note totaling $30,000.
[8]	Does not reflect payment applied as a reduction to promissory note in the amount of $500.
[9]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,000.

During the year ended December 31, 2017, operating expenses paid by officers/directors and beneficial shareholders for the Company increased by $2,702; cash loans made by officers/directors and beneficial shareholders to the Company increased by $7,500; and repayments were made in the amount of $601; for a net increase in reimbursable expenses/cash advances in the amount of $9,601.  As of December 31, 2017, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $116,152; Mr. John Macey in the amount of $5,022; Mr. William B. Nesbitt in the amount of $8,215; and Huntington Chase LLC, whose principal, Mr. Edward W. Withrow III, is a beneficial shareholder, in the amount of $3,587; for a total reimbursable expenses/cash advances owed to related parties in the amount of $152,706, as follows:

		For the year ended December 31, 2017
	Balance	Expenses paid by	Cash Loans	Repayments to	Balance
	December 31, 2016	Related Party	to Company	Related Party	December 31, 2017
E. William Withrow Jr.	$19,730	$––	$––	$––	$19,730
Calli R. Bucci	105,950	2,702	7,500	––	116,152
John Macey	5,022	––	––	––	5,022
William B. Nesbitt	8,215	––	––	––	8,215
Huntington Chase, LLC	4,188	––	––	(601)	3,587
Total	$143,105	$2,702	$7,500	$(601)	$152,706

During the years ended December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, operating expenses paid by officers/directors and beneficial shareholders for the Company increased by $9,771; cash loans made by officers/directors and beneficial shareholders to the Company increased by $100; cash repayments were made in the amount of $120,581; and $5,022 was reclassified to non-related party accounts payable; for a net decrease in reimbursable expenses/cash advances in the amount of $115,732.  As of December 31, 2022, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $9,029; and Mr. William B. Nesbitt in the amount of $8,215; for a total reimbursable expenses/cash advances owed to related parties in the amount of $36,974, as follows:

		January 1, 2018, through December 31, 2022
	Balance	Expenses paid by	Cash Loans	Repayments to	To Non-Related	Balance
	December 31, 2017	Related Party	to Company	Related Party	Party Payable	December 31, 2022
E. William Withrow Jr.	$19,730	$––	$––	$––	$––	$19,730
Calli R. Bucci	116,152	8,556	––	(115,679)	––	9,029
John Macey	5,022	––	––	––	(5,022)	––
William B. Nesbitt	8,215	––	––	––	––	8,215
Huntington Chase, LLC	3.587	1,215	100	(4,902)	––	––
Total	$152,706	$9,771	$100	$(120,581)	$(5,022)	$36,974

Summary

As of December 31, 2017, affiliates and related parties were due a total of $5,153,502, which is comprised of promissory notes to related parties, net of unamortized discounts of $81,469, in the amount of $4,482,805, accrued compensation in the amount of $517,991, and reimbursed expenses/cash advances to the Company in the amount of $152,706, for a net increase of $672,262. During the year ended December 31, 2017, promissory notes to related parties increased by $415,000, unamortized discounts decreased by $86,505, accrued compensation increased by $161,156, and reimbursable expenses/cash advances increased by $9,601.

During the year ended December 31, 2017, promissory notes to related parties, net of unamortized discounts, increased by $501,505 as a result of an increase in accrued compensation owed to related parties in the amount of $415,000 converted to convertible promissory notes; and a decrease in unamortized discount in the amount of $86,505.

During the year ended December 31, 2017, $576,156 in accrued compensation was accrued, of which $415,000 was converted into convertible promissory notes, for a net increase in accrued compensation in the amount of $161,156.

During the year ended December 31, 2017, reimbursable expenses/cash advances owed to related parties increased by $9,601 as a result of an increase in cash loans to the Company in the amount of $7,500; expenses paid by related parties on behalf the Company in the amount of $2,702; and repayments to related parties for advances in the amount of $601.

During the year ended December 31, 2017, $119,308 in interest on related party loans was expensed. As of December 31, 2017, $331,229 in accrued interest on related party loans has been accrued.

During the years ended December 31, 2018, through December 31, 2022, and as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

As of December 31, 2022, affiliates and related parties are due a total of $6,004,868, which is comprised of promissory notes to related parties, net of unamortized discounts of $310,878, in the amount of $5,489,171, accrued compensation in the amount of $478,723, and reimbursed expenses/cash advances to the Company in the amount of $36,974. During the years ended December 31, 2018, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,006,366, accrued compensation decreased by $39,268, and reimbursable expenses/cash advances decreased by $115,732, for a net increase of $851,366.

During the years ended December 31, 2018, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,006,366 as a result of $299,750 reclassified from non-related party transactions; $426,464 reclassified to non-related party transactions; $4,389,521 converted from accrued compensation; an increase in discounts resulting from beneficial conversion features of $1,052,494; a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt; a decrease in unamortized discount of $823,085; payments to the Company in the amount of $5,500 for stock award payments; $521,557 converted to Common Stock; and payments to related parties in the amount of $499,975.

During the years ended December 31, 2018, through December 31, 2022, $4,467,725 in related party compensation was accrued, of which $4,389,521 was converted into convertible promissory notes; $55,000 was reclassified to non-related party transactions; payments to the Company were made in the amount of $6,500 for related party stock awards; and payments to related parties were made in the amount of $55,972; for a net decrease in related party accrued compensation in the amount of $39,268.

During the years ended December 31, 2018, through December 31, 2022, reimbursable expenses/cash advances owed to related parties decreased by $115,732 as a result of an increase in cash loans to the Company in the amount of $100; expenses paid by related parties on behalf the Company in the amount of $9,771; repayments to related parties in the amount of $120,581; and $5,022 reclassified to non-related party transactions.

During the years ended December 31, 2018, through December 31, 2022, $1,114,611 in interest on related party loans was expensed, $123,152 in interest payments were made to related parties, $716,694 was converted to Common Stock, and $5,846 in accrued interest was reclassified to non-related party accrued interest, for a net increase in accrued interest on related party loans in the amount of $280,611. As of December 31, 2022, $611,840 in accrued interest on related party loans has been accrued.

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

As of December 31, 2017, the Company acted with six directors, consisting of Mr. John L. Ogden, Mr. E. William Withrow, Jr., Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas, and Mr. John D. Macey.  The Company determined that Mr. John L. Ogden, Mr. William B. Nesbitt, Dr. Martin A. Blake, and Mr. Philip J. Woolas were “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2017 and 2016, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2017	December 31, 2016
Audit Fees	$32,000	$32,000
Audit Related Fees	––	––
Tax Fees	––	––
All Other Fees	––	––
Total	$32,000	$32,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description	Filing Reference
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger between the Company, PearTrack Systems Group Limited and PearTrack Acquisition Corp. effective October 17, 2014	Filed with the SEC on October 23, 2014, as part of the Company’s Current Report on Form 8-K
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on Form SB-2
3.2	Bylaws	Filed with the SEC on November 30, 2006, as part of the Company’s registration statement on Form SB-2
3.3	Certificate of Change filed with the Secretary of State of Nevada on April 2, 2008	Filed with the SEC on April 21, 2008, as part of the Company’s Current Report on Form 8-K
3.4	Articles of Merger	Filed with the SEC on June 26, 2008, as part of the Company’s Current Report on Form 8-K
3.5	Certificate of Change filed with the Secretary of State of Nevada on August 29, 2008, with respect to reverse stock split	Filed with the SEC on September 17, 2008, as part of the Company’s Current Report on Form 8-K
3.6	Articles of Merger	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.7	Certificate of Change filed with the Secretary of State of Nevada on May 15, 2009, with respect to reverse stock split	Filed with the SEC on June 11, 2009, as part of the Company’s Current Report on Form 8-K
3.8	Articles of Merger filed with the Secretary of State of Nevada on June 2, 2009, with respect to the merger between Ecological Acquisition Corp. and Ecologic Sciences, Inc.	Filed with the SEC on July 9, 2009, as part of the Company’s Current Report on Form 8-K
3.9	Certificate of Amendment filed with the Secretary of State of Nevada on September 29, 2014, effective October 17, 2014	Filed with the SEC on October 2, 2014, as part of the Company’s Current Report on Form 8-K
3.10	Certificate of Amendment filed with the Secretary of State of Nevada on October 8, 2019, effective October 9, 2019	Filed with the SEC on October 9, 2019, as part of the Company’s Current Report on Form 8-K
3.11	Amended and restated Articles of Incorporation filed with the Secretary of State of Nevada on October 8, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
3.12	Certificate of Incorporation of Enigma-Bulwark Risk Management, Inc. filed August 30, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
(10)	Material Contracts
10.1	License Agreement between PearTrack Systems Group Ltd. and AudioEye, Inc. dated June 30, 2014	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.2	Assignment and Licensed Rights Agreement with PearLoxx Limited dated December 19, 2014	Filed with the SEC on January 26, 2015, as part of the Company’s Current Report on Form 8-K
10.3	Amendment to the Assignment and Licensed Rights Agreement with and PearLoxx Limited dated March 9, 2015	Filed with the SEC on May 20, 2015, as part of the Company’s Quarterly Report on Form 10-Q
10.4	2018 Stock Incentive Plan effective October 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Annual Report on Form 10-K.
10.5	Intellectual Property Purchase Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on Form 8-K
10.6	Revenue Sharing Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on Form 8-K
10.7	Royalty Agreement with Safer, Inc. dated October 11, 2018	Filed with the SEC on October 10, 2019, as part of the Company’s Current Report on Form 8-K
10.8	Employment Agreement with Kyle W. Withrow dated October 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.9	Intellectual Property Purchase Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.10	Revenue Sharing Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.11	Royalty Agreement with Intellectual Property Network, Inc. dated October 11, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.12	Consulting Agreement with MJ Management Services, Inc. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.13	Consulting Agreement with Huntington Chase Ltd. dated November 1, 2018	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.14	Consulting Agreement with David Rocke dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.15	Consulting Agreement with Michael Gabriele dated May 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.16	Non-Compete, Non-Dilution and Registration Rights Agreement with David Rocke dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.17	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.18	Consulting Agreement with Clive Oosthuizen dated September 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.19	2019 Stock Incentive Plan effective September 20, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Annual Report on Form 10-K..
10.20	Consulting Agreement with Yinuo Jiang dated October 1, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.21	Non-Compete, Non-Dilution and Registration Rights Agreement with Michael Gabriele dated August 28, 2019	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.22	Joint Venture Agreement with Prime Africa dated October 3, 2020	Filed with the SEC on June 6, 2023, as part of the Company’s Quarterly Report on Form 10-Q
10.23	2021 Stock Incentive Plan effective January 15, 2021	Filed with the SEC on June 6, 2023, as part of the Company’s Annual Report on Form 10-K.
(21)	Subsidiaries of the Registrant
21.1	Enigma-Bulwark Risk Management, Inc. PearTrack Systems Group, Ltd. Ecologic Car Rentals, Inc. Ecologic Products, Inc.
(23)	Auditor Consents
23.1	Consent of Assurance Dimensions, Certified Public Accountants & Associates	Filed herewith.
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Clive Oosthuizen	Filed herewith.
31.2*	Section 302 Certification of Calli R. Bucci	Filed herewith.
(32)	Section 906 Certifications
32.1*	Section 906 Certification of Clive Oosthuizen	Filed herewith.
32.2*	Section 906 Certification of Calli R. Bucci	Filed herewith.
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENIGMA-BULWARK, LTD.

Dated: June 7, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and Chief Executive Officer

Dated: June 7, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENIGMA-BULWARK, LTD.

Dated: June 7, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
Director

Dated: June 7, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Director

Dated: June 7, 2023	/s/ William B. Nesbitt
William B. Nesbitt
Director

Dated: June 7, 2023	/s/ Dr. Martin A. Blake
Dr. Martin A. Blake
Director

Dated: June 7, 2023	/s/ Philip J. Woolas
Philip J. Woolas
Director