Form 10-Q
period 2018-03-31
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2018, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2017, on Form 10-K, as filed with the Securities and Exchange Commission on  June 7, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Investment in securities	$2,413	$4,825
Property and equipment, net	1,064	1,182
Other assets	5,800	5,800

TOTAL ASSETS	$9,277	$11,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,478,783	$1,417,877
Notes and loans payable	169,605	169,605
Notes payable, convertible	688,755	688,755
Notes payable, convertible, related party	500,230	500,230
Related party payables	659,260	670,697
Total current liabilities	3,496,633	3,447,164

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	4,154,765	3,982,575
Total long-term liabilities	4,154,765	3,982,575
Total liabilities	7,651,398	7,429,739

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 issued and outstanding as of March 31, 2018, and December 31, 2017	69,382	69,382
Additional paid in capital	11,025,120	11,025,120
Accumulated deficit	(18,733,677)	(18,511,900)
Accumulated comprehensive income	(2,946)	(534)
Total stockholders' deficit	(7,642,121)	(7,417,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,277	$11,807

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017

Revenue	$--	$649
Cost of sales	--	1,147
Gross profit (loss)	--	(498)

General and administrative expenses	151,763	166,966

Operating loss	(151,763)	(167,464)

Other income (expenses)
Interest expense	(48,684)	(43,582)
Discount amortization	(21,330)	(21,330)
Realized gain on currency translation	--	565
Total other income (expenses)	(70,014)	(64,347)

Net loss	(221,777)	(231,811)

Comprehensive loss
Unrealized loss on currency translation	--	(782)
Unrealized loss on securities	(2,412)	(96,495)

Net comprehensive loss	(2,412)	(97,277)

Net loss and comprehensive loss	$(224,189)	$(329,088)

Net loss per share - basic and diluted	$(0.003)	$(0.003)

Weighted average common shares outstanding - basic and diluted	69,382,753	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the three months ended March 31, 2017
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2016	69,382,753	$69,382	$11,025,120	$(17,020,884)	$116,684	$(6,409,698)

Net loss				(231,811)	(97,277)	(329,088)

Equity Balance, March 31, 2017	69,382,753	$69,382	$11,025,120	$(17,852,695)	$19,407	$(6,738,786)

	For the three months ended March 31, 2018
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$(18,511,900)	$(534)	$(7,417,932)

Net loss				(221,777)	(2,412)	(224,189)

Equity Balance, March 31, 2018	69,382,753	$69,382	$11,025,120	$(18,733,677)	(2,946)	(7,642,121)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017
Cash flow from operating activities:
Net loss and comprehensive loss	$(224,189)	$(329,088)
Comprehensive loss	(2,412)	(97,277)
Net loss	(221,777)	(231,811)

Adjustments to reconcile net loss to net cash used by operating activities:
Accruals converted to related party loans	150,860	103,750
Depreciation and amortization	118	118
Discount amortization	21,330	21,330
Gain on foreign exchange	--	(565)
Changes in operating assets and liabilities:
Decrease in accounts receivable	--	238
Decrease in refunds and claims receivable	--	1,886
Decrease in other receivables	--	302
Decrease in prepaid expenses	--	700
Increase in accounts payable and accrued expenses	60,906	42,972
Increase (decrease) in related party payables	(11,437)	61,469
Net cash used by operating activities	--	389

Net increase in cash	--	389

Cash - beginning of period	--	--

Cash - end of period	$--	$389

NONCASH ACTIVITIES
Conversion of related party payable to related party convertible promissory note	$150,860	$103,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$--	$15
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2017. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

As of March 31, 2018, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $224,189, an accumulated deficit of $18,733,677, and a working capital deficit of $3,496,633 as of March 31, 2018, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MARCH 31, 2018, AND DECEMBER 31, 2017

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

Fair Value of Financial Instruments

As of March 31, 2018, and December 31, 2017, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2018, and December 31, 2017, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the three months ended March 31, 2018 and 2017, respectively, unrealized exchange differences of $0 and $782 were recognized.  As of March 31, 2018 and 2017, respectively, unrealized exchange differences of $6,703 and $7,345 have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2016	$8,127
Unrealized exchange differences during period	(782)
Balance, March 31, 2017	$7,345

Balance, December 31, 2017	6,703
Unrealized exchange differences during period	--
Balance, March 31, 2018	$6,703

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

The Company’s revenue is generated from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of March 31, 2018, the Company has not commenced its principal operations, generating limited test sales of its security product line.

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

As of March 31, 2018, the Company had not yet filed its 2013 through 2017 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the three months ended March 31, 2018 and 2017, respectively, other comprehensive losses of $2,412 and $97,277 have been recognized.  As of March 31, 2018 and 2017, respectively, other comprehensive income (loss) of ($2,946) and $19,407 has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$8,127	$108,557	$116,684
Gain (loss)	(782)	(96,495)	(97,277)
Balance, March 31, 2017	$7,345	$12,062	$19,407

Balance, December 31, 2017	$6,703	$(7,237)	$(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, March 31, 2018	$6,703	$(9,649)	$(2,946)

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

Adopted:

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities). The new guidance is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. Among other changes, there will no longer be an available-for-sale classification for which changes in fair value are currently reported in other comprehensive income for equity securities with readily determinable fair values. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for the Company beginning January 1, 2018, with early adoption not permitted.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  ASU 2016-10 clarifies the accounting for licenses of intellectual property as well as the identification of distinct performance obligations in a contract.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for the Company for annual reporting periods beginning on or after December 15, 2016.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight specific cash flow issues, for which specific guidance had not previously been provided, with the objective of reducing the existing diversity in practice.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2017, and interim periods.  Early adoption is permitted.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.  ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  As part of the Board’s initiative to reduce complexity in accounting standards.  The amendments in this update are effective for the Company for annual reporting periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted for interim or annual reporting periods for which financial statements have not been issued or made available for issuance.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are Under Common Control.  ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity.  The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2016, and interim periods.  Early adoption is permitted.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  ASU  2017-01 assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this update are effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted under certain conditions.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  ASU 2017-04 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted for testing performed after January 1, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting.  ASU 2017-09 clarifies and reduces both the (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted.

Not Yet Adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

NOTE 3. INVESTMENT IN SECURITIES

As of March 31, 2018, and December 31, 2017, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the three months ended March 31, 2018 and 2017, respectively, $2,412 and $96,495 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of March 31, 2018, and December 31, 2017, respectively, $9,649 and $7,237 in cumulative unrealized losses were recognized, and the securities held a fair value of $2,413 and $4,825.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,298)	(1,180)
Property and equipment, net	$1,064	$1,182

During the three months ended March 31, 2018 and 2017, respectively, $118 and $118 in depreciation was expensed.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2018	December 31, 2017
Accounts payable-vendors	$685,103	$680,719
Accrued payroll and taxes	53,995	44,995
Accrued interest	738,907	690,223
Other liabilities	779	1,940

Total accounts payable and accrued expenses	$1,478,784	$1,417,877

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2018	December 31, 2017
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	688,755	688,755
Total	$858,360	$858,360

Notes payable includes the following convertible promissory notes at March 31, 2018, and December 31, 2017:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000	5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the three months ended March 31, 2018, and the year ended December 31, 2017, respectively, interest in the amount of $16,080 and $65,213 was expensed. As of March 31, 2018, and December 31, 2017, respectively, interest in the amount of $375,075 and $358,995 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	March 31, 2018	December 31, 2017

Notes payable, convertible, short-term	$500,230	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(60,139)	(81,469)
Total long-term notes payable, secured, net of discount	1,939,861	1,918,531

Notes payable, convertible, long-term, subordinate	2,214,904	2,064,044
Total long-term notes payable	4,154,765	3,982,575
Total notes payable	4,654,995	4,482,805

Accrued compensation	506,554	517,991
Reimbursable expenses/cash advances payable	152,706	152,706
Total related party payable	659,260	670,697

Total related party transactions	$5,314,255	$5,153,502

Related party notes payable consists of the following convertible notes payable at March 31, 2018, and December 31, 2017:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
William Nesbitt	86,317	5	$0.05	Funding	[2]
Total short-term	500,230

Long-term:
Huntington Chase Financial Group	983,000	5	$0.05	12/31/2021
E. William Withrow Jr.	805,440	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	2,214,904

Total convertible notes payable	$2,715,134

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

As of March 31, 2018, and December 31, 2017, respectively, affiliates and related parties are due a total of $5,314,255 and $5,153,502, which is comprised of promissory notes to related parties, net of unamortized discounts of $60,139 and $81,469, in the amount of $4,654,995 and $4,482,805; accrued compensation in the amount of $506,554 and $517,991; and reimbursable expenses/cash advances to the Company in the amount of $152,706 and $152,706; for a net increase of $160,753 and $672,262. During the three months ended March 31, 2018, and the year ended December 31, 2017, respectively, promissory notes to related parties increased by $150,860 and $415,000, unamortized discounts decreased by $21,330 and $86,505, accrued compensation increased (decreased) by ($11,437) and $161,156, and reimbursable expenses/cash advances increased by $0 and $9,601.

During the three months ended March 31, 2018, and the year ended December 31, 2017, respectively, promissory notes to related parties, net of unamortized discounts, increased by $172,190 and $501,505 as a result of an increase in accrued compensation owed to related parties in the amount of $150,860 and $415,000 converted to convertible promissory notes; and a decrease in unamortized discount in the amount of $21,330 and $86,505.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

During the three months ended March 31, 2018, and the year ended December 31, 2017, respectively, $139,423 and $576,156 in related party compensation was accrued, of which $150,860 and $415,000 was converted into convertible promissory notes, for a net increase (decrease) in accrued compensation in the amount of ($11,437) and $161,156.

During the three months ended March 31, 2018, and the year ended December 31, 2017, respectively, reimbursable expenses/cash advances owed to related parties increased by $0 and $9,601 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $0 and $10,802; and repayments to related parties in the amount of $0 and $1,201.

During the three months ended March 31, 2018, and the year ended December 31, 2017, respectively, $32,604 and $119,308 in interest on related party loans was expensed. As of March 31, 2018, and December 31, 2017, respectively, $363,833 and $331,229 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

As of March 31, 2018, and December 31, 2017, the Company had 69,382,753 shares of common stock issued and outstanding.

NOTE 9. STOCK OPTIONS AND AWARDS

Stock Options

As of March 31, 2018 and December 31, 2017, the Company had 102,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	3.05	$328,000	$3.20
	102,500		$328,000	$3.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2017	102,500	$3.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at March 31, 2018	102,500	$3.20

During the three months ended March 31, 2018, and the year ended December 31, 2017, the Company expensed no stock option compensation. There remained no deferred stock option compensation at March 31, 2018 and December 31, 2017.

Restricted Stock Awards

During the three months and the year ended March 31, 2018, and December 31, 2017, respectively, no restricted stock awards were granted, no restricted stock awards vested, and no deferred stock compensation was expensed. As of March 31, 2018, and December 31, 2017, respectively, no shares remain to be vested, and no deferred stock compensation remains to be expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018, AND DECEMBER 31, 2017

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2018, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period April 1, 2018, to December 31, 2022, the Company increased its loans from related parties by $690,613, from a total of $5,314,255 at March 31, 2018, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $834,176, as a result of (i) $299,750 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $4,238,661 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $801,755, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $27,831 as a result of (i) $4,328,302 in accrued compensation, of which $4,238,661 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,732.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

MARCH 31, 2018, AND DECEMBER 31, 2017

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

MARCH 31, 2018, AND DECEMBER 31, 2017

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

.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ending March 31, 2018, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of March 31, 2018, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of March 31, 2018, the Company had total assets of $9,277 compared with total assets of $11,807 at December 31, 2017. The decrease in total assets of $2,530 is attributable to a decrease in investment in securities of $2,412, and depreciation of $118.

As of March 31, 2018, the Company had total liabilities of $7,651,398 compared with total liabilities of $7,429,739 at December 31, 2017. The increase in total liabilities of $221,659 is attributable to an increase in accounts payable and accrued expenses of $60,906, a decrease in related party payables of $11,437, and an increase in related party convertible notes payable, net of unamortized discount, of $172,190.

Results of Operations

Three months ended March 31, 2018, compared to three months ended March 31, 2017.

	For the three months ended
	March 31, 2018	March 31, 2017
Revenue	$––	$649

Cost of sales	$––	$1,147

Gross profit (loss)	$––	$(498)

General and administrative expenses	$151,763	$166,966

Operating loss	$(151,763)	$(167,464)

Interest expense	$(48,684)	$(43,582)

Discount amortization	$(21,330)	$(21,330)

Realized gain on currency translation	$––	$565

Net loss	$(221,777)	$(231,811)

Net comprehensive loss	$(2,412)	$(97,277)

Net loss and comprehensive loss	$(224,189)	$(329,088)

Revenue

For the three months ended March 31, 2018, no revenue was generated.

For the three months ended March 31, 2017, revenue in the amount of $649 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At March 31, 2018, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended March 31, 2018, no const of sales were incurred.

For the three months ended March 31, 2017, cost of sales in the amount of $1,147 consisted of limited product and system costs related to the PearTrack product line.

At March 31, 2018, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended
	March 31, 2018	March 31, 2017	Variances
Legal and accounting fees	$4,000	$4,000	$––
Management fees	148,423	158,137	(9,714)
Depreciation	118	118	––
Rent expense	––	1,400	(1,400)
Office supplies and miscellaneous expenses	(778)	3,311	(4,089)
Total general and administrative expenses	$151,763	$166,966	$(15,203)

General and administrative expenses in the amount of $151,763 for the three months ended March 31, 2018, were comprised of $4,000 of legal and accounting fees, $148,423 of management fees, $118 of depreciation, and ($778) of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $166,966 for the three months ended March 31, 2017, were comprised of $4,000 of legal and accounting fees, $158,137 of management fees, $118 of depreciation, $1,400 of rent expense, and $3,311 of office overhead and other general and administrative expenses.

General and administrative expenses of $151,763 for the three months ended March 31, 2018, as compared to $166,966 for the three-month period ended March 31, 2017, resulted in a decrease in general and administrative expenses for the current period of $15,203. The decrease in general and administrative expenses of $15,203 was attributable to the following items:

•a decrease in management fees of $9,714 due a reduction in accrued vacation; and

•a decrease in rent expense of $1,400, due to lease expiration; and

•a decrease in other general and administrative expenses of $4,089, due to decreases in bank charges of $2,067, and other general office and miscellaneous expenses of $2,022.

General and administrative expenses for the three months ended March 31, 2018 and 2017, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the three months ended March 31, 2018, the Company incurred a net loss of $221,777, compared with a net loss of $231,811 for the three months ended March 31, 2017. The decrease in net loss of $10,034 is attributable to a decrease in revenue of $649, a decrease in cost of goods sold of $1,147, a decrease in general and administrative expenses of $15,203, an increase in interest expense of $5,102, and a decrease in realized gains on foreign currency changes of $565.

During the three months ended March 31, 2018, the Company incurred a net comprehensive loss of $2,412, compared with a net comprehensive gain of $97,277 for the three months ended March 31, 2017.  The decrease in net comprehensive loss of $94.865 is attributable to a decrease in unrealized loss on currency translation of $782, and a decrease in unrealized loss on securities of $94,083.

Liquidity and Capital Resources

Working Capital Deficit
	March 31, 2018	December 31, 2017	Increase (decrease)
Current assets	$––	$––	$––
Current liabilities	3,496,633	3,447,164	49,469
Working capital (deficit)	$(3,496,633)	$(3,447,164)	$49,469

As of March 31, 2018, and December 31, 2017, the Company had no cash.

The Company had a working capital deficit of $3,496,633 as of March 31, 2018, compared to a working capital deficit of $3,447,164 at December 31, 2017.  The increase in working capital deficit of $49,469 is primarily attributable to an increase in accounts payable and accrued expenses of $60,906, and a decrease in related party payable of $11,437.

Cash Flows	For the three months ended
	March 31, 2018	March 31, 2017	Increase (decrease)
Net cash provided by operating activities	$––	$389	$(389)
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	––	––
Net decrease in cash	$––	$389	$(389)

Cash Flows from Operating Activities

During the three months ended March 31, 2018, the Company was provided with no cash flow from operating activities, compared with $389 for the three months ended March 31, 2017. The decrease in cash provided by operating activities of $389 is primarily attributable to a decrease in the net loss from operations of $10,034; an increase in accruals converted to related party loans of $47,110; a decrease in the gain on foreign exchange of $565; increases in the changes in accounts payable and accrued expenses of $17,934; and decreases in the changes in accounts receivable of $238, other receivables of $1,886, prepaid expenses of $302, other assets of $700, and related party payables of $72,906.

Cash Flows from Investing Activities

During the three months ended March 31, 2018 and 2017, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2018 and 2017, the Company was provided with no cash flows from financing activities.

As of March 31, 2018, affiliates and related parties are due a total of $5,314,255, which is comprised of promissory notes to related parties, net of unamortized discounts of $60,139, in the amount of $4,654,995; accrued compensation in the amount of $506,554; and reimbursable expenses/cash advances to the Company in the amount of $152,706; for a net increase of $160,753. During the three months ended March 31, 2018, promissory notes to related parties, net of unamortized discounts, increased by $172,190, and accrued compensation decreased by $11,437.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $224,189, an accumulated deficit of $18,733,677, and a working capital deficit of $3,496,633, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2018, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ENIGMA-BULWARK, LTD.

Dated: June 8, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and CEO

Dated: June 8, 2023	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer