Form 10-Q
period 2018-09-30
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2018, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2017, on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Investment in securities	$2,413	$4,825
Property and equipment, net	828	1,182
Other assets	5,800	5,800

TOTAL ASSETS	$9,041	$11,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,609,291	$1,417,877
Notes and loans payable	169,605	169,605
Notes payable, convertible	500,000	688,755
Notes payable, convertible, related party	688,985	500,230
Related party payables	723,876	670,697
Total current liabilities	3,691,757	3,447,164

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	4,406,952	3,982,575
Total long-term liabilities	4,406,952	3,982,575
Total liabilities	8,098,709	7,429,739

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 69,382,753 issued and outstanding as of September 30, 2018, and December 31, 2017	69,382	69,382
Additional paid in capital	11,025,120	11,025,120
Accumulated deficit	(19,181,224)	(18,511,900)
Accumulated comprehensive income	(2,946)	(534)
Total stockholders' deficit	(8,089,668)	(7,417,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,041	$11,807

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$--	$--	$--	$649
Cost of sales	--	687	--	2,553
Gross profit (loss)	--	(687)	--	(1,904)

General and administrative expenses	147,289	144,537	451,754	457,578

Operating loss	(147,289)	(145,224)	(451,754)	(459,482)

Other income (expenses)
Interest expense	(53,080)	(47,160)	(152,869)	(136,102)
Discount amortization	(21,804)	(21,804)	(64,701)	(64,701)
Realized gain on currency translation	--	184	--	680
Total other income (expenses)	(74,884)	(68,780)	(217,570)	(200,123)

Net loss	(222,173)	(214,004)	(669,324)	(659,605)

Comprehensive income (loss)
Unrealized loss on currency translation	--	(420)	--	(1,228)
Unrealized gain (loss) on securities	--	26,536	(2,412)	(90,464)

Net comprehensive income (loss)	--	26,116	(2,412)	(91,692)

Net loss and comprehensive loss	$(222,173)	$(187,888)	$(671,736)	$(751,297)

Net loss per share - basic and diluted	$(0.003)	$(0.003)	$(0.010)	$(0.010)

Weighted average common shares outstanding - basic and diluted	69,382,753	69,382,753	69,382,753	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the nine months ended September 30, 2017
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2016	69,382,753	$69,382	$11,025,120	$(17,620,884)	$116,684	$(6,409,698)

Net loss				(231,811)	(97,277)	(329,088)

Equity Balance, March 31, 2017	69,382,753	69,382	11,025,120	(17,852,695)	19,407	(6,738,786)

Net loss				(213,790)	(20,531)	(234,321)

Equity Balance, June 30, 2017	69,382,753	69,382	11,025,120	(18,066,485)	(1,124)	(6,973,107)

Net loss				(214,004)	26,116	(187,888)

Equity Balance, September 30, 2017	69,382,753	$69,382	$11,025,120	$(18,280,489)	$24,992	$(7,160,995)

	For the nine months ended September 30, 2018
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$(18,511,900)	$(534)	$(7,417,932)

Net loss				(221,777)	(2,412)	(224,189)

Equity Balance, March 31, 2018	69,382,753	69,382	11,025,120	(18,733,677)	(2,946)	(7,642,121)

Net loss				(225,374)	--	(225,374)

Equity Balance, June 30, 2018	69,382,753	69,382	11,025,120	(18,959,051)	(2,946)	(7,867,495)

Net loss				(222,173)	--	(222,173)

Equity Balance, September 30, 2018	69,382,753	$69,382	$11,025,120	$(19,181,224)	$(2,946)	$(8,089,668)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2018	September 30, 2017
Cash flow from operating activities:
Net loss and comprehensive loss	$(671,736)	$(751,297)
Comprehensive loss	(2,412)	(91,692)
Net loss	(669,324)	(659,605)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accruals converted to related party loans	359,676	311,250
Depreciation and amortization	354	354
Discount amortization	64,701	64,701
Gain on foreign exchange	--	(680)
Changes in operating assets and liabilities:
Decrease in accounts receivable	--	887
Decrease in other receivables	--	5,985
Decrease in prepaid expenses	--	806
Decrease in other assets	--	700
Increase in accounts payable and accrued expenses	191,414	140,852
Increase in related party payables	53,179	135,771
Net cash provided by operating activities	--	1,021

Net increase in cash	--	1,021

Cash - beginning of period	--	--

Cash - end of period	$--	$1,021

NONCASH ACTIVITIES
Conversion of related party payable to related party convertible promissory note	$359,676	$311,250
Conversion of convertible note payable to related party convertible note payable	$188,755	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$--	$40
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

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

As of September 30, 2018, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $671,736, an accumulated deficit of $19,181,224, and a working capital deficit of $3,691,757 as of September 30, 2018, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

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

Fair Value of Financial Instruments

As of September 30, 2018, and December 31, 2017, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2018, and December 31, 2017, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the nine months ended September 30, 2018 and 2017, respectively, unrealized exchange differences of $0 and $1,228 were recognized.  As of September 30, 2018 and 2017, respectively, unrealized exchange differences of $6,703 and $6,899 have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2016	$8,127
Unrealized exchange differences during period	(1,228)
Balance, September 30, 2017	$6,899

Balance, December 31, 2017	$6,703
Unrealized exchange differences during period	--
Balance, September 30, 2018	$6,703

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

The Company’s revenue is generated from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of September 30, 2018, the Company has not commenced its principal operations, generating limited test sales of its security product line.

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

As of September 30, 2018, the Company had not yet filed its 2013 through 2017 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the nine months ended September 30, 2018 and 2017, respectively, other comprehensive losses of $2,412 and $91,692 have been recognized.  As of September 30, 2018 and 2017, respectively, other comprehensive income (loss) of ($2,946) and $24,992 has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$8,127	$108,557	$116,684
Gain (loss)	(1,228)	(90,464)	(91,692)
Balance, September 30, 2017	$6,899	$(18,093)	$(24,992)

Balance, December 31, 2017	$6,703	$(7,237)	$(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, September 30, 2018	$6,703	$(9,649)	$(2,946)

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

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. ASU 2018-11 addresses certain issues in implementing ASU 2016-02, Leases, which was issued to increase transparency ad comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing transaction.  ASU 2018-11 clarifies 1) comparative reporting requirements for initial adoption; and 2) for lessors only, separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. ASU 2018-13 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40).  ASU 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license.  ASU 2018-15 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of September 30, 2018, and December 31, 2017, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC: AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the nine months ended September 30, 2018 and 2017, respectively, $2,412 and $90,464 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of September 30, 2018, and December 31, 2017, respectively, $9,649 and $7,237 in cumulative unrealized losses were recognized, and the securities held a fair value of $2,413 and $4,825.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,534)	(1,180)
Property and equipment, net	$828	$1,182

During the nine months ended September 30, 2018 and 2017, respectively, $354 and $354 in depreciation was expensed.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2018	December 31, 2017
Accounts payable-vendors	$693,425	$680,719
Accrued payroll and taxes	71,995	44,995
Accrued interest	843,092	690,223
Other liabilities	779	1,940

Total accounts payable and accrued expenses	$1,609,291	$1,417,877

NOTE 6. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2018	December 31, 2017
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	500,000	688,755
Total	$669,605	$858,360

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

Notes payable includes the following convertible promissory notes at September 30, 2018, and December 31, 2017:

Description	Principal		Interest Rate (%)	Conversion Rate	Maturity Date

Kasper Group, Ltd.	$188,755	[1]	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000		5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made.  Reclassified as related party transaction in September 2018 (Note 7).

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the nine months ended September 30, 2018, and the year ended December 31, 2017, respectively, interest in the amount of $47,689 and $65,213 was expensed; and $68,726 and $0 was reclassified to related party interest. As of September 30, 2018, and December 31, 2017, respectively, interest in the amount of $337,958 and $358,995 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 7. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	September 30, 2018	December 31, 2017

Notes payable, convertible, short-term	$688,985	$500,230

Notes payable, long-term, secured	2,000,000	2,000,000
Less: unamortized discount	(16,768)	(81,469)
Total long-term notes payable, secured, net of discount	1,983,232	1,918,531

Notes payable, convertible, long-term, subordinate	2,423,720	2,064,044
Total long-term notes payable	4,406,952	3,982,575
Total notes payable	5,095,937	4,482,805

Accrued compensation	571,170	517,991
Reimbursable expenses/cash advances payable	152,706	152,706
Total related party payable	723,876	670,697

Total related party transactions	$5,819,813	$5,153,502

Related party notes payable consists of the following convertible notes payable at September 30, 2018, and December 31, 2017:

Description	Principal		Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913		7	$0.05	1 year from demand	[1]
William Nesbitt	86,317		5	$0.05	Funding	[2]
Kasper Group, Ltd.	188,755	[3]	7	$0.05	1 year from demand	[3]
Total short-term	688,985

Long-term:
Huntington Chase Financial Group	1,103,000		5	$0.05	12/31/2021
E. William Withrow Jr.	894,256		5	$0.05	12/31/2021
John Macey	426,464		4	$0.25	12/31/2023
Total long-term	2,423,720

Total convertible notes payable	$3,112,705

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

[3] Reclassified from non-related party (Note 6).

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share.

As of September 30, 2018, and December 31, 2017, respectively, affiliates and related parties are due a total of $5,819,813 and $5,153,502, which is comprised of promissory notes to related parties, net of unamortized discounts of $16,768 and $81,469, in the amount of $5,095,937 and $4,482,805; accrued compensation in the amount of $571,170 and $517,991; and reimbursable expenses/cash advances to the Company in the amount of $152,706 and $152,706; for a net increase of $666,311 and $672,262. During the nine months ended September 30, 2018, and the year ended December 31, 2017, respectively, promissory notes to related parties increased by $548,431 and $415,000, unamortized discounts decreased by $64,701 and $86,505, accrued compensation increased by $53,179 and $161,156, and reimbursable expenses cash advances increased by $0 and $9,601.

During the nine months ended September 30, 2018, and the year ended December 31, 2017, respectively, promissory notes to related parties, net of unamortized discounts, increased by $613,132 and $501,505, as a result of an increase in accrued compensation owed to related parties in the amount of $359,676 and $415,000 converted to convertible promissory notes; $188,755 and $0 reclassified from non-related party promissory notes; and a decrease in unamortized discount in the amount of $64,701 and $86,505.

During the nine months ended September 30, 2018, and the year ended December 31, 2017, respectively, $412,855 and $576,156 in related party compensation was accrued, of which $359,676 and $415,000 was converted into convertible promissory notes, for a net increase in accrued compensation in the amount of $53,179 and $161,156.

During the nine months ended September 30, 2018, and the year ended December 31, 2017, respectively, reimbursable expenses/cash advances owed to related parties increased by $0 and $9,601 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $0 and $10,802; and repayments to related parties in the amount of $0 and $1,201.

During the nine months ended September 30, 2018, and the year ended December 31, 2017, respectively, $105,180 and $119,308 in interest on related party loans was expensed; and $68,725 and $0 was reclassified from non-related party interest. As of September 30, 2018, and December 31, 2017, respectively, $505,134 and $331,229 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

As of September 30, 2018, and December 31, 2017, the Company had 69,382,753 shares of common stock issued and outstanding.

NOTE 9. STOCK OPTIONS AND AWARDS

Stock Options

As of September 30, 2018, and December 31, 2017, the Company had 102,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$3.20	102,500	2.55	$328,000	$3.20
	102,500		$328,000	$3.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2017	102,500	$3.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at September 30, 2018	102,500	$3.20

During the nine months ended September 30, 2018, and the year ended December 31, 2017, the Company expensed no stock option compensation. There remained no deferred stock option compensation at September 30, 2018, and December 31, 2017.

Restricted Stock Awards

During the nine months and the year ended September 30, 2018, and December 31, 2017, respectively, no restricted stock awards were granted, no restricted stock awards vested, and no deferred stock compensation was expensed. As of September 30, 2018, and December 31, 2017, respectively, no shares remain to be vested, and no deferred stock compensation remains to be expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2018, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period October 1, 2018, to December 31, 2022, the Company increased its loans from related parties by $373,810, from a total of $5,891,813 at September 30, 2018, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $185,055, as a result of (i) $110,995 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $4,029,845 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in long-term secured promissory notes in the amount of $2,000,000 resulting from the cancellation of debt, (vi) a decrease in unamortized discount of $758,384, (vii) payments to the Company in the amount of $5,500 for stock award payments, (viii) $521,557 converted to common stock, and (ix) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $92,447 as a result of (i) $4,054,870 in accrued compensation, of which $4,029,845 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $6,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,752. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

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

On August 29, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. David Rocke. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 6,667,000 shares of the Company’s restricted common stock, valued at $66,670,for $0.001 per share, plus the issuance of shares of the Company’s restricted common stock equal to seven percent (7%) of any issuance of common stock through May 15, 2019, originating from any financial instrument issued by the Company or its subsidiaries, in exchange for certain restrictions placed upon Mr. Rocke’s business activities.

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

SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the nine months ending September 30, 2018, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of September 30, 2018, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of September 30, 2018, the Company had total assets of $9,041 compared with total assets of $11,807 at December 31, 2017. The decrease in total assets of $2,766 is attributable to a decrease in investment in securities of $2,412 and depreciation of $354.

As of September 30, 2018, the Company had total liabilities of $8,098,709 compared with total liabilities of $7,429,739 at December 31, 2017. The increase in total liabilities of $668,970 is attributable to an increase in accounts payable and accrued expenses of $191,414, an increase in related party payables of $53,179, and an increase in related party convertible notes payable, net of unamortized discount, of $424,377.

Results of Operations

Three and nine months ended September 30, 2018, compared to three and nine months ended September 30, 2017.

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$––	$––	$––	$649

Cost of sales	$––	$687	$––	$2,553

Gross profit (loss)	$––	$(687)	$––	$(1,904)

General and administrative expenses	$147,289	$144,537	$451,754	$457,578

Operating loss	$(147,289)	$(145,224)	$(451,754)	$(459,482)

Interest expense	$(53,080)	$(47,160)	$(152,869)	$(136,102)

Discount amortization	$(21,804)	$(21,804)	$(64,701)	$(64,701)

Realized gain on currency translation	$––	$184	$––	$680

Net loss	$(222,173)	$(214,004)	$(669,324)	$(659,605)

Net comprehensive income (loss)	$––	$26,116	$(2,412)	$(91,692)

Net loss and comprehensive income (loss)	$(222,173)	$(187,888)	$(671,736)	$(751,297)

Revenue

For the three months ended September 30, 2018 and 2017, no revenue was generated.

For the nine months ended September 30, 2018, no revenue was generated.

For the nine months ended September 30, 2017, revenue in the amount of $649 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At September 30, 2018, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended September 30, 2018, no cost of sales was incurred.

For the three months ended September 30, 2017, cost of sales in the amount of $687 consisted of limited product and system costs related to the PearTrack product line.

For the nine months ended September 30, 2018, no cost of sales was incurred.

For the nine months ended September 30, 2017, cost of sales in the amount of $2,553 consisted of limited product and system costs related to the PearTrack product line.

At September 30, 2018, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	3-month	9-month
Legal and accounting fees	$4,000	$4,000	$12,000	$12,000	$––	$––
Management fees	143,009	139,423	439,855	436,983	3,586	2,872
Depreciation	118	118	354	354	––	––
Rent expense	––	––	––	1,400	––	(1,400)
Office supplies and miscellaneous expenses	162	996	(455)	6,841	(834)	(7,296)
Total general and administrative expenses	$147,289	$144,537	$451,754	$457,578	$2,752	$(5,824)

General and administrative expenses in the amount of $147,289 for the three months ended September 30, 2018, were comprised of $4,000 of legal and accounting fees, $143,009 of management fees, $118 of depreciation, and $162 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $144,537 for the three months ended September 30, 2017, were comprised of $4,000 of legal and accounting fees, $139,423 of management fees, $118 of depreciation, and $996 of office overhead and other general and administrative expenses.

General and administrative expenses of $147,289 for the three months ended September 30, 2018, as compared to $144,537 for the three months ended September 30, 2017, resulted in an increase in general and administrative expenses for the current period of $2,752.  The increase in general and administrative expenses of $2,752 was attributable to the following items:

•an increase in management fees of $3,586, due to pro-rated expenses; and

•a decrease in other general and administrative expenses of $834, due to a decrease in office supplies and miscellaneous expenses of $834.

General and administrative expenses in the amount of $451,754 for the nine months ended September 30, 2018, were comprised of $12,000 of legal and accounting fees, $439,855 of management fees, $354 of depreciation, and ($455) of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $457,578 for the nine months ended September 30, 2017, were comprised of $12,000 of legal and accounting fees, $436,983 of management fees, $354 of depreciation, $1,400 of rent expense, and $6,841 of office overhead and other general and administrative expenses.

General and administrative expenses of $451,754 for the nine months ended September 30, 2018, as compared to $457,578 for the nine months ended September 30, 2017, resulted in a decrease in general and administrative expenses for the current period of $5,824. The decrease in general and administrative expenses of $5,824 was attributable to the following items:

•a decrease in management fees of $2,872, due pro-rated expenses; and

•a decrease in rent expense of $1,400, due to lease expiration; and

•a decrease in other general and administrative expenses of $7,296, due to decreases in bank charges of $3,338, and other general office and miscellaneous expenses of $3,958.

General and administrative expenses for the nine months ended September 30, 2018 and 2017, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2018, the Company incurred a net loss of $669,324, compared with a net loss of $659,605 for the nine months ended September 30, 2017. The increase in net loss of $9,719 is attributable to a decrease in revenue of $649, a decrease in cost of goods sold of $2,553, a decrease in general and administrative expenses of $5,824, an increase in interest expense of $16,767, and a decrease in realized gains on foreign currency changes of $680.

During the nine months ended September 30, 2018, the Company incurred a net comprehensive loss of $2,412, compared with a net comprehensive loss of $91,692 for the nine months ended September 30, 2017.  The decrease in net comprehensive loss of $89,280 is attributable to a decrease in unrealized loss on currency translation of $1,228, and a decrease in unrealized loss on securities of $88,052.

Liquidity and Capital Resources

Working Capital Deficit
	September 30, 2018	December 31, 2017	Increase (decrease)
Current assets	$––	$––	$––
Current liabilities	3,691,757	3,447,164	244,593
Working capital (deficit)	$(3,691,757)	$(3,447,164)	$244,593

As of September 30, 2018, and December 31, 2017, the Company had no cash.

The Company had a working capital deficit of $3,691,757 as of September 30, 2018, compared to a working capital deficit of $3,447,164 at December 31, 2017.  The increase in working capital deficit of $244,593 is primarily attributable to an increase in accounts payable and accrued expenses of $191,414, and an increase in related party payable of $53,179.

Cash Flows	For the nine months ended
	September 30, 2018	September 30, 2017	Increase (decrease)
Net cash used by operating activities	$––	$1,021	$(1,021)
Net cash used by investing activities	––	––	––
Net cash used by financing activities	––	––	––
Net decrease in cash	$––	$1,021	$(1,021)

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, the Company was provided with no cash flow from operating activities, compared to $1,021 for the nine months ended September 30, 2017. The decrease in cash provided by operating activities of $1,021 is primarily attributable to an increase in the net loss from operations of $9,719; an increase in accruals converted to related party loans of $48,426; a decrease in foreign exchange gains of $680; an increase in the changes in accounts payable and accrued expenses of $50,562; and decreases in the changes in accounts receivable of $887, other receivables of $5,985, prepaid expenses of $806, other assets of $700, and related party payables of $82,592.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018 and 2017, the Company used no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018 and 2017, the Company used no cash flows from financing activities.

As of September 30, 2018, affiliates and related parties are due a total of $5,819,813, which is comprised of promissory notes to related parties, net of unamortized discounts of $16,768, in the amount of $5,095,937; accrued compensation in the amount of $571,170; and reimbursable expenses/cash advances to the Company in the amount of $152,706; for a net increase of $666,311. During the nine months ended September 30, 2018, promissory notes to related parties, net of unamortized discounts, increased by $613,132, and accrued compensation increased by $53,179.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $671,736, an accumulated deficit of $19,181,224, and a working capital deficit of $3,691,757, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2018, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2018, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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