Form 10-K
period 2018-12-31
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

3 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

4 https://en.wikipedia.org

5 https://en.wikipedia.org

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

14 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

15 https://www.prnewswire.com/news-releases/world-market-for-trailer-and-cargo-container-tracking-2020-2024---growing-at-a-cagr-of-16-2-the-total-market-size-is-forecast-to-reach-2-2-billion-in-2024--301097101.html

16 https://www.maritimekr.com/2021/03/23/maritime-insight-42/

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

17 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

18 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

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

19 https://www.bizbahrain.com/what-are-the-challenges-in-the-video-surveillance-market/

20 https://www.statista.com/markets/419/topic/489/water-transport/#overview

21 https://www.ccjdigital.com/business/article/15064734/recorded-cargo-theft-incidents-average-values-increased-in-2020

22 https://www.greenworldwide.com/the-difference-between-cargo-screening-vs-inspection/

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

23 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

24 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

25 https://www.marketsandmarkets.com/Market-Reports/smart-container-market-194648249.html

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

Facilities

At December 31, 2018, the Company’s principal executive office was located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401. The Company’s wholly-owned subsidiary, PearTrack Systems Group, Ltd., offices in Alameda, California, and Manchester, England, were vacated in 2017.

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

Personnel

As of December 31, 2018, the Company engaged 27 six (6) individuals, inclusive of two (2) executive officers / directors.  All personnel were full-time.

As of the date of filing of this Annual Report, the Company engages five (5) individuals, inclusive of three (3) executive officers / directors. All five (5) personnel are full-time.  In addition, the Company’s security operations, Enigma-Bulwark Security, Inc. maintains a staff of approximately forty-five (45) employees, of which thirty-five (35) are full-time and ten (10) are part-time.

Research and Development

During the years ended December 31, 2018 and 2017, the Company spent no funds on research and development of its product line, due to cash flow restraints.

During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report, the Company spent no funds on research and development of its product line, due to cash flow restraints.

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

On December 31, 2018, the shareholders’ list of the Company’s common shares pursuant to STC showed 107 registered shareholders and 67,821,405 shares outstanding. The total number of shares outstanding stated in the STC list of 67,821,405 includes 27 shares issued due to rounding, and does not include 1,561,375 shares issued to various consultants for services provided.

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

* Plan expired 2019

During the years ended December 31, 2018 and 2017, no stock options were granted, and the Company expensed no stock option compensation. There remained no deferred stock option compensation at December 31, 2018 and 2017.

As of December 31, 2018, the Company had granted options to purchase a total of 1,224,755 shares of the Company’s restricted Common Stock, of which none have been exercised, 492,255 have expired and 130,000 were forfeited/canceled.  There were 602,500 stock options outstanding at December 31, 2018.

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited/canceled, and 11,562,569 were outstanding.

During the years subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company expensed a total of $29,838 in stock option compensation. There remained $33,112 in deferred stock option compensation as of December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of Common Stock or other securities during the year ended December 31, 2018.

The Company did not purchase any of its shares of Common Stock or other securities subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the year ended December 31, 2018, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

The following represents all unregistered securities issued by the registrant subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2018 and 2017, that appear elsewhere in this Annual Report.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of December 31, 2018, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2018, the Company had total assets of $40,089 compared with total assets of $11,807 at December 31, 2017. The increase in total assets of $28,282 is attributable to a decrease in investment in securities of $2,412, depreciation of $472, an increase in intellectual property of $31,500, and amortization of $334.

As of December 31, 2018, the Company had total liabilities of $6,333,317 compared with total liabilities of $7,429,739 at December 31, 2017. The decrease in total liabilities of $1,096,422 is attributable to an increase in accounts payable and accrued expenses of $274,869, an increase in related party payables of $127,564, and a decrease in related party convertible notes payable, net of unamortized discount, of $1,498,855.

Results of Operations

The year ended December 31, 2018, compared to the year ended December 31, 2017

	For the year ended
	December 31, 2018	December 31, 2017
Revenue	$––	$649

Cost of sales	$––	$3,250

Gross profit (loss)	$––	$(2,601)

General and administrative expenses	$617,497	$618,030

Operating loss	$(617,497)	$(620,631)

Gain on canceled promissory note	$2,000,000	$––

Interest expense	$(207,168)	$(184,560)

Discount amortization	$(81,469)	$(86,505)

Realized gain on currency translation	$––	$680

Net income (loss)	$1,093,866	$(891,016)

Unrealized loss on currency translation	$––	$(1,424)

Unrealized loss on securities	$(2,412)	$(115,794)

Net comprehensive loss	$(2,412)	$(117,218)

Net income (loss) and comprehensive loss	$1,091,454	$(1,008,234)

Revenue

For the year ending December 31, 2018, no revenue was generated.

For the year ending December 31, 2017, revenue in the amount of $649 consisted of limited sales resulting from test marketing of PearTrack tracking products.

At December 31, 2018, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the year ending December 31, 2018, no cost of sales was incurred.

For the year ending December 31, 2017, cost of sales in the amount of $3,250 consisted of manufacturing, packaging and shipping costs for the test marketing of PearTrack tracking product sales.

At December 31, 2018, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the year ended
	December 31, 2018	December 31, 2017	Variance
Legal and accounting fees	$32,000	$32,000	$––
Management fees	583,240	576,406	6,834
Stock compensation/amortization of deferred compensation	1,750	––	1,750
Depreciation and amortization	806	472	334
Rent expense	––	1,400	(1,400)
Office supplies and miscellaneous expenses	(299)	7,752	(8,051)
Total general and administrative expenses	$617,497	$618,030	$(533)

General and administrative expenses in the amount of $617,497 for the year ended December 31, 2018, were comprised of $32,000 of legal and accounting fees, $583,240 of management fees, $1,750 of stock compensation/amortization of deferred compensation, $806 of depreciation and amortization, and ($299) of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $618,030 for the year ended December 31, 2017, were comprised of $32,000 of legal and accounting fees, $576.406 of management fees, $472 of depreciation, $1,400 of rent, and $7,752 of office overhead and other general and administrative expenses.

General and administrative expenses of $617,497 for the year ended December 31, 2018, as compared to $618,030 for the year ended December 31, 2017, resulted in a decrease in general and administrative expenses of $533. The decrease in general and administrative expenses of $533 was attributable to the following items:

•an increase in management fees of $6,834, due to pro-rated management fees; and

•an increase in stock compensation/amortization of deferred compensation of $750, due to a stock grant in the current year, resulting in stock compensation expense of $1,000 and deferred stock compensation amortization of $750; and

•an increase in depreciation and amortization expense, due to the acquisition of intellectual property, resulting in amortization expense of $334; and

•a decrease in rent expense of $1,400, due to a reduction in office space; and

•a decrease in other general and administrative expenses of $8,051, due to decreases in bank charges of $3,791, computer and internet expenses of $770, insurance expense of $1,334, office expenses of $1,178, and other general expenses of $978.

General and administrative expenses for the years ended December 31, 2018 and 2017, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the year ended December 31, 2018, the Company generated net income of $1,093,866 compared with a net loss of $891,016 for the year ended December 31, 2017.  The increase in net income of $1,984,882 is attributable to a decrease in gross revenue of $649, a decrease in costs of goods sold of $3,250, a decrease in general and administrative expenses of $533, an increase in gain on extinguished debt of $2,000,000, an increase in interest expense of $22,608, a decrease in discount amortization of $5,036, and a decrease in realized gain from currency translations of $680.

During the year ended December 31, 2018, the Company incurred a net comprehensive loss of $2,412, compared with a net comprehensive loss of $117,218 for the year ended December 31, 2017.  The decrease in net comprehensive loss of $114,806 is attributable to a decrease in unrealized loss on currency translation of $1,424, and a decrease in unrealized loss on securities of $113,382.

Liquidity and Capital Resources

Working Capital
	December 31, 2018	December 31, 2017	Increase (decrease)
Current assets	$––	$––	$––
Current liabilities	3,889,597	3,447,164	442,433
Working capital (deficit)	$(3,889,597)	$(3,447,164)	$442,433

As of December 31, 2018 and 2017, the Company had no cash.

The Company had a working capital deficit of $3,889,597 as of December 31, 2018, compared to a working capital deficit of $3,447,164 at December 31, 2017.  The increase in working capital deficit of $442,433 is attributable to an increase in accounts payable and accrued expenses of $274,869; an increase in convertible related party promissory notes of $40,000; and an increase in related party payable of $127,564.

Cash Flows	For the year ended
	December 31, 2018	December 31, 2017	Increase (decrease)
Net cash provided by operating activities	$––	$––	$––
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	––	––
Net change in cash	$––	$––	$––

Cash Flows from Operating Activities

During the years ended December 31, 2018 and 2017, the Company was provided with no cash flow from operating activities. There was an increase in net income from operations of $1,984,883; increases in amortization of deferred stock compensation of $1,750, accruals converted to related party loans of $4,676, discount amortization of $334, and gain on extinguished debt of $2,000,000; decreases in discount amortization of $5,036, and foreign exchange gains of $680; increases in the changes in accounts payable and accrued expenses of $64,267; and decreases in the changes in accounts receivable of $869, other receivables of $5,985, prepaid expenses of $806, other assets of $700, and related party payables of $43,193.

Cash Flows from Investing Activities

During the year ended December 31, 2018 and 2017, the Company was provided with no cash flow from investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2018 and 2017, the Company was provided with no cash flow from financing activities.

As of December 31, 2018, affiliates and related parties are due a total of $3,970,966, which is comprised of promissory notes to related parties in the amount of $3,172,705, accrued compensation in the amount of $645,555, and reimbursed expenses/cash advances to the Company in the amount of $152,706; for a net decrease of $1,182,536.  During the year ended December 31, 2018, promissory notes to related parties, net of unamortized discounts, decreased by $1,310,100, and accrued compensation increased by $127,564.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 and $0.25 per share.

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

As of December 31, 2018, the Company engaged six (6) individuals, inclusive of two (2) and executive officers and directors.  All personnel were full-time.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $17,418,034, and a working capital deficit of $3,889,597, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enigma-Bulwark, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enigma-Bulwark, Ltd. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had previous net losses an accumulated deficit of $17,418,034, and a working capital deficit of $3,889,597 as of December 31, 2018 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 8, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Investment in securities	$2,413	$4,825
Professional equipment, net	710	1,182
Intangible assets, net	31,166	--
Other assets	5,800	5,800

TOTAL ASSETS	$40,089	$11,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,692,746	$1,417,877
Notes and loans payable	169,605	169,605
Notes payable, convertible	500,000	688,755
Notes payable, convertible, related party	728,985	500,230
Related party payables	798,261	670,697
Total current liabilities	3,889,597	3,447,164

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	2,443,720	3,982,575
Total long-term liabilities	2,443,720	3,982,575
Total liabilities	6,333,317	7,429,739

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 77,382,753 and 69,382,753 issued and outstanding as of December 31, 2018, and 2017, respectively	77,382	69,382
Additional paid in capital	11,057,370	11,025,120
Subscriptions receivable	(7,000)	--
Accumulated deficit	(17,418,034)	(18,511,900)
Accumulated comprehensive losses	(2,946)	(534)
Total stockholders’ deficit	(6,293,228)	(7,417,932)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,089	$11,807

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2018	December 31, 2017

Revenue	$--	$649
Cost of sales	--	3,250
Gross profit (loss)	--	(2,601)

General and administrative expenses	617,497	618,030

Operating loss	(617,497)	(620,631)

Other income (expenses)
Gain on canceled promissory note	2,000,000	--
Interest expense	(207,168)	(184,560)
Discount amortization	(81,469)	(86,505)
Realized gain on currency translation	--	680
Total other income (expenses)	1,711,363	(270,385)

Net income (loss)	1,093,866	(891,016)

Comprehensive loss
Unrealized loss on currency translation	--	(1,424)
Unrealized loss on securities	(2,412)	(115,794)

Net comprehensive loss	(2,412)	(117,218)

Net income (loss) and comprehensive loss	$1,091,454	$(1,008,234)

Net income (loss) per share - basic and diluted	$0.02	$(0.01)

Weighted average common shares outstanding – basic and diluted	70,507,411	69,382,753

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2016	69,382,753	$69,382	$11,025,120	$--	$(17,620,884)	$116,684	$(6,409,698)

Net loss					(801,016)	(117,218)	(1,008,234)

Equity Balance, December 31, 2017	69,382,753	69,382	11,025,120	--	(18,511,900)	(534)	(7,417,932)

Issuance of stock award to officer	1,000,000	1,000					1,000

Issuance of common stock for intellectual property acquisition	7,000,000	7,000	31,500	(7,000)			31,500

Amortization of restricted stock award			750				750

Net income (loss)					1,093,866	(2,412)	1,091,454

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,620	$(7,000)	$(17,418,034)	$(2,946)	$(6,293,228)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2018	December 31, 2017
Cash flow from operating activities:
Net income (loss) and comprehensive loss	$1,091,454	$(1,008,234)
Comprehensive loss	(2,412)	(117,218)
Net income (loss)	1,093,866	(891,016)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred stock compensation	1,750	--
Accruals converted to related party loans	419,676	415,000
Depreciation and amortization	806	472
Discount amortization	81,469	86,505
Gain on canceled promissory note	(2,000,000)	--
Gain on foreign exchange	--	(680)
Changes in operating assets and liabilities:
Decrease in accounts receivable	--	869
Decrease in other receivables	--	5,985
Decrease in prepaid expenses	--	806
Decrease in other assets	--	700
Increase in accounts payable and accrued expenses	274,869	210,602
Increase in related party payables	127,564	170,757
Net cash provided by operating activities	--	--

Net change in cash	--	--

Cash – beginning of period	--	--

Cash – end of period	$--	$--

NONCASH ACTIVITIES
Issuance of common stock for intellectual property	$31,500	$--
Conversion of convertible promissory note to related party convertible promissory note	$188,755	$--
Conversion of related party payable to related party convertible promissory note	$419,676	$415,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$--	$40
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in an accumulated deficit of $17,418,034, and a working capital deficit of $3,889,597, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

DECEMBER 31, 2018 AND 2017

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

Fair Value of Financial Instruments

As of December 31, 2018 and 2017, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value.  The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs.  Certain Level 3 instruments may also be based on sales prices of similar assets.  The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.  As of December 31, 2018 and 2017, the Company had no cash equivalents.

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

Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations as other comprehensive income. On consolidation, exchange differences arising from the translation of the net investment in foreign entities are taken to stockholders’ equity. During the years ended December 31, 2018 and 2017, respectively, unrealized exchange differences of $0 and $1,424 were recognized. As of December 31, 2018 and 2017, unrealized exchange differences of $6,703 and $6,703, respectively, have been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following represents the accumulated unrealized exchange differences, which are excluded from earnings and reflected as a component of other comprehensive income:

Unrealized Foreign Currency Exchange
Balance, December 31, 2016	$8,127
Unrealized exchange differences during period	(1,424)
Balance, December 31, 2017	6,703
Unrealized exchange differences during period	--
Balance, December 31, 2018	$6,703

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at December 31, 2018.

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

The Company has continuing revenue from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of December 31, 2018, the Company has not commenced its principal operations, generating limited test sales of its security product line.

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

DECEMBER 31, 2018 AND 2017

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

As of December 31, 2018, the Company has not yet filed its 2013 through 2017 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes were due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the years ended December 31, 2018 and 2017, other comprehensive losses of $2,412 and $117,218 have been recognized.  As of December 31, 2018 and 2017, respectively, other comprehensive losses of $2,946 and $534 have been accumulated.  The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$8,127	$108,557	$116,684
Gain (loss)	(1,424)	(115,794)	(117,218)
Balance, December 31, 2017	6,703	(7,237)	(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this standard are effective for the Company for annual periods and first fiscal quarter beginning on January 1, 2017, with early adoption permitted.

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

DECEMBER 31, 2018 AND 2017

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  ASU 2017-01 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods.  Early adoption is permitted under certain conditions.

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

DECEMBER 31, 2018 AND 2017

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

NOTE 3.  INVESTMENT IN SECURITIES

As of December 31, 2018 and 2017, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) Common Stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the years ended December 31, 2018 and 2017, respectively, $2,412 and $115,794 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of December 31, 2018 and 2017, respectively, $9,649 and $7,237 in cumulative unrealized gains were recognized, and the securities held a fair value of $2,413 and $4,825.

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

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2018	December 31, 2017
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,652)	(1,180)
Property and equipment, net	$710	$1,182

During the years ended December 31, 2018 and 2017, respectively, $472 and $472 in depreciation was expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2018	December 31, 2017
Intellectual property	$31,500	$--
Accumulated amortization	(334)	--
Intellectual property, net	$31,166	$--

During the years ended December 31, 2018 and 2017, respectively, $334 and $0 in amortization was expensed.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2018	December 31, 2017
Accounts payable-vendors	$713,581	$680,719
Accrued payroll and taxes	80,995	44,995
Accrued interest	897,391	690,223
Other liabilities	779	1,940

Total accounts payable and accrued expenses	$1,692,746	$1,417,877

NOTE 7.  NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2018	December 31, 2017
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	500,000	688,755
Total	$669,605	$858,360

Notes payable includes the following convertible promissory notes at December 31, 2018 and 2017:

Description	Principal		Interest Rate (%)	Conversion Price	Maturity Date

Kasper Group, Ltd.	$188,755	[1]	7	$0.05	1 year from demand	[1]
Matrix Advisors, Inc.	500,000		5	$0.25	12/31/2015	[2]

Total convertible notes payable	$688,755

[1] No demand has been made.  Reclassified as related party transaction in September 2018 (Note 8).

[2] No change in terms of promissory note due to breach. The debt was converted in November 2021.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand.  As of December 31, 2018 and 2017, respectively, $44,605 and $44,605 is outstanding, and no demand has been made.

As of December 31, 2018 and 2017, respectively, notes payable consists of unsecured promissory notes issued in the principal sum of $125,000 and $125,000, and unsecured convertible promissory notes issued in the principal sum of $500,000 and $688,755.  The notes bear interest at a rate of between 5 to 25 percent per annum, and are due within one (1) year of written demand or by December 31, 2015.  The convertible promissory notes are convertible into restricted shares of the Company’s Common Stock at a conversion price of between $0.05 to $0.25 per share.

During the years ended December 31, 2018 and 2017, respectively, interest in the amount of $60,797 and $65,213 was expensed; and $68,726 and $0 was reclassified to related party interest. As of December 31, 2018 and 2017, respectively, interest in the amount of $351,066 and $358,995 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8.  RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31, 2018	December 31, 2017

Notes payable, convertible, short-term	$728,985	$500,230

Notes payable, long-term-secured	--	2,000,000
Less: unamortized discount	--	(81,469)
Total long-term notes payable, secured, net of discount	--	1,918,531

Notes payable, convertible, long-term-unsecured	2,443,720	2,064,044
Total long-term notes payable	2,443,720	3,982,575
Total notes payable	3,172,705	4,482,805

Accrued compensation	645,555	517,991
Reimbursable expenses/cash advances payable	152,706	152,706
Total related party payable	798,261	670,697

Total related party transactions	$3,970,966	$5,153,502

Related party notes payable consists of the following convertible notes payable at December 31, 2018 and 2017:

Description	Principal		Interest Rate	Conversion Price	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913		7	$0.05	1 year from demand	[1]
Huntington Chase LLC	40,000		5	$0.05	12/31/2023
William Nesbitt	86,317		5	$0.05	Funding	[2]
Kasper Group, Ltd.	188,755	[3]	7	$0.05	1 year from demand	[3]
Total short-term	728,985

Long-term:
Huntington Chase Financial Group	1,123,000		5	$0.05	12/31/2021
E. William Withrow Jr.	894,256		5	$0.05	12/31/2021
John Macey	426,464		4	$0.25	12/31/2023
Total long-term	2,443,720

Total convertible notes payable	$3,172,705

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

[3] Reclassified from non-related party (Note 7).

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2023, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share.

As of December 31, 2018 and 2017, respectively, affiliates and related parties are due a total of $3,970,966 and $5,153,502, which is comprised of promissory notes to related parties, net of unamortized discounts of $0 and $81,469, in the amount of $3,172,705 and $4,482,805, accrued compensation in the amount of $645,555 and $517,991, and reimbursed expenses/cash advances to the Company in the amount of $152,706 and $152,706; for a net increase (decrease) of ($1,182,536) and $672,262. During the years ended December 31, 2018 and 2017, respectively, promissory notes to related parties increased (decreased) by ($1,391,569) and $415,000, unamortized discounts decreased by $81,469 and $86,505, accrued compensation increased by $127,564 and $161,156, and reimbursable expenses/cash advances increased by $0 and $9,601.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following table summarizes the net changes to related party debt during the years ended December 31, 2017 and 2018:

	Total	Promissory Notes		Unamortized Discounts	Accrued Compensation	Expenses/Cash Advances

Balance, 12/31/2016	$4,481,240	$4,149,274		$(167,974)	$356,835	$143,105

Increases	586,958	--		--	576,156	10,202
Decreases	85,304	--		86,505	--	(601)
Conversions	--	415,000		--	(415,000)	--
Net change	672,262	415,000		86,505	161,156	9,601

Balance, 12/31/2017	5,153,502	4,564,274		(81,469)	571,991	152,706

Increases	736,995	188,755		--	548,240	--
Decreases	(1,919,531)	(2,000,000)	[1]	81,469	(1,000)	--
Conversions	--	419,676		--	(419,676)	--
Net change	(1,182,536)	(1,391,569)		81,469	127,564	--

Balance, 12/31/2018	$3,970,966	$3,172,705		$--	$645,555	$152,706

[1] Secured promissory note canceled, and underlying intellectual property rights returned to note holder.

During the years ended December 31, 2018 and 2017, respectively, promissory notes to related parties, net of unamortized discounts, increased (decreased) by ($1,310,100) and $501,505 as a result of an increase in accrued compensation owed to related parties in the amount of $419,676 and $415,000 converted to convertible promissory notes; $188,755 and $0 reclassified from non-related party promissory notes; $2,000,000 and $0 in secured promissory notes canceled [1]; and a decrease in unamortized discount in the amount of $81,469 and $86,505.

During the years ended December 31, 2018 and 2017, respectively, $548,240 and $576,176 in related party compensation was accrued, of which $419,676 and $415,000 was converted into convertible promissory notes; and $1,000 and $0 was paid; for a net increase in accrued compensation in the amount of $127,564 and $161,156.

During the years ended December 31, 2018 and 2017, respectively, reimbursable expenses/cash advances owed to related parties increased by $0 and $9,601 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $0 and $10,202; and repayments to related parties in the amount of $0 and $601.

During the years ended December 31, 2018 and 2017, respectively, $215,096 and $119,308 in interest on related party loans was expensed. As of December 31, 2018 and 2017, respectively, $546,325 and $331,229 in interest on related party loans was accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Promissory Notes

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2018 and 2017, respectively, $18,200 and $18,200 in interest was expensed.  As of December 31, 2018 and 2017, respectively, $79,192 and $60,992 in interest has been accrued. No demand for repayment has been made.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2018 and 2017, respectively, $4,315 and $4,316 in interest was expensed.  As of December 31, 2018 and 2017, respectively, $28,647 and $24,332 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PTSG IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the years ended December 31, 2018 and 2017, respectively, $81,469 and $86,505 in discount amortization was expensed.  As of December 31, 2018 and 2017, respectively, $0 and $81,469 in unamortized discount remained. On December 31, 2018, in connection with the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the Note Holders and, pursuant to the terms of the Security Agreement, the PTSG Note is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders. As a result, in 2018, the Company recognized a gain on the extinguishment of debt of $2,000,000.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company between 2009 and 2013 in the aggregate principal sum of $153,913.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the years ended December 31, 2018 and 2017, respectively, $10,774 and $10,774 in interest was expensed.  As of December 31, 2018 and 2017, respectively, $81,268 and $70,494 in interest has been accrued. No demand for repayment has been made.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr. Modifications to the note have been made through December 31, 2018, to adjust the principal balance to $894,256. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2018 and 2017, respectively, $40,928 and $30,280 in interest was expensed.  As of December 31, 2018 and 2017, respectively, $105,570 and $64,642 in interest was accrued.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2018, to adjust the principal balance to $1,123,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the years ended December 31, 2018 and 2017, respectively, $50,679 and $38,679 in interest, was expensed.  As of December 31, 2018 and 2017, respectively, $132,684 and $82,005 in interest was accrued.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John Macey.  Modifications to the note have been made through December 31, 2017, to adjust the principal balance to $426,424. The note bears interest at a rate of four percent (4%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.25 per share.  During the years ended December 31, 2018 and 2017, respectively, $17,058 and $17,059 in interest was expensed.  As of December 31, 2018 and 2017, respectively, $45,822 and $28,764 in interest was accrued.

On December 31, 2018, the Company issued a convertible promissory note in the principal amount of $40,000 for unpaid compensation owed in connection with a consulting agreement with Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the year ended December 31, 2018, no interest was expensed.  As of December 31, 2018, no interest was accrued.

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

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer.  The agreement is for an initial term of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. The agreement was renewed for an additional year, expiring October 31, 2018. On November 1, 2018, the Company entered into a new consulting agreement with MJ Management Services, Inc., for the services of Ms. Bucci. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

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

Stock Issuances

On October 1, 2018, in connection with the Employment Agreement with Mr. Kyle W. Withrow, the Company issued 1,000,000 shares of its restricted Common Stock, valued at $10,000, at $0.001 per share for cash in the amount of $1,000.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9.  COMMITMENTS AND CONTINGENCIES

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “Secured Note”) in the aggregate sum of $2,000,000. Pursuant to terms and conditions of the Secured Note, principal payments may be made prior to maturity without penalty when/if the Company meets certain funding and earnings goals.  Payments are defined as follows: 1) 10% of any equity investment of $2,100,000 or more; or 2) $250,000 each year the Company’s retained earnings reaches or exceeds $1,500,000; or 3) $250,000 each year the Company’s EBITDA reaches or exceeds $3,000,000. As of December 31, 2018 and 2017, no contingent payments have been made. Due to the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the former licensees on December 31, 2018.  Pursuant to the terms of the Security Agreement, the Secured Note was canceled, and any contingent payments are no longer required.

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was made upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2018, the Company has not commenced sales of the Licensed Product.

NOTE 10.  CAPITAL STOCK

The total number of authorized shares of Common Stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the years ended December 31, 2018 and 2017, respectively, 1,000,000 and 0 shares of its restricted Common Stock were issued in connection with certain related party consulting agreements, valued at $10,000 and $0, for cash in the amount of $1,000 and $0.  As a result, $9,000 and $0 was recorded to additional paid in capital, and $9,000 and $0 was recorded as deferred compensation, to be amortized over the next thirty-three (33) months.

During the years ended December 31, 2018 and 2017, respectively, 3,500,000 and 0 shares of its restricted Common Stock were issued in connection with the acquisition of intellectual property, valued at $35,000 and $0, for cash in the amount of $3,500 and $0.  As a result, $31,500 and $0 was recorded to additional paid in capital.

During the years ended December 31, 2018 and 2017, respectively, 3,500,000 and 0 shares of its restricted Common Stock were issued in connection with an intellectual property acquisition pending cancelation.

During the years ended December 31, 2018 and 2017, respectively, a total of $9,000 and $0 in deferred stock compensation was recorded, and $750 and $0 was expensed. As of December 31, 2018 and 2017, respectively, $8,250 and $0 in deferred stock compensation remained, to be expensed over the next thirty-three (33) months.

During the years ended December 31, 2018 and 2017, respectively, a total of 8,000,000 and 0 shares of the Company’s restricted Common Stock were issued. As of December 31, 2018 and 2017, respectively, the Company had 77,382,753 and 69,382,753 shares of Common Stock issued and outstanding.

NOTE 11.  STOCK OPTIONS AND AWARDS

Stock Options

As of December 31, 2018 and 2017, the Company had 602,500 and 102,500 stock options issued and outstanding.

During the years ended December 31, 2018 and 2017, respectively, 500,000 and 0 stock options were granted, valued at $0 and $0, using the Black-Scholes method. The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	500,000	4.80	$50,000	$0.63
$3.20	102,500	2.30	328,000	$3.20
	602,500		$378,000	$2.34

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2016	102,500	$3.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at December 31, 2017	102,500	$3.20
Granted	500,000	$0.63
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at December 31, 2018	602,500	$2.34

During the years ended December 31, 2018 and 2017, respectively, the Company expensed no stock option compensation. There remained no deferred stock option compensation at December 31, 2018 and 2017.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Restricted Stock Awards

During the years ended December 31, 2018 and 2017, respectively, 1,000,000 and 0 deferred restricted stock awards were granted, valued at $10,000 and $0, for cash in the amount of $1,000 and $0; and 83,333 and 0 restricted stock awards vested.  As a result, $9,000 and $0 in deferred stock compensation was recorded; of which $750 and $0 in deferred stock compensation was expensed. As of December 31, 2018 and 2017, respectively, there remained 916,667 and 0 shares to be vested, and $8,250 and $0 deferred stock compensation to be expensed over the next thirty-three (33) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2017	--	$--
Granted	1,000,000	9,000
Vested	(83,333)	(750)
Forfeited/Canceled	--	--
Outstanding at December 31, 2018	916,667	$8,250

NOTE 12.  INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2018 and 2017, was as follows:

	December 31, 2018	December 31, 2017

Income (loss) and comprehensive loss before taxes	$1,091,454	$(1,008,234)
Comprehensive loss	(2,412)	(117,794)
Income (loss) before taxes	1,093,866	(891,016)
Statutory rate (Fed & State(s))	30%	43%

Computed expected tax payable (recovery)	141,500	(357,500)

Effect of the U.S. tax law change	1,890,600	--

Tax effect of non-deductible expenses:
Discount amortization	24,300	37,100
Total tax effect of non-deductible expenses	24,300	37,100

Change in valuation allowance	(2,056,400)	320,400

Income tax expense	$--	$--

Reported income taxes:
Federal	$--	$--
State	--	--
Total	$--	$--

The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017
Net operating loss carried forward	$2,818,800	$4,735,000
Officers’ accrued compensation	784,000	937,400
Accrued related party interest	113,600	100,400
Valuation allowance	(3,716,400)	(5,772,800)
Net deferred income tax asset	$--	$--

During the year ended December 31, 2018, the Company realized extinguishment of debt principal in the amount of $2,000,000. Per Internal Revenue Code (“IRC”) Section 108(a) (1) (A) the extinguishment of debt principal is excluded from taxable income for the Company.  However, any available tax attributes must be released up and to the amount of the extinguishment.  Therefore, net operating loss carryforwards were released for the amount of income excluded from taxable income.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The remaining net operating losses available to use toward future taxable income are as follows:

Tax Year	Net Operating Loss	Expires
2010	$1,586,900	2030
2011	2,403,700	2031
2012	746,200	2032
2013	767,900	2033
2014	2,096,500	2034
2015	1,543,900	2035
2016	349,300	2036
2017	443,400	2037
2018	222,300	No expiration
Total	$10,160,100

As of December 31, 2018, the Company had approximately $10,160,100 of federal net operating losses. The Company is open to examinations for the tax year 2012 through the current tax year.

NOTE 13.  SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2018, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period January 1, 2019, to December 31, 2022, the Company increased its loans from related parties by $2,033,902, from a total of $3,970,966 at December 31, 2018, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $2,316,466, as a result of (i) $110,995 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $3,969.845 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in unamortized discount of $741,616, (vi) payments to the Company in the amount of $5,500 for stock award payments, (vii) $521,557 converted to Common Stock, and (viii) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $166,832 as a result of (i) $3,919,785 in accrued compensation, of which $3,969,845 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $5,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,732.  All outstanding related party notes payable bear interest at the rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

DECEMBER 31, 2018 AND 2017

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, the end of the Company’s fiscal year covered by this report, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2018, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2018, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2018:

Name	Position Held with the Company	Age [1]	Date First Elected or Appointed
E. William Withrow Jr.	Director Chairman of the Board	81	July 2, 2009 November 5, 2015
Kyle W. Withrow	President and Chief Executive Officer	44	September 19, 2018
Calli R. Bucci	Chief Financial Officer Secretary	54	August 16, 2011 November 1, 2011
John L. Ogden	Director	65	March 3, 2008
William B. Nesbitt	Director	79	November 6, 2011
Dr. Martin A. Blake	Director	62	August 12, 2010
John D. Macey	Director	56	October 17, 2014
Philip J. Woolas	Director	59	February 20, 2015
[1] As of December 31, 2018.

The following table represents the directors and executive officers of the Company as of the date of filing of this Annual Report:

Name	Position Held with the Company	Age [2]	Date First Elected or Appointed
Clive Oosthuizen	President and Chief Executive Officer Director	47	April 6, 2021 October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	58	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	32	October 8, 2019
William B. Nesbitt	Director	82	November 6, 2011
Dr. Martin A. Blake	Director	65	August 12, 2010
Philip J. Woolas	Director	62	February 20, 2015
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

Audit Committee

At December 31, 2018, the Company’s audit committee consisted of  Mr. John L. Ogden, chairperson, and Ms. Calli R Bucci. During the calendar year 2018, the business of the audit committee was conducted though teleconferences.  Formal communications to the Board were made during meetings held by the Board and in writing via email.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company under Rule 16a-3€ during the year ended December 31, 2018, Forms 5, and any amendments thereto, furnished to the Company with respect to the year ended December 31, 2018, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2018, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2018 and 2017.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
E. William Withrow Jr.	2018	125,837	[1]	None	None	None	None	None	10,094	[5]	135,931
Chairman of the Board, Former President, CEO	2017	175,000	[1]	None	None	None	None	None	13.460	[5]	188,460
Kyle W. Withrow	2018	36,500	[2]	None	10,000 [2]	None	None	None	2,885	[5]	49,385
President, CEO	2017	None		None	None	None	None	None	None		None
Calli R. Bucci	2018	125,000	[3]	None	None	None [3]	None	None	6,924	[5]	131,924
Chief Financial Officer, Secretary	2017	120,000	[3]	None	None	None	None	None	27,696	[5]	147,696
Edward W. Withrow III	2018	240,000	[4]	None	None	None	None	None	None		240,000
Key Consultant, Former Executive Chairman (2009-2015)	2017	240,000	[4]	None	None	None	None	None	None		240,000

[1]

Pursuant to employment agreement dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2018, $894,256 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[2]

Pursuant to employment agreement dated October 1, 2018. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Employment agreement also includes stock award of 1,000,000 shares, with an aggregate grant date fair value of $10,000, 100% of which vested immediately, at a cost of $0.001 per share.

[3]

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

[4]

Pursuant to consulting agreement with Huntington Chase Financial Group dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2018, $1,123,000 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[5]	Accrued vacation.

The table below summarizes the compensation paid by the Company subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report:

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

[2]

Pursuant to consulting agreement with MJ Management Services, Inc. dated November 1, 2018. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 500,000 options granted, which are exercisable at a price of $0.10 per share, vest quarterly over a period of 24 months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.  Executive also granted stock award in 2019 of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $945,170 in accrued compensation has been converted into a convertible promissory note, net of conversions, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $150,000 in principal and $67,340 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock.

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

[5]

Executive resigned as President and CEO on September 19, 2018, but remained as Director until April 6, 2021. Executive granted stock award in 2019 of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2022, $893,256 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $224,795 in accrued interest was converted into 4,495,909 shares of the Company’s restricted Common Stock.

[6]

Pursuant to consulting agreement with Huntington Chase LLC dated November 1, 2018.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals.  As of December 31, 2022, $1,000,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock.

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

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement is for a period of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. The agreement was renewed for an additional year, expiring October 31, 2018.  On November 1, 2018, the Company entered into a new consulting agreement with MJ Management Services Inc. for the services of Ms. Bucci. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

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

* Plan expired 2019

As of December 31, 2018, the Company has granted options to purchase a total of 1,224,755 shares of the Company’s restricted Common Stock, of which 492,255 have expired and 130,000 were forfeited/canceled.  There were 602,500 options outstanding at December 31, 2018.

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited, and 11,562,569 were outstanding.

Stock Options/SAR Grants

The following options were granted to the Company’s directors and officers during the years ended December 31, 2018 and 2017.

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

The following options were granted subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during the Company’s fiscal years ended December 31, 2018 or 2017, by any officer or director of the Company.

The following options were exercised subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

Outstanding Equity Awards at Fiscal Year End

The following table represents the outstanding equity awards as of December 31, 2018:

	Number of Options
Name	Granted	Non-Exercisable	Exercisable	Exercise Price	Expiration Date
Kyle Withrow	25,000	––	25,000	$3.20	04/19/2021
John Ogden	15,000	––	15,000	$3.20	04/19/2021
Edward W. Withrow Jr.	15,000	––	15,000	$3.20	04/19/2021
Shelley Meyers	15,000	––	15,000	$3.20	04/19/2021
Myles Lambert	10,000	––	10,000	$3.20	04/19/2021
Paul Christensen	10,000	––	10,000	$3.20	04/19/2021
Calli Bucci	5,000	––	5,000	$3.20	04/19/2021
Martin Blake	5,000	––	5,000	$3.20	04/19/2021
Rodolpho Madrigal	2,500	––	2,500	$3.20	04/19/2021
Calli Bucci	500,000	458,333	41,667	$0.10	11/01/2023
	602,500	458,333	144,167

During the year ended December 31, 2018, no stock option compensation was expensed. There remained no deferred stock option compensation at December 31, 2018.

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

Compensation of Directors

As of December 31, 2018, the Company had no formal plan for compensating its directors for their service in their capacity as directors.  However, the Company’s directors and certain officers have received stock options to purchase common shares under the Company’s 2009 Stock Option Plan, and may receive additional stock options at the discretion of the Company’s Board or (as to future grants) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors.  The Company’s Board may award special remuneration to any director undertaking any special services on the Company’s behalf other than services ordinarily required of a director.  As of December 31, 2018, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control.  There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.  The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except stock options that may be granted at the discretion of the Board or a committee thereof.

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

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of the Company’s Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	59,211,712	[2]	56.16%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	37,172,573	[3]	35.25%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	23.73%
Phyllis De Moubray	Chesters Mountain Street	Chilham, Kent CT4 8DQ UK	7,713,783	[5]	11.12%
Brook Invest & Finance S.A.	PO Box 146	Road Town, Totorla, BVI	5,706,506	[6]	8.22%
Paul B. Burke	Heron House, Withinlee Road	Prestbury, Cheshire SK10 4AT UK	3.851,892	[7]	5.55%
Adrian Pegler	4 Highmoor View	Waterhead Oldham OL4 2SL UK	3,821,076	[8]	5.51%
Directors and Executive Officers:
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	25,184,875	[9]	28.17%
John D. Macey	Parkfield, Park Road	Willaston Neston Cheshire CH64 1TJ UK	5,741,036	[10]	8.06%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	2,941,384	[11]	4.24%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	2,347,725	[12]	3.38%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	10,216,063	[13]	12.94%
Martin A. Blake	#16 - 03 Adria, 12 Derbyshire Road	Novena, Singapore 309466	5,000	[14]	0.01%
Directors and officers as a group (6 shareholders)			46,436,083		56.80%

[1]

Based upon 69,382,753 shares issued and outstanding at December 31, 2018, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other beneficial shareholder or person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]

Includes direct beneficial ownership of 5,477,230 common shares; and indirect beneficial ownership of (i) 100,000 common shares held by M. Katuska Sandoval, spouse; and (ii) 37,172,573 common shares held by Huntington Chase Financial Group, and 16,461,909 common shares held by Withrow Sinclair & Co., entities controlled by Edward W. Withrow, III. See Footnote [3] and [4].

[3]	Includes direct beneficial ownership of 1,115,324 common shares, and 36,057,249 common shares deemed outstanding in connection with convertible debt. Entity controlled by Edward W. Withrow, III.

[4]	Includes direct beneficial ownership of 16,461,909 common shares. Entity controlled by Edward W. Withrow, III.

[5]	Includes direct beneficial ownership of 7,703,783 common shares; and indirect beneficial ownership of 10,000 common shares held by Arran De Moubray, spouse.

[6]	Includes direct beneficial ownership of 5,706,506 common shares. Entity controlled by Kiran Patel, The Whitmill Trust Company, Ltd., whose address is 17 Esplanade, St Helier, Jersey, JE1 1WT, UK.

[7]	Includes direct beneficial ownership of 3,851,892 common shares.

[8]	Includes direct beneficial ownership of 3,821,076 common shares.

[9]

Includes direct beneficial ownership of 5,173,355 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2018; and 19,996,520 common shares deemed outstanding in connection with convertible debt.

[10]	Includes direct beneficial ownership of 3,851,892 common shares and 1,889,144 common shares deemed outstanding in connection with convertible debt.

[11]

Includes direct beneficial ownership of 2,925,384 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2018; and indirect beneficial ownership of 1,000 common shares held by Yvonne T. Ogden, spouse.

[12]

Includes direct beneficial ownership of 1,779,808 common shares and 46,667 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2018; and indirect beneficial ownership of (i) 21,250 common shares held by child and (ii) 500,000 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

[13]	Includes direct beneficial ownership of 664,063 common shares and 9,552,000 common shares deemed outstanding in connection with convertible debt.

[14]	Includes direct beneficial ownership of 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2018.

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

[12]	Includes direct beneficial ownership of 4,805,000 common shares, and 7,195,940 common shares deemed outstanding in connection with convertible debt.

[13]	Includes direct beneficial ownership of 1,164,063 common shares, and 2,633,230 common shares deemed outstanding in connection with convertible debt.

[14]	Includes direct beneficial ownership of 500,000 common shares.

[15]	Includes direct beneficial ownership of 500,000 common shares.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2018, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

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

The following represent additional related parties subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Leafy Lane Limited, a beneficial shareholder, is controlled by David Rocke, a former Board member (2019-2021).

Stock Issuances:

The following represent the stock issuances to related parties during the year ended December 31, 2018:

On October 1, 2018, in connection with the Employment Agreement with Mr. Kyle W. Withrow to serve as the Company’s Chief Executive Officer, the Company issued 1,000,000 shares of its restricted Common Stock to Mr. Withrow at $0.001 per share, for cash in the amount of $1,000.

The following represent the stock issuances to related parties subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

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

On December 1, 2014, the Company entered into a consulting agreement with MJ Management Services Inc., for the services of Ms. Calli R. Bucci to serve as Chief Financial Officer. The agreement is for an initial term of three (3) years, and provides for compensation of $120,000 per year, as well as expense reimbursements, and an initial stock award of 500,000 restricted shares of the Company’s Common Stock, valued at $149,500, at a price of $0.001 per share. The agreement was renewed for an additional year, expiring October 31, 2018. On November 1, 2018, the Company entered into a new Consulting Agreement with MJ Management Services, Inc., for the services of Ms. Bucci. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

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

The following represent the agreements entered into with related parties subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

Related Party Payable:

Promissory Notes and Accrued Interest:

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2018, $18,200 in interest was expensed.  As of December 31, 2018, $79,192 in interest has been accrued, and no demand for repayment has been made. During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $36,146 in interest was expensed, and cash payments totaling $260,000 in principal and $115,338 in interest were made.  As of December 31, 2022, the principal portion of the note and accrued interest has been paid in full.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2018, $4,315 in interest was expensed.  As of December 31, 2018, $28,647 in interest has been accrued. During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $17,197 in interest was expensed, and cash payments to the holder totaling $500 in principal were made.  As of December 31, 2022, $85,817 in principal and $45,844 in accrued interest remained. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PearTrack IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the year ended December 31, 2018, $81,469 in discount amortization was expensed.  As of December 31, 2018, no unamortized discount remained.  On December 31, 2018, in connection with the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the former licensees and, pursuant to the terms of the Security Agreement, the PTSG Note issued to the Note Holders is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a convertible promissory notes payable to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company between 2009 and 2013 in the aggregate principal sum of $153,913.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the year ended December 31, 2018, $10,774 in interest was expensed.  As of December 31, 2018, $81,268 in interest has been accrued. During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $43,124 in interest was expensed.  As of December 31, 2022, $153,913 in principal and $124,392 in accrued interest remained. No demand for repayment has been made.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr., a related party.  Modifications to the note have been made through December 31, 2018, to adjust the principal balance to $894,256. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share.  During the year ended December 31, 2018, $40,928 in interest was expensed.  As of December 31, 2018, $105,570 in interest has been accrued. During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $178,816 in interest was expensed, and cash payments to the holder totaling $1,000 in principal were made. On August 31, 2021, $224,795 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock. As of December 31, 2022, $893,256 in principal and $59,591 in accrued interest remained.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2018, to adjust the principal balance  to $1,123,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. During the year ended December 31, 2018, $50,679 in interest, was expensed.  As of December 31, 2018, $132,684 in interest has been accrued. During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $224,753 in interest was expensed. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock. As of December 31, 2022, $1,123,000 in principal and $74,918 in accrued interest remained.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John Macey, a related party.  Modifications to the note have been made through December 31, 2017, to adjust the principal balance to $426,424. The note bears interest at a rate of 4% per annum, is due December 31, 2023, and is convertible into the Company's Common Stock at a conversion price of $0.25 per share.  During the year ended December 31, 2018, $17,058 in interest was expensed.  As of December 31, 2018, $45,822 in interest has been accrued. During the years ended December 31, 2018, through October 4, 2019, $17,058 in interest was expensed.  On October 4, 2019, Mr. Macey was not reelected to the Board, and the note and $62,880 in accrued interest was reclassified to non-related party debt.

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

The following represent the promissory notes issued to related parties subsequent to December 31, 2018, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

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

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a promissory note in the principal amount of $25,000 for unpaid compensation owed to Mr. Clive Oosthuizen, a related party. The non-interest bearing note is due December 31, 2020, and was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $1,190, to be amortized over the term of the note.  During the years ended December 31, 2019, through December 31, 2022, $1,190 in discount amortization was expensed, and cash repayments were made in the amount of $12,500.  As of December 31, 2022, no unamortized discount remained.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $60,000 for unpaid compensation owed to Mr. Clive Oosthuizen. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $554,230. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $150,000, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $99,000. During the years ended December 31, 2020, through December 31, 2022, $99,000 in discount amortization, and $45,719 in interest, was expensed. On August 31, 2021, $100,000 in principal and $16,442 in accrued interest was converted into 2,328,833 shares of the Company’s restricted Common Stock. As of December 31, 2022, no unamortized discount remained, and $29,277 in interest has been accrued. The requisite funding goals for repayment have not been met.

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

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $116,666 for unpaid compensation owed to Mr. Michael Gabriele, a related party. Modifications to the note have been made through December 31, 2021, to adjust the principal balance to $354,629. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. A portion of the principal in the amount of $116,666, if converted at the conversion price on the issuance date, resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $38,479.  During the years ended December 31, 2020, through December 31, 2022, $38,479 in discount amortization and $40,887 in interest was expensed, and $30,000 in principal repayments were made.  As of December 31, 2022, no unamortized discount remained, and $40,887 in interest has been accrued. The requisite funding goals for repayment have not been met.

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

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $700,170 for unpaid compensation owed to MJ Management Services, Inc., a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $945,170. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $775,170, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $472,602.  During the years ended December 31, 2020, through December 31, 2022, $281,787 in discount amortization, and $125,624 in interest, was expensed, and $55,000 in principal repayments were made. On August 31, 2021, $150,000 in principal and $67,340 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock.  As of December 31, 2022, $190,815 in unamortized discount remained, and $58,284 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $134,995 for unpaid compensation owed to Ms. Yinuo Jiang, a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $432,995. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $184,995, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $115,997.  During the years ended December 31, 2020, through December 31, 2022, $68,379 in discount amortization and $34,802 in interest was expensed, and $8,000 in principal repayments were made.  On August 31, 2021, $82,786 in principal and $17,198 in accrued interest was converted into 2,000.000 shares of the Company’s restricted Common Stock. As of December 31, 2022, $47,618 in unamortized discount remained, and $17,604 in interest has been accrued.

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

Accrued Compensation and Benefits:

During the year ended December 31, 2018, $548,240 in related party compensation was accrued, of which $419,676 was converted to convertible promissory notes, for a net increase in accrued compensation in the amount of $127,564.  As of December 31, 2018, accrued compensation not converted to promissory notes is owed to Mr. Kyle W. Withrow in the amount of $39,385; Ms. Calli R. Bucci in the amount of $551,170; and Mr. John Macey in the amount of $55,000; for a total accrued compensation owed in the amount of $645,555, as follows:

Related Party		For the year ended December 31, 2018
	Balance	Compensation	Compensation	Conversion to	Balance
	December 31, 2017	Accrued	Paid	Promissory Note	December 31, 2018
E. William Withrow Jr.	$43,745	$135,931	$––	$(179,676)	$––
Kyle W. Withrow	––	40,385	(1,000)	––	39,385
Calli R. Bucci	419,246	131,924	––	––	551,170
John Macey	55,000	––	––	––	55,000
Huntington Chase, LLC	––	240,000	––	(240,000)	––
Total	$517,991	$548,240	$(1,000)	$(419,676)	$645,555

During the years ended December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $3,919,485 in related party compensation was accrued, of which $3,969,845 was converted to convertible promissory notes, $61,472 was paid (not inclusive of payments made against promissory notes, referenced below table), and $55,000 was reclassified to non-related party accrued compensation, for a net decrease in accrued compensation in the amount of $166,832. As of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $54,000; Mr. David Rocke in the amount of $100,064; Mr. Michael Gabriele in the amount of $41,409; Mr. William B. Nesbit in the amount of $78,000; Mr. John L. Ogden in the amount of $50,250; Mr. Martin Blake in the amount of $77,500; and Mr. Philip Woolas in the amount of $77,500; for a total accrued compensation owed in the amount of $478,723, as follows:

Related Party		January 1, 2019, through December 31, 2022
	Balance	Compensation		Compensation		Conversion to		To Non-Related	Balance
	December 31, 2018	Accrued		Paid		Promissory Note		Party Accrued Payroll	December 31, 2022
E. William Withrow Jr.	$––	$54,000		$––	[2]	$––		$––	$54,000	[1]
Calli R. Bucci	551,170	600.000		(1,000)	[3]	(1,150,170)		––	––
John Macey	55,000	––		––		––		(55,000)	––
Huntington Chase, LLC	––	960,000		––	[4]	(960,000)	[4]	––	––
Kyle W. Withrow	39,385	365,931		(1,500)		(403,816)		––	––
Clive Oosthuizen	––	679,230			[5]	(679,230)	[5]	––	––
David Rocke	––	227,050	[6]	(26,986)	[6]	(100,000)		––	100,064	[5]
Michael Gabriele	––	423,024	[6]	(26,986)	[6]	(354,629)	[7]	––	41,609	[5]
Yinuo Jiang	––	325,000		(3,000)	[9]	(322,000)		––	––
William B. Nesbitt	––	78,000		––	[8]	––		––	78,000	[1]
John L. Ogden	––	51,250		(1,000)		––		––	50,250	[1]
Martin Blake	––	78,000		(500)		––		––	77,500	[1]
Philip Woolas	––	78,000		(500)		––		––	77,500	[1]
Total	$645,555	$3,919,485		$(61,472)		$(3,969,845)		$(55,000)	$478,723

[1]	Director Compensation
[2]	Does not reflect payment applied as a reduction to promissory note in the amount of $1,000.
[3]	Does not reflect payment applied as a reduction to promissory note in the amount of $55,000.
[4]	Does not reflect payments applied as reduction to promissory note totaling $398,475, or payments applied as reduction to accrued interest on promissory note totaling $117,510.
[5]	Does not reflect payment applied as a reduction to promissory note in the amount of $12,500.
[6]	Includes profit participation in the amount of $68,395, and payment of profit participation of $26,986.
[7]	Does not reflect payments applied as reduction to promissory note totaling $30,000.
[8]	Does not reflect payment applied as a reduction to promissory note in the amount of $500.
[9]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,000.

During the year ended December 31, 2018, no operating expenses were paid by officers/directors and beneficial shareholders for the Company; no cash loans were made by officers/directors and beneficial shareholders to the Company; and no repayments were made.  As of December 31, 2018, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $116,152; Mr. John Macey in the amount of $5,022; Mr. William B. Nesbitt in the amount of $8,215; and Huntington Chase LLC, whose principal, Mr. Edward W. Withrow III, is a beneficial shareholder, in the amount of $3,587; for a total reimbursable expenses/cash advances owed to related parties in the amount of $152,706, as follows:

		For the year ended December 31, 2018
	Balance	Expenses paid by	Cash	Repayments to	Balance
	December 31, 2017	Related Party	Loans to Company	Related Party	December 31, 2018
E. William Withrow Jr.	$19,730	$––	$––	$––	$19,730
Calli R. Bucci	116,152	––	––	––	116,152
John Macey	5,022	––	––	––	5,022
William B. Nesbitt	8,215	––	––	––	8,215
Huntington Chase, LLC	3,587	––	––	––	3,587
Total	$152,706	$––	$––	$––	$152,706

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

		January 1, 2019, through December 31, 2022
	Balance	Expenses paid by	Cash	Repayments to	To Non-Related	Balance
	December 31, 2018	Related Party	Loans to Company	Related Party	Party Payable	December 31, 2022
E. William Withrow Jr.	$19,730	$––	$––	$––	$––	$19,730
Calli R. Bucci	116,152	8,556	––	(115,679)	––	9,029
John Macey	5,022	––	––	––	(5,022)	––
William B. Nesbitt	8,215	––	––	––	––	8,215
Huntington Chase, LLC	3.587	1,215	100	(4,902)	––	––
Total	$152,706	$9,771	$100	$(120,581)	$(5,022)	$36,974

Summary

As of December 31, 2018, affiliates and related parties were due a total of $3,970,966, which is comprised of promissory notes to related parties in the amount of $3,172,705, accrued compensation in the amount of $645,555, and reimbursed expenses/cash advances to the Company in the amount of $152,706, for a net decrease of $1,182,536. During the year ended December 31, 2018, promissory notes to related parties decreased by $1,391,569, unamortized discounts decreased by $81,469, accrued compensation increased by $127,567, and reimbursable expenses/cash advances increased by $0.

During the year ended December 31, 2018, promissory notes to related parties, net of unamortized discounts, decreased by $1,310,100 as a result of an increase in accrued compensation owed to related parties in the amount of $419,676 converted to convertible promissory notes; $188,755 reclassified from non-related party promissory notes; $2,000,000 in secured promissory notes canceled; and a decrease in unamortized discount in the amount of $81,469.

During the year ended December 31, 2018, $548,240 in accrued compensation was accrued, of which $419,676 was converted into convertible promissory notes, and $1,000 and $0 was paid; for a net increase in accrued compensation in the amount of $127,564.

During the year ended December 31, 2018, there was no change in reimbursable expenses/cash advances owed to related parties.

During the year ended December 31, 2018, $215,096 in interest on related party loans was expensed. As of December 31, 2018, $546,325 in accrued interest on related party loans has been accrued.

During the years ended December 31, 2019, through December 31, 2022, and as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

As of December 31, 2022, affiliates and related parties are due a total of $6,004,868, which is comprised of promissory notes to related parties, net of unamortized discounts of $310,878, in the amount of $5,489,171, accrued compensation in the amount of $478,723, and reimbursed expenses/cash advances to the Company in the amount of $36,974. During the years ended December 31, 2019, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $2,316,466, accrued compensation decreased by $166,832, and reimbursable expenses/cash advances decreased by $115,732, for a net increase of $2,033,902.

During the years ended December 31, 2019, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $2,316,466 as a result of $110,995 reclassified from non-related party transactions; $426,464 reclassified to non-related party transactions; $3,969,845 converted from accrued compensation; an increase in discounts resulting from beneficial conversion features of $1,052,494; a decrease in unamortized discount of $741,616; payments to the Company in the amount of $5,500 for stock award payments; $521,557 converted to Common Stock; and payments to related parties in the amount of $499,975.

During the years ended December 31, 2019, through December 31, 2022, $3.919,485 in related party compensation was accrued, of which $3,969,845 was converted into convertible promissory notes; $55,000 was reclassified to non-related party transactions; payments to the Company were made in the amount of $5,500 for related party stock awards; and payments to related parties were made in the amount of $55,972; for a net decrease in related party accrued compensation in the amount of $166,632.

During the years ended December 31, 2019, through December 31, 2022, reimbursable expenses/cash advances owed to related parties decreased by $115,732 as a result of an increase in cash loans to the Company in the amount of $100; expenses paid by related parties on behalf the Company in the amount of $9,771; repayments to related parties in the amount of $120,581; and $5,022 reclassified to non-related party transactions.

During the years ended December 31, 2019, through December 31, 2022, $968,241 in interest on related party loans was expensed, $123,152 in interest payments were made to related parties, $716,694 was converted to Common Stock, and $62,880 in accrued interest was reclassified to non-related party accrued interest, for a net increase in accrued interest on related party loans in the amount of $65,515. As of December 31, 2022, $611,840 in accrued interest on related party loans has been accrued.

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

As of December 31, 2018, the Company acted with six directors, consisting of Mr. John L. Ogden, Mr. E. William Withrow, Jr., Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas, and Mr. John D. Macey.  The Company determined that Mr. John L. Ogden, Mr. William B. Nesbitt, Dr. Martin A. Blake, and Mr. Philip J. Woolas were “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2018 and 2017, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2018	December 31, 2017
Audit Fees	$32,000	$32,000
Audit Related Fees	––	––
Tax Fees	––	––
All Other Fees	––	––
Total	$32,000	$32,000

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

ENIGMA-BULWARK, LTD.

Dated: June 8, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and Chief Executive Officer

Dated: June 8, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENIGMA-BULWARK, LTD.

Dated: June 8, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
Director

Dated: June 8, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Director

Dated: June 8, 2023	/s/ William B. Nesbitt
William B. Nesbitt
Director

Dated: June 8, 2023	/s/ Dr. Martin A. Blake
Dr. Martin A. Blake
Director

Dated: June 8, 2023	/s/ Philip J. Woolas
Philip J. Woolas
Director