Form 10-Q
period 2019-03-31
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2019, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2018, on Form 10-K, as filed with the Securities and Exchange Commission on  June 8, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Investment in securities	$1,207	$2,413
Property and equipment, net	592	710
Intangible assets, net	30,766	31,166
Other assets	5,800	5,800

TOTAL ASSETS	$38,365	$40,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,762,762	$1,692,746
Notes and loans payable	169,605	169,605
Notes payable, convertible	500,000	500,000
Notes payable, convertible, related party	788,985	728,985
Related party payables	876,146	798,261
Total current liabilities	4,097,498	3,889,597

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	2,443,720	2,443,720
Total long-term liabilities	2,443,720	2,443,720
Total liabilities	6,541,218	6,333,317

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 77,382,753 issued and outstanding as of March 31, 2019, and December 31, 2018	77,382	77,382
Additional paid in capital	11,058,120	11,057,370
Subscriptions receivable	(7,000)	(7,000)
Accumulated deficit	(17,627,203)	(17,418,034)
Accumulated comprehensive income	(4,152)	(2,946)
Total stockholders' deficit	(6,502,853)	(6,293,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,365	$40,089

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018

General and administrative expenses	155,311	151,763

Operating loss	(155,311)	(151,763)

Other expenses
Interest expense	(53,858)	(48,684)
Discount amortization	--	(21,330)
Total other expenses	(53,858)	(70,014)

Net loss	(209,169)	(221,777)

Comprehensive loss
Unrealized loss on securities	(1,206)	(2,412)

Net comprehensive loss	(1,206)	(2,412)

Net loss and comprehensive loss	$(210,375)	$(224,189)

Net loss per share - basic and diluted	$(0.003)	$(0.003)

Weighted average common shares outstanding - basic and diluted	76,410,531	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the three months ended March 31, 2018
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$––	$(18,511,900)	$(534)	$(7,417,932)

Net loss					(221,777)	(2,412)	(224,189)

Equity Balance, March 31, 2018	69,382,753	$69,382	$11,025,120	––	$(18,733,677)	(2,946)	(7,642,121)

	For the three months ended March 31, 2019
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,370	$(7,000)	$(17,418,034)	$(2,946)	$(6,293,228)

Amortization of restricted stock award			750

Net loss					(209,169)	(1,206)	(210,375)

Equity Balance, March 31, 2019	77,382,753	$77,382	$11,058,120	$(7,000)	$(17,627,203)	$(4,152)	$(6,502,853)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash flow from operating activities:
Net loss and comprehensive loss	$(210,375)	$(224,189)
Comprehensive loss	(1,206)	(2,412)
Net loss	(209,169)	(221,777)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation/amortization of deferred compensation	750	--
Accruals converted to related party loans	60,000	150,860
Depreciation and amortization	518	118
Discount amortization	--	21,330
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	70,016	60,906
Increase (decrease) in related party payables	77,885	(11,437)
Net cash used by operating activities	--	--

Net change in cash	--	--

Cash - beginning of period	--	--

Cash - end of period	$--	$--

NONCASH ACTIVITIES
Conversion of related party payable to related party convertible promissory note	$60,000	$150,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

As of March 31, 2019, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $210,375, an accumulated deficit of $17,627,203, and a working capital deficit of $4,097,498 as of March 31, 2019, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MARCH 31, 2019, AND DECEMBER 31, 2018

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

Fair Value of Financial Instruments

As of March 31, 2019, and December 31, 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2019, and December 31, 2018, the Company had no cash equivalents.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at March 31, 2019, and December 31, 2018.

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

As of March 31, 2019, the Company has not commenced its principal operations, generating limited test sales of its security product line in prior years.

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

As of March 31, 2019, the Company had not yet filed its 2013 through 2018 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the three months ended March 31, 2019 and 2018, respectively, other comprehensive losses of $1,206 and $2,412 have been recognized.  As of March 31, 2019 and 2018, respectively, other comprehensive losses of $4,152 and $2,946 has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Comprehensive Income (Loss)
Balance, December 31, 2017	$6,703	$(7,237)	$(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, March 31, 2018	$6,703	$(9,649)	$(2,946)

Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, March 31, 2019	$6,703	$(10,855)	$(4,152)

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

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

MARCH 31, 2019, AND DECEMBER 31, 2018

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

Not Yet Adopted:

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

NOTE 3. INVESTMENT IN SECURITIES

As of March 31, 2019, and December 31, 2018, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the three months ended March 31, 2019 and 2018, respectively, $1,206 and $2,412 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of March 31, 2019, and December 31, 2018, respectively, $10,855 and $9,649 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $2,413.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,770)	(1,652)
Property and equipment, net	$592	$710

During the three months ended March 31, 2019 and 2018, respectively, $118 and $118 in depreciation was expensed.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2019	December 31, 2018
Intellectual property	$31,500	$31,500
Accumulated amortization	(734)	(334)
Intellectual property, net	$30,766	$31,166

During the three months ended March 31, 2019 and 2018, respectively, $400 and $0 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2019	December 31, 2018
Accounts payable-vendors	$717,739	$713,581
Accrued payroll and taxes	92,995	80,995
Accrued interest	951,249	897,391
Other liabilities	779	779

Total accounts payable and accrued expenses	$1,762,762	$1,692,746

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2019	December 31, 2018
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total	$669,605	$669,605

Notes payable includes the following convertible promissory notes at March 31, 2019, and December 31, 2018:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]

Total convertible notes payable	$500,000

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, interest in the amount of $12,823 and $60,797 was expensed. As of March 31, 2019, and December 31, 2018, respectively, interest in the amount of $363,899 and $351,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	March 31, 2019	December 31, 2018

Notes payable, convertible, short-term	$788,985	$728,985

Notes payable, convertible, long-term	2,443,720	2,443,720
Total notes payable	3,232,705	3,172,705

Accrued compensation	723,440	645,555
Reimbursable expenses/cash advances payable	152,706	152,706
Total related party payable	876,146	798,261

Total related party transactions	$4,108,851	$3,970,966

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

Related party notes payable consists of the following convertible notes payable at March 31, 2019, and December 31, 2018:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
Huntington Chase LLC	100,000	5	$0.05	12/31/2023
William Nesbitt	86,317	5	$0.05	Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05	1 year from demand	[1]
Total short-term	788,985

Long-term:
Huntington Chase Financial Group	1,123,000	5	$0.05	12/31/2021
E. William Withrow Jr.	894,256	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	2,443,720

Total convertible notes payable	$3,232,705

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

As of March 31, 2019, and December 31, 2018, respectively, affiliates and related parties are due a total of $4,108,851 and $3,970,966, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $3,232,705 and $3,172,705; accrued compensation in the amount of $723,440 and $645,555; and reimbursable expenses/cash advances to the Company in the amount of $152,706 and $152,706; for a net increase (decrease) of $137,885 and ($1,182,536). During the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, promissory notes to related parties increased (decreased) by $60,000 and ($1,391,569), unamortized discounts decreased by $0 and $81,469, and accrued compensation increased by $77,885 and $127,564.

During the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, promissory notes to related parties, net of unamortized discounts, increased (decreased) by $60,000 and ($1,310,100) as a result of an increase in accrued compensation owed to related parties in the amount of $60,000 and $419,676 converted to convertible promissory notes; $0 and $188,755 reclassified from non-related party promissory notes; $0 and $2,000,000 in secured promissory notes canceled; and a decrease in unamortized discount in the amount of $0 and $81,469.

During the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, $137,885 and $548,240 in related party compensation was accrued, of which $60,000 and $419,676 was converted into convertible promissory notes; and $0 and $1,000 was paid; for a net increase in accrued compensation in the amount of $77,885 and $127,564.

During the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, $41,036 and $215,096 in interest on related party loans was expensed. As of March 31, 2019, and December 31, 2018, respectively, $587,361 and $546,325 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

As of March 31, 2019, and December 31, 2018, the Company had 77,382,753 shares of Common Stock issued and outstanding.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

NOTE 10. STOCK OPTIONS AND AWARDS

Stock Options

As of March 31, 2019 and December 31, 2018, the Company had 602,500 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.10	500,000	4.55	$50,000	$0.63
$3.20	102,500	2.05	328,000	$3.20
	602,500		$378,000	$2.34

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2018	602,500	$2.34
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at March 31, 2019	602,500	$2.34

During the three months ended March 31, 2019, and the year ended December 31, 2018, the Company expensed no stock option compensation. There remained no deferred stock option compensation at March 31, 2019 and December 31, 2018.

Restricted Stock Awards

During the three months ended March 31, 2019, and the year ended December 31, 2018, respectively, 0 and 1,000,000 restricted stock awards were granted, valued at $0 and $9,000, net of cost in the amount of $0 and $1,000; and 83,333 and 83,333 restricted stock awards vested, for which $750 and $750 in deferred stock compensation was expensed. As of March 31, 2019, and December 31, 2018, respectively, 833,334 and 916,667 shares remain to be vested, and $7,500 and $8,250 deferred stock compensation remains to be expensed over the next thirty (30) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2018	916,667	$8,250
Granted	--	--
Vested	(83,333)	(750)
Forfeited/Canceled	--	--
Outstanding at March 31, 2019	833,334	$7,500

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2019, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period April 1, 2019, to December 31, 2022, the Company increased its loans from related parties by $1,896,017, from a total of $4,108,851 at March 31, 2019, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $2,256,466, as a result of (i) $110,995 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $3,909,845 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in unamortized discount of $741,616, (vi) payments to the Company in the amount of $5,500 for stock award payments, (vii) $521,557 converted to common stock, and (viii) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $244,717 as a result of (i) $3,781,600 in accrued compensation, of which $3,909,845 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $5,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,732.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

MARCH 31, 2019, AND DECEMBER 31, 2018

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019, AND DECEMBER 31, 2018

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ending March 31, 2019, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of March 31, 2019, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of March 31, 2019, the Company had total assets of $38,365 compared with total assets of $40,089 at December 31, 2018. The decrease in total assets of $1,727 is attributable to a decrease in investment in securities of $1,206, depreciation of $118, and amortization of $400.

As of March 31, 2019, the Company had total liabilities of $6,541,218 compared with total liabilities of $6,333,317 at December 31, 2018. The increase in total liabilities of $207,901 is attributable to an increase in accounts payable and accrued expenses of $70,016, an increase in related party payables of $77,885, and an increase in related party convertible notes payable of $60,000.

Results of Operations

Three months ended March 31, 2019, compared to three months ended March 31, 2018.

	For the three months ended
	March 31, 2019	March 31, 2018

General and administrative expenses	$155,311	$151,763

Operating loss	$(155,311)	$(151,763)

Interest expense	$(53,858)	$(48,684)

Discount amortization	$––	$(21,330)

Net loss	$(209,169)	$(221,777)

Net comprehensive loss	$(1,206)	$(2,412)

Net loss and comprehensive loss	$(210,375)	$(224,189)

Revenue

For the three months ended March 31, 2019 and 2018, no revenue was generated.

At March 31, 2019, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended March 31, 2019 and 2018, no const of sales were incurred.

At March 31, 2019, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended
	March 31, 2019	March 31, 2018	Variances
Legal and accounting fees	$4,000	$4,000	$––
Management fees	149,885	148,423	1,462
Stock compensation/amortization of deferred compensation	750	––	750
Depreciation and amortization	518	118	400
Office supplies and miscellaneous expenses	158	(778)	936
Total general and administrative expenses	$155,311	$151,763	$3,548

General and administrative expenses in the amount of $155,311 for the three months ended March 31, 2019, were comprised of $4,000 of legal and accounting fees, $149,885 of management fees, $750 of stock compensation/amortization of deferred compensation, $518 of depreciation, and $158 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $151,763 for the three months ended March 31, 2018, were comprised of $4,000 of legal and accounting fees, $148,423 of management fees, $118 of depreciation, and ($778) of office overhead and other general and administrative expenses.

General and administrative expenses of $155,311 for the three months ended March 31, 2019, as compared to $151,763 for the three-month period ended March 31, 2018, resulted in an increase in general and administrative expenses for the current period of $3,548. The increase in general and administrative expenses of $3,548 was attributable to the following items:

•an increase in management fees of $1,462 due an increase in accrued vacation; and

•an increase in amortization of stock compensation/stock options of $750, due to a stock grant in the prior year, resulting in deferred stock compensation amortization of $750; and

•an increase in depreciation and amortization expense of $400, due to the acquisition of intellectual property, resulting in amortization expense of $400; and

•an increase in other general and administrative expenses of $936, due to decreases in bank charges of $1,162, and a decrease in other general office and miscellaneous expenses of $226.

General and administrative expenses for the three months ended March 31, 2019 and 2018, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the three months ended March 31, 2019, the Company incurred a net loss of $209,169, compared with a net loss of $221,777 for the three months ended March 31, 2018. The decrease in net loss of $12,608 is attributable to an increase in general and administrative expenses of $3,548, an increase in interest expense of $5,174, and a decrease in discount amortization of $21,330.

During the three months ended March 31, 2019, the Company incurred a net comprehensive loss of $1,206, compared with a net comprehensive loss of $1,206 for the three months ended March 31, 2018.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital Deficit
	March 31, 2019	December 31, 2018	Increase (decrease)
Current assets	$––	$––	$––
Current liabilities	4,097,498	3,889,597	207,901
Working capital (deficit)	$(4,097,498)	$(3,889,597)	$(207,901)

As of March 31, 2019, and December 31, 2018, the Company had no cash.

The Company had a working capital deficit of $4,097,498 as of March 31, 2019, compared to a working capital deficit of $3,889,597 at December 31, 2018.  The increase in working capital deficit of $207,901 is primarily attributable to an increase in accounts payable and accrued expenses of $70,016, an increase in convertible related party promissory notes of $60,000, and a decrease in related party payable of $77,885.

Cash Flows	For the three months ended
	March 31, 2019	March 31, 2018	Increase (decrease)
Net cash provided by operating activities	$––	$––	$––
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	––	––
Net change in cash	$––	$––	$––

Cash Flows from Operating Activities

During the three months ended March 31, 2019 and 2018, the Company was provided with no cash flow from operating activities. There was a decrease in the net loss from operations of $12,608; an increase in stock compensation/stock option amortization of $750; a decrease in accruals converted to related party loans of $90,860; an increase in depreciation and amortization of $400; a decrease in discount amortization of $21,330; and increases in the changes in accounts payable and accrued expenses of $9,110, and related party payables of $89,332.

Cash Flows from Investing Activities

During the three months ended March 31, 2019 and 2018, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2019 and 2018, the Company was provided with no cash flows from financing activities.

As of March 31, 2019, affiliates and related parties are due a total of $4,108,851, which is comprised of promissory notes to related parties in the amount of $3,232,705; accrued compensation in the amount of $723,440; and reimbursable expenses/cash advances to the Company in the amount of $152,706; for a net increase of $137,885. During the three months ended March 31, 2019, promissory notes to related parties increased by $60,000, and accrued compensation increased by $77,885.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $210,375, an accumulated deficit of $17,627,203, and a working capital deficit of $4,097,498, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2019, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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