Form 10-Q
period 2019-06-30
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2019, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2018, on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Investment in securities	$1,207	$2,413
Property and equipment, net	474	710
Intangible assets, net	30,366	31,166
Other assets	5,800	5,800

TOTAL ASSETS	$37,847	$40,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,831,123	$1,692,746
Notes and loans payable	169,605	169,605
Notes payable, convertible	500,000	500,000
Notes payable, convertible, related party	848,985	728,985
Related party payables	1,008,197	798,261
Total current liabilities	4,357,910	3,889,597

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	2,443,720	2,443,720
Total long-term liabilities	2,443,720	2,443,720
Total liabilities	6,801,630	6,333,317

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 77,382,753 issued and outstanding as of June 30, 2019, and December 31, 2018	77,382	77,382
Additional paid in capital	11,063,522	11,057,370
Subscriptions receivable	(7,000)	(7,000)
Accumulated deficit	(17,893,535)	(17,418,034)
Accumulated comprehensive income	(4,152)	(2,946)
Total stockholders' deficit	(6,763,783)	(6,293,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,847	$40,089

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

General and administrative expenses	$211,128	$152,702	$366,439	$304,465

Operating loss	(211,128)	(152,702)	(366,439)	(304,465)

Other expenses
Interest expense	(55,204)	(51,105)	(109,062)	(99,789)
Discount amortization	--	(21,567)	--	(42,897)
Total other expenses	(55,204)	(72,672)	(109,062)	(142,686)

Net loss	(266,332)	(225,374)	(475,501)	(447,151)

Comprehensive loss
Unrealized loss on securities	--	--	(1,206)	(2,412)

Net comprehensive loss	--	--	(1,206)	(2,412)

Net loss and comprehensive loss	$(266,332)	$(225,374)	$(476,707)	$(449,563)

Net loss per share - basic and diluted	$(0.003)	$(0.003)	$(0.006)	$(0.006)

Weighted average common shares outstanding - basic and diluted	77,382,753	69,382,753	76,899,328	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the six months ended June 30, 2018
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$--	$(18,511,900)	$(534)	$(7,417,932)

Net loss					(221,777)	(2,412)	(224,189)

Equity Balance, March 31, 2018	69,382,753	69,382	11,025,120	--	(18,733,677)	(2,946)	(7,642,121)

Net loss					(225,374)	--	(225,374)

Equity Balance, June 30, 2018	69,382,753	$69,382	$11,025,120	$--	$(18,959,051)	$(2,946)	$(7,867,495)

	For the six months ended June 30, 2019
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,370	$(7,000)	$(17,418,034)	$(2,946)	$(6,293,228)

Amortization of restricted stock award			750

Net loss					(209,169)	(1,206)	(210.375)

Equity Balance, March 31, 2019	77,382,753	77,382	11,058,120	(7,000)	(17,627,203)	(4,152)	(6,502,853)

Amortization of restricted stock award			750				750

Amortization of stock options			4,652				4,652

Net loss					(266,332)	--	(266,332)

Equity Balance, June 30, 2019	77,382,753	$77,382	$11,063,522	$(7,000)	$(17,893,535)	$(4,152)	$(6,763,783)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2019	June 30, 2018
Cash flow from operating activities:
Net loss and comprehensive loss	$(476,707)	$(449,563)
Comprehensive loss	(1,206)	(2,412)
Net loss	(475,501)	(447,151)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation/amortization of deferred compensation	6,152	--
Accruals converted to related party loans	120,000	257,975
Depreciation and amortization	1,036	236
Discount amortization	--	42,897
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	138,377	125,172
Increase in related party payables	209,936	20,871
Net cash provided by operating activities	--	--

Net change in cash	--	--

Cash - beginning of period	--	--

Cash - end of period	$--	$--

NONCASH ACTIVITIES
Conversion of related party payable to related party convertible promissory note	$120,000	$257,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

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

As of June 30, 2019, the Company was structured with three wholly-owned subsidiaries: PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $476,707, an accumulated deficit of $17,893,535, and a working capital deficit of $4,357,910 as of June 30, 2019, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2019, AND DECEMBER 31, 2018

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

Fair Value of Financial Instruments

As of June 30, 2019, and December 31, 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of June 30, 2019, and December 31, 2018, the Company had no cash equivalents.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

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

The Company’s revenue is generated from limited customer contracts for its tracking units and system.  In addition, the Company provides consulting services as an additional revenue source.  As of June 30, 2019, the Company has not commenced its principal operations, generating limited test sales of its security product line.

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

As of June 30, 2019, the Company had not yet filed its 2013 through 2018 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the six months ended June 30, 2019 and 2018, respectively, other comprehensive losses of $1,206 and $2,412 have been recognized.  As of June 30, 2019 and 2018, respectively, other comprehensive losses of $4,152 and $2,946 has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$6,703	$(7,237)	$(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, June 30, 2018	$6,703	$(9,649)	$(2,946)

Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, June 30, 2019	$6,703	$(10,855)	$(4,152)

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

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

JUNE 30, 2019, AND DECEMBER 31, 2018

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  The amendments to Topic 326 and other Topics in ASU 2019-04 clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. The amendments to Topic 815 in ASU 2019-04 include items related to Update 2017- 12 and clarify certain aspects of Topic 815. The amendments to Topic 321 and other Topics in ASU 2019-04 relate to the amendments in Update 2016-01 and clarify certain aspects of the amendments in Update 2016-01. ASU 2019-04 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of June 30, 2019, and December 31, 2018, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC: AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the six months ended June 30, 2019 and 2018, respectively, $1,206 and $2,412 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of June 30, 2019, and December 31, 2018, respectively, $10,855 and $9,649 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $2,413.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Office equipment	$2,362	$2,362
Accumulated depreciation	(1,888)	(1,652)
Property and equipment, net	$474	$710

During the six months ended June 30, 2019 and 2018, respectively, $236 and $236 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	June 30, 2019	December 31, 2018
Intellectual property	$31,500	$31,500
Accumulated amortization	(1,134)	(334)
Intellectual property, net	$30,366	$31,166

During the six months ended June 30, 2019 and 2018, respectively, $800 and $0 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	June 30, 2019	December 31, 2018
Accounts payable-vendors	$721,896	$713,581
Accrued payroll and taxes	101,995	80,995
Accrued interest	1,006,453	897,391
Other liabilities	779	779

Total accounts payable and accrued expenses	$1,831,123	$1,692,746

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	June 30, 2019	December 31, 2018
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total	$669,605	$669,605

Notes payable includes the following convertible promissory notes at June 30, 2019, and December 31, 2018:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]

Total convertible notes payable	$500,000

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, interest in the amount of $25,786 and $60,797 was expensed. As of June 30, 2019, and December 31, 2018, respectively, interest in the amount of $376,852 and $351,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	June 30, 2019	December 31, 2018

Notes payable, convertible, short-term	$848,985	$728,985

Notes payable, convertible, long-term	2,443,720	2,443,720
Total notes payable	3,292,705	3,172,705

Accrued compensation	855,491	645,555
Reimbursable expenses/cash advances payable	152,706	152,706
Total related party payable	1,008,197	798,261

Total related party transactions	$4,300,902	$3,970,966

Related party notes payable consists of the following convertible notes payable at June 30, 2019, and December 31, 2018:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
Huntington Chase LLC	160,000	5	$0.05	12/31/2023
William Nesbitt	86,317	5	$0.05	Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05	1 year from demand	[1]
Total short-term	848,985

Long-term:
Huntington Chase Financial Group	1,123,000	5	$0.05	12/31/2021
E. William Withrow Jr.	894,256	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	2,443,720

Total convertible notes payable	$3,292,705

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

As of June 30, 2019, and December 31, 2018, respectively, affiliates and related parties are due a total of $4,300,902 and $3,970,966, which is comprised of promissory notes to related parties in the amount of $3,292,705 and $3,172,705; accrued compensation in the amount of $855,491 and $645,555; and reimbursable expenses/cash advances to the Company in the amount of $152,706 and $152,706; for a net increase (decrease) of $329,936 and ($1,182,536). During the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, promissory notes to related parties increased (decreased) by $120,000 and ($1,391,569), unamortized discounts decreased by $0 and $81,469, and accrued compensation increased by $209,936 and $127,564.

During the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, promissory notes to related parties, net of unamortized discounts, increased (decreased) by $120,000 and ($1,310,100), as a result of an increase in accrued compensation owed to related parties in the amount of $120,000 and $419,676 converted to convertible promissory notes; $0 and $188,755 reclassified from non-related party promissory notes; $0 and $2,000,000 in secured promissory notes canceled; and a decrease in unamortized discount in the amount of $0 and $81,469.

During the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, $329,936 and $548,240 in related party compensation was accrued, of which $120,000 and $419,676 was converted into convertible promissory notes; and $0 and $1,000 was paid; for a net increase in accrued compensation in the amount of $209,936 and $127,564.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

During the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, $83,276 and $215,096 in interest on related party loans was expensed. As of June 30, 2019, and December 31, 2018, respectively, $629,601 and $546,325 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Agreements

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

As of June 30, 2019, and December 31, 2018, the Company had 77,382,753 shares of Common Stock issued and outstanding.

NOTE 10. STOCK OPTIONS AND AWARDS

Stock Options

As of June 30, 2019, and December 31, 2018, respectively, the Company had 10,227,633 and 602,500 stock options issued and outstanding.

On May 15, 2019, in connection with certain consulting agreements, the Company granted 9,625,133 options to purchase shares of its Common Stock, valued at $55,825 using the Black-Scholes method, at an exercise price of $0.005 per share.  The options are exercisable for a period of five (5) years, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met. .The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.005	9,625,133	4.85	$48,126	$0.16
$0.10	500,000	4.30	50,000	$0.63
$3.20	102,500	1.80	328,000	$3.20
	10,227,633		$426,126	$1.44

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2018	602,500	$2.34
Granted	9,625,133	$0.16
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at June 30, 2019	10,227,633	$1.44

During the six months ended June 30, 2019, and the year ended December 31, 2018, 9,624,133 and 500,000 stock options were granted, for which $55,825 and $0 in deferred stock option compensation was recorded, and $4,652 and $0 was expensed. There remained $51,173 and $0 in deferred stock option compensation at June 30, 2019, and December 31, 2018, to be expensed over the next thirty-four (34) months.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, AND DECEMBER 31, 2018

Restricted Stock Awards

During the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, 0 and 1,000,000 restricted stock awards were granted, valued at $0 and $9,000, net of cost in the amount of $0 and $1,000; and 166,667 and 83,333 restricted stock awards vested, for which $1,500 and $750 in deferred stock compensation was expensed. As of June 30, 2019, and December 31, 2018, respectively, 750,000 and 916,667 shares remain to be vested, and $6,750 and $8,250 deferred stock compensation remains to be expensed over the next twenty-seven (27) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2018	916,667	$8,250
Granted	--	--
Vested	(166,667)	(1,500)
Forfeited/Canceled	--	--
Outstanding at June 30, 2019	750,000	$6,750

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to June 30, 2019, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period July 1, 2019, to December 31, 2022, the Company increased its loans from related parties by $1,703,966, from a total of $4,300,902 at June 30, 2019, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,703,966, as a result of (i) $110,995 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $3,849,845 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,052,494, (v) a decrease in unamortized discount of $741,616, (vi) payments to the Company in the amount of $5,500 for stock award payments, (vii) $521,557 converted to common stock, and (viii) payments to related parties in the amount of $499,975; (b) a decrease in accrued compensation of $376,768 as a result of (i) $3,589,549 in accrued compensation, of which $3,849,845 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $5,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,732. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

JUNE 30, 2019, AND DECEMBER 31, 2018

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the six months ending June 30, 2019, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of June 30, 2019, PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of June 30, 2019, the Company had total assets of $37,847 compared with total assets of 40,089 at December 31, 2018. The decrease in total assets of $2,242 is attributable to a decrease in investment in securities of $1,206, depreciation of $236, and amortization of $800.

As of June 30, 2019, the Company had total liabilities of $6,801,630 compared with total liabilities of $6,333,317 at December 31, 2018. The increase in total liabilities of $468,313 is attributable to an increase in accounts payable and accrued expenses of $138,377, an increase in related party payables of $209,936, and an increase in related party convertible notes payable of $120,000.

Results of Operations

Three and six months ended June 30, 2019, compared to three and six months ended June 30, 2018.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

General and administrative expenses	$211,128	$152,702	$366,439	$304,465

Operating loss	$(211,128)	$(152,702)	$(366,439)	$(304,465)

Interest expense	$(55,204)	$(51,105)	$(109,062)	$(99,789)

Discount amortization	$––	$(21,567)	$––	$(42,897)

Net loss	$(266,332)	$(225,374)	$(475,501)	$(447,151)

Net comprehensive loss	$––	$––	$(1,206)	$(2,412)

Net loss and comprehensive loss	$(266,332)	$(225,374)	$(476,707)	$(449,563)

Revenue

For the three months ended June 30, 2019 and 2018, no revenue was generated.

For the six months ended June 30, 2019 and 2018, no revenue was generated.

At June 30, 2019, the Company had not yet begun full operations, generating limited test market sales.

Cost of sales

For the three months ended June 30, 2019 and 2018, no cost of sales was incurred.

For the six months ended June 30, 2019 and 2018, no cost of sales was incurred.

At June 30, 2019, the Company had not yet begun full operations, generating limited test market sales.

General and Administrative Expenses

	For the three months ended		For the six months ended		Variances
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	3-month	6-month
Legal and accounting fees	$4,000	$4,000	$8,000	$8,000	$––	$––
Management fees	201,051	148,423	350,936	296,846	52,628	54,090
Stock compensation/amortization of deferred compensation	5,402	––	6,152	––	5,402	6,152
Depreciation and amortization	518	118	1,036	236	400	800
Office supplies and miscellaneous expenses	157	161	315	(617)	(4)	932
Total general and administrative expenses	$211,128	$152,702	$366,439	$304,465	$58,426	$61,974

General and administrative expenses in the amount of $211,128 for the three months ended June 30, 2019, were comprised of $4,000 of legal and accounting fees, $201,051 of management fees, $5,402 of stock compensation/amortization of deferred compensation, $518 of depreciation and amortization, and $157 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $152,702 for the three months ended June 30, 2018, were comprised of $4,000 of legal and accounting fees, $148,423 of management fees, $118 of depreciation, and $161 of office overhead and other general and administrative expenses.

General and administrative expenses of $211,128 for the three months ended June 30, 2019, as compared to $152,702 for the three months ended June 30, 2018, resulted in an increase in general and administrative expenses for the current period of $58,426.  The increase in general and administrative expenses of $58,426 was attributable to the following items:

•an increase in management fees of $52,628, due to an increase in management personnel; and

•an increase in amortization of stock compensation/stock options of $5,402, due to a stock grant in the prior year, resulting in deferred stock compensation amortization of $750; and stock options granted in the prior year, resulting in stock option amortization of $4,652; and

•an increase in depreciation and amortization expense of $400, due to the acquisition of intellectual property, resulting in amortization expense of $400; and

•a decrease in other general and administrative expenses of $4.

General and administrative expenses in the amount of $366,439 for the six months ended June 30, 2019, were comprised of $8,000 of legal and accounting fees, $350,936 of management fees, $6,152 of stock compensation/amortization of deferred compensation, $1,036 of depreciation and amortization, and $315 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $304,465 for the six months ended June 30, 2018, were comprised of $8,000 of legal and accounting fees, $296,846 of management fees, $236 of depreciation, and ($617) of office overhead and other general and administrative expenses.

General and administrative expenses of $366,439 for the six months ended June 30, 2019, as compared to $304,465 for the six months ended June 30, 2018, resulted in an increase in general and administrative expenses for the current period of $61,974. The increase in general and administrative expenses of $61,974 was attributable to the following items:

•an increase in management fees of $54,090, due to an increase in management personnel; and

•an increase in amortization of stock compensation/stock options of $6,152, due to a stock grant in the prior year, resulting in deferred stock compensation amortization of $1,500; and stock options granted in the prior year, resulting in stock option amortization of $4,652; and

•an increase in depreciation and amortization expense of $800, due to the acquisition of intellectual property, resulting in amortization expense of $800; and

•an increase in other general and administrative expenses of $932.

General and administrative expenses for the six months ended June 30, 2019 and 2018, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the six months ended June 30, 2019, the Company incurred a net loss of $475,501, compared with a net loss of $447,151 for the six months ended June 30, 2018. The increase in net loss of $28,350 is attributable to an increase in general and administrative expenses of $61,974, an increase in interest expense of $9,273, and a decrease in discount amortization of $42,897.

During the six months ended June 30, 2019, the Company incurred a net comprehensive loss of $1,206, compared with a net comprehensive loss of $2,412 for the six months ended June 30, 2018.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital Deficit
	June 30, 2019	December 31, 2018	Increase (decrease)
Current assets	$––	$––	$––
Current liabilities	4,357,910	3,889,597	468,313
Working capital (deficit)	$(4,357,910)	$(3,889,597)	$468,313

As of June 30, 2019, and December 31, 2018, the Company had no cash.

The Company had a working capital deficit of $4,357,910 as of June 30, 2019, compared to a working capital deficit of $3,889,597 at December 31, 2018.  The increase in working capital deficit of $468,313 is primarily attributable to an increase in accounts payable and accrued expenses of $138,377, an increase in convertible related party promissory notes of $120,000, and an increase in related party payable of $209,936.

Cash Flows	For the six months ended
	June 30, 2019	June 30, 2018	Increase (decrease)
Net cash provided by operating activities	$––	$––	$––
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	––	––	––
Net change in cash	$––	$––	$––

Cash Flows from Operating Activities

During the six months ended June 30, 2019 and 2018, the Company used no cash flow from operating activities. There was an increase in the net loss from operations of $28,350; an increase in stock compensation/stock option amortization of $6,152; a decrease in accruals converted to related party loans of $137,975; an increase in depreciation and amortization of $800; a decrease in discount amortization of $42,897; and increases in the changes in accounts payable and accrued expenses of $13,205, and related party payables of $189,065.

Cash Flows from Investing Activities

During the six months ended June 30, 2019 and 2018, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2019 and 2018, the Company was provided with no cash flows from financing activities.

As of June 30, 2019, affiliates and related parties are due a total of $4,300,902, which is comprised of promissory notes to related parties in the amount of $3,292,705; accrued compensation in the amount of $855,491; and reimbursable expenses/cash advances to the Company in the amount of $152,706; for a net increase of $329,936. During the six months ended June 30, 2019, promissory notes to related parties increased by $120,000, and accrued compensation increased by $206,936.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $468,313, an accumulated deficit of $17,893,535, and a working capital deficit of $4,357,910, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2019, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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