Form 10-Q
period 2019-09-30
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2019, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2018, on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$39,862	$--
Accounts receivable	76,097	--
Prepaid expenses	6,706	--
Total current assets	122,665	--

Non-current assets
Investment in securities	1,207	2,413
Property and equipment, net	356	710
Intangible assets, net	29,966	31,166
Other assets	5,800	5,800
Total non-current assets	37,329	40,089

TOTAL ASSETS	$159,994	$40,089

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,946,477	$1,692,746
Notes and loans payable	169,605	169,605
Notes payable, related party, net of unamortized discount	73,904	--
Notes payable, convertible	500,000	500,000
Notes payable, convertible, related party	908,985	728,985
Related party payables	1,191,276	798,261
Total current liabilities	4,790,247	3,889,597

Long-term liabilities
Notes and convertible notes payable, related party	2,443,720	2,443,720
Total long-term liabilities	2,443,720	2,443,720
Total liabilities	7,233,967	6,333,317

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 94,937,223 and 77,382,753 issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	94,937	77,382
Additional paid in capital	11,220,871	11,057,370
Subscriptions receivable	(3,710)	(7,000)
Accumulated deficit	(18,381,919)	(17,418,034)
Accumulated comprehensive income	(4,152)	(2,946)
Total stockholders' deficit	(7,073,973)	(6,293,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159,994	$40,089

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$106,297	$--	$106,297	$--
Cost of sales	94,295	--	94,295	--
Gross profit	12,002	--	12,002	--

General and administrative expenses	439,772	147,289	806,211	451,754

Operating loss	(427,770)	(147,289)	(794,209)	(451,754)

Other expenses
Interest expense	(60,520)	(53,080)	(169,582)	(152,869)
Discount amortization	(94)	(21,804)	(94)	(64,701)
Total other expenses	(60,614)	(74,884)	(169,676)	(217,570)

Net loss	(488,384)	(222,173)	(963,885)	(669,324)

Comprehensive loss
Unrealized loss on securities	--	--	(1,206)	(2,412)

Net comprehensive loss	--	--	(1,206)	(2,412)

Net loss and comprehensive loss	$(488,384)	$(222,173)	$(965,091)	$(671,736)

Net loss per share - basic and diluted	$(0.006)	$(0.003)	$(0.012)	$(0.010)

Weighted average common shares outstanding - basic and diluted	83,790,500	69,382,753	79,221,627	69,382,753

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the nine months ended September 30, 2018
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$--	$(18,511,900)	$(534)	$(7,417,932)

Net loss					(221,777)	(2,412)	(224,189)

Equity Balance, March 31, 2018	69,382,753	69,382	11,025,120	--	(18,733,677)	(2,946)	(7,642,121)

Net loss					(225,374)	--	(225,374)

Equity Balance, June 30, 2018	69,382,753	69,382	11,025,120	--	(18,959,051)	(2,946)	(7,867,495)

Net loss					(222,173)	--	(222,173)

Equity Balance, September 30, 2018	69,382,753	$69,382	$11,025,120	$--	$(19,181,224)	$(2,946)	$(8,089,668)

	For the nine months ended September 30, 2019
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,370	$(7,000)	$(17,418,034)	$(2,946)	$(6,293,228)

Amortization of restricted stock award			750				750

Net loss					(209,169)	(1,206)	(210,375)

Equity Balance, March 31, 2019	77,382,753	77,382	11,058,120	(7,000)	(17,627,203)	(4,152)	(6,502,853)

Amortization of restricted stock award			750				750

Amortization of stock options			4,652				4,652

Net loss					(266,332)		(266,332)

Equity Balance, June 30, 2019	77,382,753	77,382	11,063,522	(7,000)	(17,893,535)	(4,152)	(6,763,783)

Grant of stock award for services-officers/directors	13,544,000	13,544	121,896	(210)			135,230

Exercise of stock options-officers/directors	4,010,470	4,011	16,042				20,053

Amortization of restricted stock award			750				750

Amortization of stock options			18,661				18,661

Subscriptions received				3,500			3,500

Net loss					(488,384)		(488,384)

Equity Balance, September 30, 2019	94,937,223	$94,937	$11,220,871	$(3,710)	$(18,381,919)	$(4,152)	$(7,073,973)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2019	September 30, 2018
Cash flow from operating activities:
Net loss and comprehensive loss	$(965,091)	$(671,736)
Comprehensive loss	(1,206)	(2,412)
Net loss	(963,885)	(669,324)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation/amortization of deferred compensation	147,459	--
Accruals converted to related party loans	205,000	359,676
Depreciation and amortization	1,554	354
Discount amortization	94	64,701
Changes in operating assets and liabilities:
Increase in accounts receivable	(76,097)	--
Increase in prepaid expenses	(6,706)	--
Increase in accounts payable and accrued expenses	252,541	191,414
Increase in related party payables	393,015	53,179
Net cash used by operating activities	(47,025)	--

Cash flow from financing activities:
Proceeds from related party promissory notes	50,000	--
Proceeds from issuance of common stock	36,887	--
Net cash provided by financing activities	86,887	--

Net increase in cash	39,862	--

Cash - beginning of period	--	--

Cash - end of period	$39,862	$--

NONCASH ACTIVITIES
Imputed interest on related party promissory note	$1,190	$--
Conversion of related party payable to related party convertible promissory note	$205,000	$359,676
Conversion of convertible note payable to related party convertible note payable	$--	$188,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,912	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

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

As of September 30, 2019, the Company was structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation, and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc. (“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $965,091, an accumulated deficit of $18,381,919, and a working capital deficit of $4,667,582 as of September 30, 2019, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

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

Fair Value of Financial Instruments

As of September 30, 2019, and December 31, 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2019, and December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts from customers of the Company’s security services.  Charges to bad debt are based on both historical write-offs and specifically identified receivables. As of September 30, 2019 and December 31, 2018, no allowance for doubtful accounts was established.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at September 30, 2019, and December 31, 2018.

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

The Company’s revenue is generated from limited customer contracts for its security services operations.  As of September 30, 2019, the Company has not generated revenues from the commercialization of its intellectual properties.

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

As of September 30, 2019, the Company had not yet filed its 2013 through 2018 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the nine months ended September 30, 2019 and 2018, respectively, other comprehensive losses of $1,206 and $2,412 have been recognized.  As of September 30, 2019 and 2018, respectively, other comprehensive losses of $4,152 and $2,946 has been accumulated.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$6,703	$(7,237)	$(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, September 30, 2018	$6,703	$(9,649)	$(2,946)

Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, September 30, 2019	$6,703	$(10,855)	$(4,152)

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

NOTE 3. INVESTMENT IN SECURITIES

As of September 30, 2019, and December 31, 2018, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC: AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the nine months ended September 30, 2019 and 2018, respectively, $1,206 and $2,412 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of September 30, 2019, and December 31, 2018, respectively, $10,855 and $9,649 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $2,413.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Office equipment	$2,362	$2,362
Accumulated depreciation	(2,006)	(1,652)
Property and equipment, net	$356	$710

During the nine months ended September 30, 2019 and 2018, respectively, $354 and $354 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	September 30, 2019	December 31, 2018
Intellectual property	$31,500	$31,500
Accumulated amortization	(1,534)	(334)
Intellectual property, net	$29,966	$31,166

During the nine months ended September 30, 2019 and 2018, respectively, $1,200 and $0 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2019	December 31, 2018
Accounts payable-vendors	$774,766	$713,581
Accrued payroll and taxes	110,995	80,995
Accrued interest	1,049,108	897,391
Sales tax payable	10,829	--
Other liabilities	779	779

Total accounts payable and accrued expenses	$1,946,477	$1,692,746

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2019	December 31, 2018
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total	$669,605	$669,605

Notes payable includes the following convertible promissory notes at September 30, 2019, and December 31, 2018:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]

Total convertible notes payable	$500,000

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, interest in the amount of $38,893 and $60,797 was expensed; and $0 and $68,726 was reclassified to related party interest. As of September 30, 2019, and December 31, 2018, respectively, interest in the amount of $389,959 and $351,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	September 30, 2019	December 31, 2018

Notes payable, short term, net of discount	$73,904	$--
Notes payable, convertible, short-term	908,985	728,985

Notes payable, convertible, long-term	2,443,720	2,443,720
Total notes payable	3,426,609	3,172,705

Accrued compensation	1,038,876	645,555
Reimbursable expenses/cash advances payable	152,400	152,706
Total related party payable	1,191,276	798,261

Total related party transactions	$4,617,885	$3,970,966

Related party notes payable consists of the following convertible notes payable at September 30, 2019, and December 31, 2018:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Short-term:
Huntington Chase Financial Group	$413,913	7	$0.05	1 year from demand	[1]
Huntington Chase LLC	220,000	5	$0.05	12/31/2023
William Nesbitt	86,317	5	$0.05	Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05	1 year from demand	[1]
Total short-term	908,985

Long-term:
Huntington Chase Financial Group	1,103,000	5	$0.05	12/31/2021
E. William Withrow Jr.	894,256	5	$0.05	12/31/2021
John Macey	426,464	4	$0.25	12/31/2023
Total long-term	2,423,720

Total convertible notes payable	$3,352,705

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

As of September 30, 2019, and December 31, 2018, respectively, affiliates and related parties are due a total of $4,617,885 and $3,970,966, which is comprised of promissory notes to related parties, net of unamortized discounts of $1,096 and $0, in the amount of $3,426,609 and $3,172,705; accrued compensation in the amount of $1,038,876 and $645,555; and reimbursable expenses/cash advances to the Company in the amount of $152,400 and $152,706; for a net increase (decrease) of $646,919 and ($1,182,536). During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, promissory notes to related parties increased (decreased) by $255,000 and $($1,391,569), unamortized discounts increased (decreased) by $1,096 and ($81,469), accrued compensation increased by $393,321 and $127,564, and reimbursable expenses cash advances decreased by $306 and $0.

During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, promissory notes to related parties, net of unamortized discounts, increased (decreased) by $253,904 and ($1,310,100), as a result of an increase in accrued compensation owed to related parties in the amount of $205,000 and $419,676 converted to convertible promissory notes; $50,000 and $0 in cash loans to the Company; $0 and $188,755 reclassified from non-related party promissory notes; $0 and $2,000,000 in secured promissory notes canceled; and an increase (decrease) in unamortized discount in the amount of $1,096 and $81,469.

During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, $598,321 and $548,240 in related party compensation was accrued, of which $205,000 and $419,676 was converted into convertible promissory notes; and $0 and $1,000 was paid; for a net increase in accrued compensation in the amount of $393,321 and $127,564.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, reimbursable expenses/cash advances owed to related parties decreased by $306 and $0 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $3,281 and $0; and repayments to related parties in the amount of $3,587 and $0.

During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, $130,690 and $215,096 in interest on related party loans was expensed; and $13,912 and $0 was paid to the note holder. As of September 30, 2019, and December 31, 2018, respectively, $663,103 and $546,325 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

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

Stock Issuances

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

NOTE 9. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

On August 29, 2019, in connection with certain consultants’ agreements, the Company issued 13,334,000 shares of its restricted Common Stock, valued at $133,340, at $0.001 per share, for cash in the amount of $13,334, plus 210,000 shares under the agreements’ non-dilution provision, valued at $2,100, at $0.001 per share, for cash in the amount of $210.  As a result, $121,896 was recorded as additional paid in capital.

On September 20, 2019, in connection with the exercise of certain stock options, the Company issued 4,010,470 shares of its restricted Common Stock to related parties at an exercise price of $0.005, for cash in the amount of $20,052. As a result, $16,042 was recorded to additional paid in capital.

As of September 30, 2019, and December 31, 2018, respectively, the Company had 94,937,223 and 77,382,753 shares of Common Stock issued and outstanding.

NOTE 10. STOCK OPTIONS AND AWARDS

Stock Options

As of September 30, 2019, and December 31, 2018, the Company had 7,467,163 and 602,500 stock options issued and outstanding.

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

On September 1, 2019, in connection with a certain consulting agreement, the Company granted 1,250,000 options to purchase shares of its Common Stock, valued at $625 using the Black-Scholes method, at an exercise price of $0.05 per share.  The options are exercisable for a period of five (5) years, and vest periodically over a period of thirty-six (36) months. The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.005	5,614,663	4.85	$28,073	$0.16
$0.05	1,250,000	4.90	62,500	$0.04
$0.10	500,000	4.30	50,000	$0.63
$3.20	102,500	1.55	328,000	$3.20
	7,467,163		$468,573	$1.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2018	602,500	$2.34
Granted	10,875,133	$0.20
Exercised	(4,010,470)	($0.16)
Expired / Cancelled	--	--
Outstanding at September 30, 2019	7,467,163	$1.20

During the nine months ended September 30, 2019, and the year ended December 31, 2018, 10,875,133 and 500,000 stock options were granted, for which $56,450 and $0 in deferred stock option compensation was recorded, and $23,313 and $0 was expensed. There remained $33,137 and $0 deferred stock option compensation at September 30, 2019, and December 31, 2018, to be expensed over the next thirty-three (33) months.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

Restricted Stock Awards

During the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, 0 and 1,000,000 restricted stock awards were granted, valued at $0 and $9,000, net of cost in the amount of $0 and $1,000; and 250,000 and 83,333 restricted stock awards vested, for which $2,250 and $750 in deferred stock compensation was expensed. As of September 30, 2019, and December 31, 2018, respectively, 666,667 and 916,667 shares remain to be vested, and $6,000 and $8,250 deferred stock compensation remains to be expensed over the next twenty-four (24) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2018	916,667	$8,250
Granted	--	--
Vested	(250,000)	(2,250)
Forfeited/Canceled	--	--
Outstanding at September 30, 2019	666,667	$6,000

NOTE 11. SEGMENT REPORTING

The Company currently operates with two (2) business segments: Security Services and Corporate/Intellectual Property.  The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Security Services [1]	Corporate/ Intellectual Property	Consolidated Totals
September 30, 2019
Revenue	$106,297	$--	$106,297
Gross profit	12,002	--	12,002
Operating loss	(4,996)	(789,213)	(794,209)
Depreciation and amortization	--	1,554	1,554
Interest expense	3,952	165,630	169,582
Discount amortization	--	94	94
Unrealized losses	--	(1,206)	(1,206)
Total assets	104,584	55,410	159,994

September 30, 2018
Revenue	$--	$--	$--
Gross profit	--	--	--
Operating loss	--	(451,754)	(451,754)
Depreciation and amortization	--	354	354
Interest expense	--	152,869	152,869
Discount amortization	--	64,701	64,701
Unrealized losses	--	(2,412)	(2,412)
Total assets	--	9,041	9,041

[1] Security Services Segment commenced August 2019.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2019, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period October 1, 2019, to December 31, 2022, the Company increased its loans from related parties by $1,386,983, from a total of $4,617,885 at September 30, 2019, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $2,062,562, as a result of (i) $110,995 reclassified from non-related party transactions, (ii) $426,464 reclassified to non-related party transactions, (iii) $3,764,845 converted from accrued compensation, (iv) an increase in discounts resulting from beneficial conversion features of $1,051,304, (v) a decrease in unamortized discount of $741,522, (vi) payments to the Company in the amount of $4,500 for stock award payments, (vii) $521,557 converted to common stock, and (viii) payments to related parties in the amount of $549,975; (b) a decrease in accrued compensation of $560,153 as a result of (i) $3,321,164 in accrued compensation, of which $3,764,845 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, (iii) payments to the Company in the amount of $5,500 for related party stock awards, and (iv) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,426. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the nine months ending September 30, 2019, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of September 30, 2019, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of September 30, 2019, the Company had total assets of $159,994 compared with total assets of $40,089 at December 31, 2018. The increase in total assets of $119,905 is attributable to an increase in cash of $39,862, an increase in accounts receivable of $76,097, an increase in prepaid expenses of $6,706, a decrease in investment in securities of $1,206, depreciation of $354, and amortization of $1,200.

As of September 30, 2019, the Company had total liabilities of $7,233,967 compared with total liabilities of $6,333,317 at December 31, 2018. The increase in total liabilities of $900,650 is attributable to an increase in accounts payable and accrued expenses of $253,731, an increase in related party payables of $393,015, an increase in related party notes payable, net of unamortized discount, of $73,904, and an increase in related party convertible notes payable of $180,000.

Results of Operations

Three and nine months ended September 30, 2019, compared to three and nine months ended September 30, 2018.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$106,297	$––	$106,297	$––

Cost of sales	$94,295	$––	$94,295	$––

Gross profit	$12,002	$––	$12,002	$––

General and administrative expenses	$439,772	$147,289	$806,211	$451,754

Operating loss	$(427,770)	$(147,289)	$(794,209)	$(451,754)

Interest expense	$(60,520)	$(53,080)	$(169,582)	$(152,869)

Discount amortization	$(94)	$(21,804)	$(94)	$(64,701)

Net loss	$(488,384)	$(222,173)	$(963,885)	$(669,324)

Net comprehensive loss	$––	$––	$(1,206)	$(2,412)

Net loss and comprehensive loss	$(488,384)	$(222,173)	$(965,091)	$(671,736)

Revenue

For the three months ended September 30, 2019, revenue in the amount of $106,297 consisted of sales resulting from the Company’s security services activities, which commenced in August 2019.

For the three months ended September 30, 2018, no revenue was generated.

For the nine months ended September 30, 2019, revenue in the amount of $106,297 consisted of sales resulting from the Company’s security services activities, which commenced in August 2019.

For the nine months ended September 30, 2018, no revenue was generated.

At September 30, 2019, the Company had not yet generated revenues from the commercialization of its intellectual properties.

Cost of sales

For the three months ended September 30, 2019, cost of sales in the amount of $94,295 consisted of staffing and related labor costs resulting from the Company’s security services activities, which commenced in August 2019.

For the three months ended September 30, 2018, no cost of sales was incurred.

For the nine months ended September 30, 2019, cost of sales in the amount of $94,295 consisted of staffing and related labor costs resulting from the Company’s security services activities, which commenced in August 2019.

For the nine months ended September 30, 2018, no cost of sales was incurred.

At September 30, 2019, the Company had not yet incurred costs related to revenues from the commercialization of its intellectual properties.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	3-month	9-month
Legal and accounting fees	$4,000	$4,000	$12,000	$12,000	$––	$––
Management fees	276,195	143,009	627,131	439,855	133,186	187,276
Other staff and outside services	1,301	––	1,301	––	1,301	1,301
Stock compensation/amortization of deferred compensation	141,307	––	147,459	––	141,307	147,459
Depreciation and amortization	518	118	1,554	354	400	1,200
Office supplies and miscellaneous expenses	16,451	162	16,766	(455)	16,289	17,221
Total general and administrative expenses	$439,772	$147,289	$806,211	$451,754	$292,483	$354,457

General and administrative expenses in the amount of $439,772 for the three months ended September 30, 2019, were comprised of $4,000 of legal and accounting fees, $276,195 of management fees, $1,301 of other staff and outside services, $141,307 of stock compensation/amortization of deferred compensation, $518 of depreciation and amortization, and $16,451 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $147,289 for the three months ended September 30, 2018, were comprised of $4,000 of legal and accounting fees, $143,009 of management fees, $118 of depreciation, and $162 of office overhead and other general and administrative expenses.

General and administrative expenses of $439,772 for the three months ended September 30, 2019, as compared to $147,288 for the three months ended September 30, 2018, resulted in an increase in general and administrative expenses for the current period of $292,483.  The increase in general and administrative expenses of $292,483 was attributable to the following items:

•an increase in management fees of $133,186, due to additional management retained for security operations; and

•an increase in other staff and outside services of $1,301, due to administrative staff retained for security operations; and

•an increase in stock compensation/amortization of deferred compensation of $141,307, due to stock and stock options granted in connection with additional management retained for security operations, resulting in an increase in stock compensation of $121,896 and stock option amortization of $18,661; and a stock grant in the prior year, resulting in an increase in deferred stock compensation amortization of $750; and

•an increase in depreciation and amortization expense of $400, due to the acquisition of intellectual property, resulting in amortization expense of $400; and

•an increase in other general and administrative expenses of $16,289, due to increases in insurance expense of $10,347, licenses and permits of $3,541, travel of $1,916, and other office supplies and miscellaneous expenses of $485.

General and administrative expenses in the amount of $806,211 for the nine months ended September 30, 2019, were comprised of $12,000 of legal and accounting fees, $627,131 of management fees, $1,301 of other staff and outside services, $147,459 of stock compensation/amortization of deferred compensation, $1,544 of depreciation, and $16,766 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $451,754 for the nine months ended September 30, 2018, were comprised of $12,000 of legal and accounting fees, $439,855 of management fees, $354 of depreciation, and ($455) of office overhead and other general and administrative expenses.

General and administrative expenses of $806,211 for the nine months ended September 30, 2019, as compared to $451,754 for the nine months ended September 30, 2018, resulted in an increase in general and administrative expenses for the current period of $354,457. The increase in general and administrative expenses of $354,457 was attributable to the following items:

•an increase in management fees of $187,276, due to additional management retained for security operations; and

•an increase in other staff and outside services of $1,301, due to administrative staff retained for security operations; and

•an increase in stock compensation/amortization of deferred compensation of $147,459, due to stock and stock options granted in connection with additional management retained for security operations, resulting in an increase in stock compensation of $121,896 and stock option amortization of $23,313; and a stock grant in the prior year, resulting in an increase in deferred stock compensation amortization of $2,250; and

•an increase in depreciation and amortization expense of $1,200, due to the acquisition of intellectual property, resulting in amortization expense of $1,200; and

•an increase in other general and administrative expenses of $17,221, due to increases in insurance expense of $10,347, licenses and permits of $3,541, travel of $1,916, and other office supplies and miscellaneous expenses of $1,417.

General and administrative expenses for the nine months ended September 30, 2019 and 2018, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2019, the Company incurred a net loss of $963,885, compared with a net loss of $669,324, for the nine months ended September 30, 2018. The increase in net loss of $294,561 is attributable to an increase in revenue of $106,297, an increase in cost of goods sold of $94,295, an increase in general and administrative expenses of $354,457, an increase in interest expense of $16,713, and a decrease in discount amortization of $64,607.

During the nine months ended September 30, 2019, the Company incurred a net comprehensive loss of $1,206, compared with a net comprehensive loss of $2,412 for the nine months ended September 30, 2018.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital Deficit
	September 30, 2019	December 31, 2018	Increase (decrease)
Current assets	$122,665	$––	$122,665
Current liabilities	4,790,247	3,889,597	900,650
Working capital (deficit)	$(4,667,582)	$(3,889,597)	$777,985

As of September 30, 2019, the Company had $39,862 in cash compared to no cash at December 31, 2018.

The Company had a working capital deficit of $4,667,582 as of September 30, 2019, compared to a working capital deficit of $3,889,597 at December 31, 2018.  The increase in working capital deficit of $777,985 is primarily attributable to increases in cash of $39.862, accounts receivable of $76,097, prepaid expenses of $6,706, accounts payable and accrued expenses of $253,731, related party notes payable of $73,904, related party convertible notes payable of $180,000, and related party payable of $393,015.

Cash Flows	For the nine months ended
	September 30, 2019	September 30, 2018	Increase (decrease)
Net cash used by operating activities	$(47,025)	$––	$(47,025)
Net cash used by investing activities	––	––	––
Net cash provided by financing activities	86,887	––	86,887
Net increase in cash	$39,862	$––	$39,862

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, the Company used $47,025 in cash flows from operating activities, compared to $0 for the nine months ended September 30, 2018. The increase in cash used by operating activities of $47,025 is primarily attributable to an increase in the net loss from operations of $294,561; an increase in stock compensation/amortization of deferred compensation of $147,459; a decrease in accruals converted to related party loans of $154,676; an increase in depreciation and amortization of $1,200; a decrease in discount amortization of $64,607; increases in the changes in accounts receivable of $76,097, prepaid expenses of $6,706, accounts payable and accrued expenses of $61,127, and related party payables of $339,836.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019 and 2018, the Company used no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, the Company was provided with $86,887 in cash flows from financing activities, compared to $0 for the nine months ended September 30, 2018.  The increase in cash provided by financing activities is primarily attributable to an increase in proceeds from related party notes payable of $50,000, and an increase in proceeds from the issuance of stock of $36,887.

As of September 30, 2019, affiliates and related parties are due a total of $4,617,885, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $3,426.609; accrued compensation in the amount of $1,038,876; and reimbursable expenses/cash advances to the Company in the amount of $152,400; for a net increase of $646,919. During the nine months ended September 30, 2019, promissory notes to related parties, net of unamortized discounts, increased by $253,904, accrued compensation increased by $393,321, and reimbursable expenses/cash advances decreased by $306.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2023, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $965,091, an accumulated deficit of $18,381,919, and a working capital deficit of $4,667,582, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2019, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2019, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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