Form 10-K
period 2019-12-31
ENIGMA-BULWARK, LTD
filed 2023-06-09
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Although the PearTrack IP commercialization was unsuccessful, the Company continued to focus on security and risk management, and acquired intellectual property that is based on a patent-pending 1 interactive spontaneous video security technology (the “Safer IP”).  On October 11, 2018, the Company executed an Intellectual Property Purchase Agreement (the “Safer Agreement”) with Safer, Inc., a Florida corporation (the “Seller”), for the acquisition of the Safer IP. Pursuant to the Safer Agreement, in exchange for all rights, title and interest in the Safer IP, among other things, the Company delivered to Seller:

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

1 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its Patent Application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

In 2019, the Company was presented with an opportunity to start a security and risk management business headquartered in Cape Town, South Africa, and identified key management to operate the business unit. On August 30, 2019, the Company formed Enigma-Bulwark Risk Management, Inc., a Delaware corporation and wholly-owned subsidiary (“EBRM”), to maintain the Company’s security and risk management operations and assets.

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

DESCRIPTION OF BUSINESS

Overview

The Company is currently structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation (“EBRM”), and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc.{“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Physical security refers to restricting physical access of unauthorized people in controlled facilities to prevent damage to valuable hardware, software, network infrastructure, and other assets. Physical security includes security layers that protect personnel, network, and data in physical facilities, such as campuses, buildings, banks, and offices, from internal or external physical threats, such as natural disasters, fire, theft, burglary, vandalism, and terrorist attacks.2

The physical security segment of the security industry is undergoing the most rapid technological change in its history. Today, a combination of technologies and services are transforming the delivery of physical security services, such as:

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

System Integration

The Company is developing a business unit focused on providing technology-based security solutions through systems integration. System integration is defined simply as the process of bringing together the component sub-stems into one system.3 Through system integration, the Company can provide a platform for both third-party technology as well as proprietary products, to be sold to clients through multiple business models, ranging from Security as a Service (SaaS) to direct product sales.

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

System Integrators

A “System Integrator” is an individual or (company) that specializes in bringing together component subsystems into a whole, ensuring that those subsystems function together.4 A security system integrators (“SSI”), for example, can configure a central command-and-control center with a common user interface that shares data.  SSIs can also solve issues such as joining disparate security and non-security components so they communicate with each other properly.

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

2 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

3 https://en.wikipedia.org

4 https://en.wikipedia.org

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

•EnigmaTrak Security Systems

▪EnigmaLok: Patented container locking system

▪EnigmaCode: Cargo validation with IoT connected remote locking and unlocking system

▪EnigmaTracker: GPS tracking and remote asset management

Safer Security System

Spontaneous Network Surveillance

The Company acquired a patent-pending interactive spontaneous video security technology, patent application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users,” 5 that can perform surveillance utilizing multiple devices and users on a networked security system. The Company has branded the technology, “Safer Security System,” to be integrated as part of its security platform.

5 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its patent application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

Mobile Apps in Physical Security Sector

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

•Insurance:

Containers equipped with intelligent tracking and monitoring devices such as EnigmaTrak or EnigmaLok are less exposed to transportation risks, including loss, tampering and damages. Even in events of unplanned human interventions, clients will receive alerts immediately and take actions accordingly. Reduced transportation risk can, in turn, decrease cargo shipping insurance premiums by 15%. 6

•Ease of Use:

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

6 https://www.gpsinsight.com/gps-tracking-benefits/how-gps-fleet-tracking-can-help-lower-insurance-costs/

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

Wireless video surveillance offers various advantages such as video capture, the transmission of video through wireless sensor networks, and video analysis. These wireless surveillance systems are cost-effective, as they eliminate the use of cables, which is ultimately more beneficial in the long term. Furthermore, the rising incidences of terror attacks are increasing, resulting in higher demand for physical security solutions. To reduce the crime rate, governments across the globe are employing physical security solutions. The corporate sector is also adopting physical security solutions to protect business assets, employees, and customers. 7

The demand for security continues to expand into areas beyond that of traditional security.  Currently, the security market can be broken down into the following categories:

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

7 https://www.verifiedmarketresearch.com/product/physical-security-market/

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

Source: www.grandviewresearch.com

Source: www.grandviewresearch.com

Security Market Analytics

The security market continues to expand in the 21st century, requiring a constant upgrade in security protocols and technologies.  According to a report by FutureWise, the global security market is projected to grow at an CAGR of 7.5% between 2020 and 2027 to an estimated $270 billion, with North America expected to reach earnings of $53.15 billion by 2025.8

The adoption of high-quality surveillance security systems with optimized distortion is increasing. In addition, a growing number of infrastructures across the globe has resulted in an increased demand for safety systems such as access control systems and video surveillance system for real-time monitoring. As a result, the demand for security systems is anticipated to continue to rise.

The drivers factoring the growth in the security market include:

Positive Drivers	Negative Drivers
•IP based cameras / video surveillance	•Growing crime rates
•Increased use of wireless technology	•Increasing terrorist activities
•Technological advancements	•Cargo and cyber theft
•Increase in “as a Service” offerings	•Piracy and hijacking

A rise in illegal activities across the globe, coupled with stringent government regulations, has led to a surge in the adoption of security systems. The crime of piracy, once merely a historical phenomenon on ships sailing the seven seas, resurfaced in the 1990’s and, according to an expert risk article by Allianz (July 2020), continues to be a major modern-day security risk.9  In May 2021, a major U.S. oil pipeline was cyber-hijacked for a $4.4 million ransom, shutting down 45% of the East Coast’s supply of diesel, petrol and jet fuel. 10

The video surveillance systems segment continues to lead the market. The increasing use of cameras in various locations for security purposes, along with wireless technologies, is driving the demand for high-quality video cameras that enable effective monitoring. An increasing number of advancements in video capturing is encouraging providers to introduce new updates in minimal time with better quality. This is further creating an opportunity for growth of the security market.

In addition, the emergence of “as a service” model enables businesses to effectively manage the security of their people and assets. The traditional way of securing premises with an on-site access control and video surveillance system has been upgraded with the advent of the Access Control as a Service (AcaaS) and Video Surveillance as a Service VsaaS. 11

Government initiatives, fund support, and R&D have aided in developing physical security solutions and services in the United States, which are additional factors driving the growth of the market.  The U.S. government is investing in a significant number of federal budgets for developing its physical security framework.

With a healthy growth trajectory, both nationally and globally, the Company is targeting a market that has both early adoption and enormous need, driven by fundamental market factors.

Security Guard Industry 12

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

8 https://www.futurewiseresearch.com/information-technology-market-research/Physical-Security-Market/53

9 https://www.agcs.allianz.com/news-and-insights/expert-risk-articles/shipping-2020-piracy.html

10 https://www.bbc.com/news/business-57050690

11 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

12 https://www.tracktik.com/blog/security-guard-industry-current-trends/

Video Security Market 13

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

Container Tracking Market

The global container security market is segmented by Offering (Hardware, Software, Connectivity Devices, Telematics and Telemetry Devices, and Services), by Technology (GPS, Cellular, BLE, LoRa, WAN, and Others), and by Region.  Intermodal containers that are equipment with GPS and have end-to-end visibility and traceability are commonly referred to as “smart” containers.  Through an increased demand for security, and the implementation of revolutionary technologies, smart containers are quickly becoming a driving force in the shipping market. A 2020 study by Research and Markets on tracking and security of intermodal shipping containers projects that the base tracking units for remote tracking systems will grow at a CAGR of 25.4% to reach 23.2 million units by 2024. The study concluded that the overall market value for trailer and cargo container tracking solutions reached approximately 1.1 billion in 2019, and expected to grow at a CAGR of 16.2% to 2.2 billion by 2024. 14

With reliability of standard containers at only 50%, delays and losses in intermodal shipments have a significant negative impact on global economics and productivity.  Key stakeholders in the market have adopted and implemented solutions to upgrade conventional containers.  Initiatives towards simplification standardization of processes and procedures on an international level will eliminate inefficiencies, transforming maritime trade and boosting supply-chain performance.  15

Enigma Target Market

The Enigma business plan focuses on security across the spectrum, with an emphasis on system integration. The Company’s target market includes both corporate and personal security, surveillance for the protection of high value assets, remote locations, and intermodal containers, as well as data protection.  Organic sales growth and proprietary research and development, as well as acquisitions of companies and/or intellectual property deemed strategic to its business, are key elements to differentiate Enigma among its competitors. The primary target markets can be summarized as follows:

•Physical Security Guard Market

•Risk Management Market

•Security Intelligence Services

13 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

14 https://www.prnewswire.com/news-releases/world-market-for-trailer-and-cargo-container-tracking-2020-2024---growing-at-a-cagr-of-16-2-the-total-market-size-is-forecast-to-reach-2-2-billion-in-2024--301097101.html

15 https://www.maritimekr.com/2021/03/23/maritime-insight-42/

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

COVID-19 Impact on Security Market 16

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

Unlawful surveillance continues to be a major concern in the United States, and the federal government and most states have enacted legislation that criminalizes recording communications without obtaining consent from either one or all of the parties, depending on statute.  A number of states, including California, Massachusetts, New York, and Illinois have enacted discrete laws pertaining to surveillance, including location tracking, drone photography, and even smart TV “snooping” features. 17

Security Guard Industry Challenges

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

16 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

17 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

Video Security Challenges 18

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

Shipping Container Industry Challenges

There are several key challenges facing the cargo shipping market.  It is expected that over 860 million shipping containers will be transported throughout the globe in 202119, transporting raw materials and manufactured goods across the continents. The overwhelming amount of shipping containers has resulted in a more complex and less transparent supply chain network, leading to:

•Increased dwell-time of containers at each location.

•Increased labor-costs and human interventions.

•Increased risks for delay, damage, spoilage and theft.

Cargo thefts is a global issue. Unmonitored containers maybe be subjected to hostile human interventions throughout the shipping process. In the United States alone, there were an estimated 870 cargo thefts in 2020 worth over $145 billion, representing an increase in volume of 23%, and an increase in value of 41%, from 2019, and the highest increases since 2015. A significant cause of the 2020 increases was the COVID pandemic, accounting for an estimated 43% of total thefts. 20 These stolen goods are then resold back to the market or used for counterfeiting and other purposes, resulting in:

•Increased financial loss

•Increased insurance rate

•Increased risk for of damages to brand-image

•Increased risk of market disturbance

Despite the heavy ﬂow of containers ﬂooding into ports every day, only 3% of these containers are physically inspected before entering the country 21. Since 9/11, concerns have been raised that terrorists can potentially take advantage of the ﬂaws in supply chains, utilizing unmonitored containers against national interests. In addition to suspecting the threat of a weapon of mass destruction arriving in a shipping container at a port, many also suspect that the money generated by organized cargo theft is being funneled back to fund terrorists activities, causing:

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

The companies holding the largest market share in the U.S include G4S PLC and Allied Universal Security Services LLC, with  North America being one of the most developed countries in terms of technology. Physical security is necessary in this region due to factors such as the need for safety against terrorist activities, government regulations, illegal immigration, technological developments, increasing criminal activities, and the requirement to reduce the cost of security workforce. These threats have led to the need for physical security systems, such as access control, perimeter intrusion detection, and video surveillance. Moreover, the presence of some of the key players in the market are expected to drive the growth of the market in the North American region. 22

18 https://www.bizbahrain.com/what-are-the-challenges-in-the-video-surveillance-market/

19 https://www.statista.com/markets/419/topic/489/water-transport/#overview

20 https://www.ccjdigital.com/business/article/15064734/recorded-cargo-theft-incidents-average-values-increased-in-2020

21 https://www.greenworldwide.com/the-difference-between-cargo-screening-vs-inspection/

22 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

Video Security Competitive Landscape 23

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

Smart Container Competitive Landscape 24

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

Federal Trade Commission Act 25

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

23 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

24 https://www.marketsandmarkets.com/Market-Reports/smart-container-market-194648249.html

25 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

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

Facilities

At December 31, 2019, the Company’s principal executive office was located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401.

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

Personnel

As of December 31, 2019, the Company engaged 26 six (6) individuals, inclusive of two (2) executive officers / directors.  All personnel were full-time.

As of the date of filing of this Annual Report, the Company engages five (5) individuals, inclusive of three (3) executive officers / directors. All five (5) personnel are full-time.  In addition, the Company’s security operations, Enigma-Bulwark Security, Inc. maintains a staff of approximately forty-five (45) employees, of which thirty-five (35) are full-time and ten (10) are part-time.

Research and Development

During the years ended December 31, 2019 and 2018, the Company spent no funds on research and development of its product line, due to cash flow restraints.

During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report, the Company spent no funds on research and development of its product line, due to cash flow restraints.

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

26 The majority of the Company’s management are engaged as consultants under consulting agreements.

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

On December 31, 2019, the shareholders’ list of the Company’s common shares pursuant to STC showed 115 registered shareholders and 99,165,873 shares outstanding. The total number of shares outstanding stated in the STC list of 99,165,873 includes 34 shares issued due to rounding, and does not include 9,073,478 shares issued to various consultants for services provided.

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

Equity Compensation Plan Information

The Company maintains the 2009 Stock Option Plan (the “2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company may grant incentive stock options only to employees, and non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board will administer the plan, and determine grants.  In 2019, the 2009 Plan expired.

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

* Plan expired 2019

During the year ended December 31, 2019, 10,875,133 stock options were granted, for which $56,450 in deferred stock option compensation was recorded, and $28,017 was expensed. There remained $28,433 deferred stock option compensation at December 31, 2019, to be expensed over the next thirty (30) months.

As of December 31, 2019, the Company had granted options to purchase a total of 12,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 492,255 have expired and 130,000 were forfeited/canceled.  There were 6,665,069 stock options outstanding at December 31, 2019.

During the years subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company expensed a total of $1,821 in stock option compensation. There remained $33,112 in deferred stock option compensation as of December 31, 2022.

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited/canceled, and 11,562,569 were outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of Common Stock or other securities during the year ended December 31, 2019.

The Company did not purchase any of its shares of Common Stock or other securities subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Recent Sales of Unregistered Securities

The following represents all unregistered securities issued by the registrant during the year ended December 31, 2019, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

The following represents all unregistered securities issued by the registrant subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2019 and 2018, that appear elsewhere in this Annual Report.

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

Although the PearTrack IP commercialization was unsuccessful, the Company continued to focus on security and risk management, and acquired intellectual property that is based on a patent-pending 27 interactive spontaneous video security technology (the “Safer IP”).  On October 11, 2018, the Company executed an Intellectual Property Purchase Agreement (the “Safer Agreement”) with Safer, Inc., a Florida corporation (the “Seller”), for the acquisition of the Safer IP. Pursuant to the Safer Agreement, in exchange for all rights, title and interest in the Safer IP, among other things, the Company delivered to Seller:

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

27 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its Patent Application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

In addition, EBRM acquired 100% of the shares of Enigma-Bulwark Security, Inc., a Delaware corporation formed by the Company in May 2019 (“EBS”). The Company attracted key senior management talent with backgrounds in structured finance, insurance, management, and M&A.  On August 8, 2019, EBS received its license to provide physical security officers from the Florida Department of Agriculture and Consumer Services, and commenced its security protection operations in southern Florida, providing security services to the hospitality industry, as well as large events and VIPs/celebrities.

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

Current Business

The Company is currently structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation (“EBRM”), and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc.{“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2019 and 2018, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of December 31, 2019, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2019, the Company had total assets of $339,481,compared with total assets of $40,089 at December 31, 2018. The increase in total assets of $299,382 is attributable to an increase in cash of $102,585, an increase in accounts receivable of $194,701, an increase in prepaid expenses of $5,384, a decrease in investment in securities of $1,206, depreciation of $472, an increase in intellectual property of $31,500, and amortization of $1,600.

As of December 31, 2019, the Company had total liabilities of $6,977,128 compared with total liabilities of $6,333,317 at December 31, 2018. The increase in total liabilities of $643,811 is attributable to an increase in accounts payable and accrued expenses of $351,804, a decrease in related party payables of $511,295, an increase in related party notes payable, net of unamortized discount, of $20,204, and an increase in related party convertible notes payable, net of unamortized discount, of $783,098.

Results of Operations

The year ended December 31, 2019, compared to the year ended December 31, 2018

	For the year ended
	December 31, 2019	December 31, 2018
Revenue	$580,574	$––

Cost of sales	$442,161	$––

Gross profit	$138,413	$––

General and administrative expenses	$1,632,481	$617,497

Operating loss	$(1,494,068)	$(617,497)

Gain on canceled promissory note	$––	$2,000,000

Interest expense	$(228,428)	$(207,168)

Discount amortization	$(394)	$(81,469)

Net income (loss)	$(1,722,890)	$1,093,866

Net comprehensive loss	$(1,206)	$(2,412)

Net income (loss) and comprehensive loss	$(1,724,096)	$1,091,454

Revenue

For the year ending December 31, 2019, revenue in the amount of $580,574 consisted of sales resulting from the Company’s security services activities that commenced in August 2019.

For the year ending December 31, 2018, no revenue was generated.

At December 31, 2019, the Company had not yet generated revenues from the commercialization of its intellectual properties.

Cost of sales

For the year ending December 31, 2019, cost of sales in the amount of $442,161 consisted of staffing and related labor costs resulting from the Company’s security services activities that commenced in August 2019.

For the year ending December 31, 2018, no cost of sales was incurred.

At December 31, 2019, the Company had not yet incurred costs related to revenues from the commercialization of its intellectual properties.

General and Administrative Expenses

	For the year ended
	December 31, 2019	December 31, 2018	Variance
Legal and accounting fees	$32,000	$32,000	$––
Management fees	977,582	583,240	394,342
Other staff and outside services	4,956	––	4,956
Stock compensation/amortization of deferred compensation	582,913	1,750	581,163
Depreciation and amortization	2,072	806	1,266
Office supplies and miscellaneous expenses	32,958	(299)	33,257
Total general and administrative expenses	$1,632,481	$617,497	$1,014,984

General and administrative expenses in the amount of $1,632,481 for the year ended December 31, 2019, were comprised of $32,000 of legal and accounting fees, $977,582 of management fees, $4,956 of other staff and outside services, $582,913 of stock compensation/amortization of deferred compensation, $2,072 of depreciation and amortization, and $32,958 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $617,497 for the year ended December 31, 2018, were comprised of $32,000 of legal and accounting fees, $583,240 of management fees, $1,750 of stock compensation/amortization of deferred compensation, $806 of depreciation and amortization, and ($299) of office overhead and other general and administrative expenses.

General and administrative expenses of $1,632,481 for the year ended December 31, 2019, as compared to $617,497 for the year ended December 31, 2018, resulted in an increase in general and administrative expenses of $1,014,984. The increase in general and administrative expenses of $1,014,984 was attributable to the following items:

•an increase in management fees of $394,342, due to additional management retained for security operations; and

•an increase in other staff and outside services of $4,956, due to administrative staff retained for security operations; and

•an increase in stock compensation/amortization of deferred compensation of $581,163, due to stock and stock options granted in connection with additional management retained for security operations, resulting in an increase in stock compensation of $551,896 and stock option amortization of $28,017; and a stock grant in the prior year, resulting in an increase in deferred stock compensation amortization of $1,250; and

•an increase in depreciation and amortization expense, due to the acquisition of intellectual property, resulting in amortization expense of $1,266; and

•an increase in other general and administrative expenses of $33,257, due to increases in bank charges of $1,676, insurance expense of $20,559, licenses and permits of $4,388, travel of $3,783, and other general expenses of $2,851.

General and administrative expenses for the years ended December 31, 2019 and 2018, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the year ended December 31, 2019, the Company incurred a net loss of $1,722,890 compared with net income of $1,093,866 for the year ended December 31, 2018.  The decrease in net income of $2,816,756 is attributable to an increase in gross revenue of $580,574, an increase in costs of goods sold of $442,161, an increase in general and administrative expenses of $1,014,984, a decrease in gain on extinguished debt of $2,000,000, an increase in interest expense of $21,260, and a decrease in discount amortization of $81,075.

During the year ended December 31, 2019, the Company incurred a net comprehensive loss of $1,206, compared with a net comprehensive loss of $2,412 for the year ended December 31, 2018.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital
	December 31, 2019	December 31, 2018	Increase (decrease)
Current assets	$302,670	$––	$302,670
Current liabilities	4,120,572	3,889,597	230,975
Working capital (deficit)	$(3,817,902)	$(3,889,597)	$(71,695)

As of December 31, 2019 the Company had $102,585 in cash compared to no cash at December 31, 2018.

The Company had a working capital deficit of $3,817,902 as of December 31, 2019, compared to a working capital deficit of $3,889,597 at December 31, 2018.  The decrease in working capital deficit of $71,695 is attributable to increases in cash of $102,585, accounts receivable of $194,701, prepaid expenses of $5,384, accounts payable and accrued expenses of $351,804, related party notes payable of $20,204, and related party convertible notes payable of $370,262, and a decrease in related party payable of $511,295.

Cash Flows	For the year ended
	December 31, 2019	December 31, 2018	Increase (decrease)
Net cash provided by operating activities	$72,478	$––	$72,478
Net cash provided by investing activities	––	––	––
Net cash provided by financing activities	30,107	––	30,107
Net increase in cash	$102,585	$––	$102,585

Cash Flows from Operating Activities

During the year ended December 31, 2019, the Company was provided with $72,478 in cash flows from operating activities, compared to $0 for the year ended December 31, 2018. The increase in cash provided by operating activities of $72,478 is primarily attributable to a decrease in net income from operations of $2,816,756; increases in stock compensation/amortization of deferred compensation of $581,163, accruals converted to related party loans of $1,045,585, and depreciation and amortization of $1,266; decreases in discount amortization of $81,075, and gain on extinguished debt of $2,000,000; increases in the changes in accounts receivable of $194,701, prepaid expenses of $5,384, and accounts payable and accrued expenses of $186,739; and a decrease in the change in related party payables of $644,359.

Cash Flows from Investing Activities

During the years ended December 31, 2019 and 2018, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2019, the Company was provided with $30,107 in cash flows from financing activities, compared to $0 for the year ended December 31, 2018.  The increase in cash provided by financing activities is primarily attributable to an increase in repayments of related party notes payable of $11,000, and an increase in proceeds from the issuance of stock of $41,107.

As of December 31, 2019, affiliates and related parties are due a total of $4,262,974, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $3,976,008, accrued compensation in the amount of $134,566, and reimbursed expenses/cash advances to the Company in the amount of $152,400; for a net increase of $262,008.  During the year ended December 31, 2019, promissory notes to related parties, net of unamortized discounts, increased by $803,303, accrued compensation decreased by $510,989, and reimbursable expenses/cash advances decreased by $306.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and by December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 and $0.25 per share, or the 20-day average trading price.

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

As of December 31, 2019, the Company engaged six (6) individuals, inclusive of two (2) and executive officers and directors.  All personnel were full-time.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $1,724,096, an accumulated deficit of $19,140,924, and a working capital deficit of $3,817,902, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enigma-Bulwark, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enigma-Bulwark, Ltd. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $1,724,096 for the year ended December 31, 2019, an accumulated deficit of $19,140,924, and a working capital deficit of $3,817,902, as of December 31, 2019 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

No critical matters were identified during the audit

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

Current assets
Cash and cash equivalents	$102,585	$--
Accounts receivable	194,701	--
Prepaid expenses	5,384	--
Total current assets	302,670	--

Non-current assets
Investment in securities	1,207	2,413
Property and equipment, net	238	710
Intangible assets, net	29,566	31,166
Other assets	5,800	5,800
Total non-current assets	36,811	40,089

TOTAL ASSETS	$339,481	$40,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,044,550	$1,692,746
Notes and loans payable	169,605	169,605
Notes payable, related party, net of unamortized discount	20,204	--
Notes payable, convertible	500,000	500,000
Notes payable, convertible, related party, net of unamortized discount	1,099,247	728,985
Related party payables	286,966	798,261
Total current liabilities	4,120,572	3,889,597

Long-term liabilities
Notes and convertible notes payable, related party, net of unamortized discount	2,856,556	2,443,720
Total long-term liabilities	2,856,556	2,443,720
Total liabilities	6,977,128	6,333,317

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 108,239,317 and 77,382,753 issued and outstanding as of December 31, 2019, and 2018, respectively	108,239	77,382
Additional paid in capital	12,404,190	11,057,370
Subscriptions receivable	(5,000)	(7,000)
Accumulated deficit	(19,140,924)	(17,418,034)
Accumulated comprehensive losses	(4,152)	(2,946)
Total stockholders’ deficit	(6,637,647)	(6,293,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$339,481	$40,089

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2019	December 31, 2018

Revenue	$580,574	$--
Cost of sales	442,161	--
Gross profit	138,413	--

General and administrative expenses	1,632,481	617,497

Operating loss	(1,494,068)	(617,497)

Other income (expenses)
Gain on canceled promissory note	--	2,000,000
Interest expense	(228,428)	(207,168)
Discount amortization	(394)	(81,469)
Total other income (expenses)	(228,822)	1,711,363

Net income (loss)	(1,722,890)	1,093,866

Comprehensive loss
Unrealized loss on securities	(1,206)	(2,412)

Net comprehensive loss	(1,206)	(2,412)

Net income (loss) and comprehensive loss	(1,724,096)	1,091,454

Net income (loss) per share - basic and diluted	$(0.020)	$0.016

Weighted average common shares outstanding – basic and diluted	86,160,416	70,507,411

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2017	69,382,753	$69,382	$11,025,120	$--	$(18,511,900)	$534	$(7,417,932)

Issuance of stock award to officer	1,000,000	1,000					1,000

Issuance of common stock for intellectual property acquisition	7,000,000	7,000	31,500	(7,000)			31,500

Amortization of restricted stock award			750				750

Net income (loss)					1,093,866	(2,412)	1,091,454

Equity Balance, December 31, 2018	77,382,753	77,382	11,057,620	(7,000)	(17,418,034)	(2,946)	(6,293,228)

Grant of stock award for services-officers/directors	20,044,000	20,044	486,896	(1,710)			505,230

Grant of stock award to officers/directors	6,000,000	6,000	54,000				60,000

Beneficial conversion feature on related party convertible debt			755,657				755,657

Exercise of stock options-officers/directors	4,812,564	4,813	19,250				24,063

Amortization of restricted stock award			3,000				3,000

Amortization of stock options			28,017				28,017

Subscriptions received				3,710			3,710

Net loss					(1,722,890)	(1,206)	(1,724,096)

Equity Balance, December 31, 2019	108,239,317	$108,239	$12,404,190	$(5,000)	$(19,140,924)	$(4,152)	$(6,637,647)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2019	December 31, 2018
Cash flow from operating activities:
Net income (loss) and comprehensive loss	$(1,724,096)	$1,091,454
Comprehensive loss	(1,206)	(2,412)
Net income (loss)	(1,722,890)	1,093,866

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation/amortization of deferred compensation	582,913	1,750
Accruals converted to related party loans	1,465,261	419,676
Depreciation and amortization	2,072	806
Discount amortization	394	81,469
Gain on canceled promissory note	--	(2,000,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(194,701)	--
Increase in prepaid expenses	(5,384)	--
Increase in accounts payable and accrued expenses	461,608	274,869
Increase (decrease) in related party payables	(516,795)	127,564
Net cash provided by operating activities	72,478	--

Cash flow from financing activities:
Proceeds from promissory note, related party	50,000	--
Repayment of promissory note, related party	(50,000)	--
Repayment of convertible promissory note, related party	(11,000)	--
Proceeds from the issuance of common stock	41,107	--
Net cash provided by financing activities	30,107	--

Net increase in cash	102,585	--

Cash – beginning of period	--	--

Cash – end of period	$102,585	$--

NONCASH ACTIVITIES
Fair value of beneficial conversion feature of convertible promissory notes	$755,657	$--
Imputed interest on related party promissory note	$1,190	$--
Reduction of related party promissory note for payment of common stock	$4,000	$--
Reduction of related party convertible promissory note for payment of common stock	$1,500	$--
Reduction of related party payable for payment of common stock	$5,500	$--
Issuance of common stock for intellectual property	$--	$31,500
Conversion of convertible promissory note to related party convertible promissory note	$--	$188,755
Conversion of related party payable to related party convertible promissory note	$1,465,261	$419,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,339	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1. OVERVIEW AND NATURE OF BUSINESS

The Company was incorporated in Nevada on September 30, 2005, and is headquartered in Los Angeles, California. Formerly PearTrack Security Systems, Inc., the Company’s name was changed to Enigma-Bulwark, Ltd., on October 9, 2019, pursuant to a majority of the Company’s shareholders and unanimous resolution of the board of directors.

The Company is a security and risk management company that provides physical security, technology-systems integration, and risk management advisory services.  Services offered to assess and mitigate risk include security guards, risk management analysis, and proprietary and third-party technology and software. Target markets include corporations, governments and individuals across the globe.  The Company’s revenue is currently derived from advisory and security service fees.

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

As of December 31, 2019, the Company was structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation, and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc.{“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $1,724,096, an accumulated deficit of $19,140,924, and a working capital deficit of $3,817,902, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Fair Value of Financial Instruments

As of December 31, 2019 and 2018, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value.  The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs.  Certain Level 3 instruments may also be based on sales prices of similar assets.  The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.  As of December 31, 2019 and 2018, the Company had no cash equivalents.

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

DECEMBER 31, 2019 AND 2018

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at December 31, 2019, and 2018.

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

The Company’s revenue is generated from limited customer contracts for its security services operations.  As of December 31, 2019, the Company has not generated revenues from the commercialization of its intellectual properties.

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

As of December 31, 2019, the Company has not yet filed its 2013 through 2018 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes were due for these periods.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the years ended December 31, 2019 and 2018, other comprehensive losses of $1,206 and $2,412 have been recognized.  As of December 31, 2019 and 2018, respectively, other comprehensive losses of $4,152 and $2,946 have been accumulated.  The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$6,703	$(7,237)	$(534)
Gain (loss)	--	(2,412)	(2,412)
Balance, December 31, 2018	6,703	(9,649)	(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, December 31, 2019	$6,703	(10,855)	$(4,152)

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

DECEMBER 31, 2019 AND 2018

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).  ASU 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. ASU 2017-11 also addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. ASU 2017-11 is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. ASU 2018-11 addresses certain issues in implementing ASU 2016-02, Leases, which was issued to increase transparency ad comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing transaction.  ASU 2018-11 clarifies 1) comparative reporting requirements for initial adoption; and 2) for lessors only, separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which is effective for the Company for annual periods beginning after December 15, 2018, and interim periods.  Early adoption is permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.  ASU 2019-10 was issued to apply changes in how to determine the effective dates for ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses); ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Hedging); and ASU No. 2016-02, Leases (Topic 842) (Leases).  Following ASU-2019-10, ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2019, and interim periods; and ASU 2017-12 and ASU 2016-01 is effective for the Company for annual periods beginning after December 15, 2018, and interim periods. Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). ASU 2019-12 was issued to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for annual periods beginning after December 15, 2020, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Update

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3.  INVESTMENT IN SECURITIES

As of December 31, 2019 and 2018, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) Common Stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the years ended December 31, 2019 and 2018, respectively, $1,206 and $2,412 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of December 31, 2019 and 2018, respectively, $10,855 and $9,649 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $2,413.

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

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2019	December 31, 2018
Office equipment	$2,362	$2,362
Accumulated depreciation	(2,124)	(1,652)
Property and equipment, net	$238	$710

During the years ended December 31, 2019 and 2018, respectively, $472 and $472 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2019	December 31, 2018
Intellectual property	$31,500	$31,500
Accumulated amortization	(1,934)	(334)
Intellectual property, net	29,566	31,166

During the years ended December 31, 2019 and 2018, respectively, $1,600 and $334 in amortization was expensed.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2019	December 31, 2018
Accounts payable-vendors	$745,469	$713,581
Accrued payroll and taxes	151,096	80,995
Accrued interest	1,110,480	897,391
Sales tax payable	36,726	--
Other liabilities	779	779

Total accounts payable and accrued expenses	$2,044,550	$1,692,746

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 7.  NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2019	December 31, 2018
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Total notes and loans payable	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total	$669,605	$669,605

Notes payable includes the following convertible promissory notes at December 31, 2019 and 2018:

Description	Principal	Interest Rate (%)	Conversion Price	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]

Total convertible notes payable	$500,000

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand.  As of December 31, 2019 and 2018, respectively, $44,605 and $44,605 is outstanding, and no demand has been made.

As of December 31, 2019 and 2018, respectively, notes payable consists of unsecured promissory notes issued in the principal sum of $125,000 and $125,000, and unsecured convertible promissory notes issued in the principal sum of $500,000 and $500,000.  The notes bear interest at a rate of between 5 to 25 percent per annum, and are due within one (1) year of written demand or by December 31, 2015.  The convertible promissory notes are convertible into restricted shares of the Company’s Common Stock at a conversion price of between $0.05 to $0.25 per share.

During the years ended December 31, 2019 and 2018, respectively, interest in the amount of $52,000 and $60,797 was expensed; and $0 and $68,726 was reclassified to related party interest. As of December 31, 2019 and 2018, respectively, interest in the amount of $403,066 and $351,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8.  RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31, 2019	December 31, 2018

Note payable, short term	$21,000	$--
Less: unamortized discount	(796)	--
	20,204	--

Notes payable, convertible, short-term	1,234,151	728,985
Less: unamortized discounts	(134,903)	--
	1,099,248	728,985

Notes payable, convertible, long-term	3,477,310	2,443,720
Less: unamortized discounts	(620,754)	--
	2,856,556	2,443,720
Total notes payable, net of unamortized discounts	3,976,008	3,172,705

Accrued compensation	134,566	645,555
Reimbursable expenses/cash advances payable	152,400	152,706
Total related party payable	289,068	798,261

Total related party transactions	$4,262,974	$3,970,966

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Related party notes payable consists of the following convertible notes payable at December 31, 2019 and 2018:

Description	Principal	Interest Rate	Conversion Price		Maturity Date

Short-term:
Huntington Chase Financial Group	$402,913	7	$0.05		1 year from demand	[1]
Huntington Chase LLC	280,000	5	$0.05		12/31/2023
William Nesbitt	85,817	5	$0.05		Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05		1 year from demand
David Rocke	100,000	5	20-day average	[3]	Funding	[2]
Michael Gabriele	116,666	5	20-day average	[3]	Funding	[2]
Clive Oosthuizen	60,000	5	$0.05		Funding	[2]
Total short-term	1,234,151

Long-term:
Huntington Chase Financial Group	1,123,000	5	$0.05		12/31/2021
E. William Withrow Jr.	893,256	5	$0.05		12/31/2021
John Macey	426,464	4	$0.25		12/31/2023
Calli R. Bucci	700,170	5	$0.05		12/31/2024
Kyle W. Withrow	199,425	5	$0.05		12/31/2024
Yinuo Jiang	134,995	5	$0.05		12/31/2024
Total long-term	3,477,310

Total convertible notes payable	$4,711,461

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

[3] Shares issuable upon conversion not to exceed one percent (1%) of the Company’s issued and outstanding shares of Common Stock.  Effective conversion price at 12/31/2019 is $0.09-$0.11 per share.

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price [3].

As of December 31, 2019 and 2018, respectively, affiliates and related parties are due a total of $4,262,974 and $3,970,966, which is comprised of promissory notes to related parties, net of unamortized discounts of $756,453 and $0, in the amount of $3,976,008 and $3,172,705, accrued compensation in the amount of $134,566 and $645,555, and reimbursed expenses/cash advances to the Company in the amount of $152,400 and $152,706; for a net increase (decrease) of $292,008 and ($1,182,536). During the years ended December 31, 2019 and 2018, respectively, promissory notes to related parties increased (decreased) by $1,559,756 and ($1,391,569), unamortized discounts increased (decreased) by $756,453 and ($81,469), accrued compensation increased (decreased) by ($510,989) and $127,564, and reimbursable expenses/cash advances decreased by $306 and $0.

The following table summarizes the net changes to related party debt during the years ended December 31, 2018 and 2019:

	Total	Promissory Notes		Unamortized Discounts	Accrued Compensation	Expenses/Cash Advances

Balance, 12/31/2017	$5,153,502	$4,564,274		$(81,469)	$571,991	$152,706

Increases	736,995	188,755		--	548,240	--
Decreases	(1,919,531)	(2,000,000)	[1]	81,469	(1,000)	--
Conversions	--	419,676		--	(419,676)	--
Net change	(1,182,536)	(1,391,569)		81,469	127,564	--

Balance, 12/31/2018	3,970,966	3,172,705		--	645,555	152,706

Increases	367,201	160,995		(756,847)	959,772	3,281
Decreases	(75,193)	(66,500)		394	(5,500)	(3,587)
Conversions	--	1,465,261		--	(1,465,261)	--
Net change	292,008	1,559,756		(756,453)	(510,989)	(306)

Balance, 12/31/2019	$4,262,974	$4,732,461		$(756,453)	$134,566	$152,400

[1] Secured promissory note canceled, and underlying intellectual property rights returned to note holder.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

During the years ended December 31, 2019 and 2018, respectively, promissory notes to related parties, net of unamortized discounts, increased (decreased) by $803,303 and ($1,310,100) as a result of an increase in accrued compensation owed to related parties in the amount of $1,465,261 and $419,676 converted to convertible promissory notes; $50,000 and $0 in cash loans to the Company; $0 and $188,755 reclassified from non-related party promissory notes; $110,995 and $0 converted from non-related party accrued compensation; $0 and $2,000,000 in secured promissory notes canceled [1]; $66,500 and $0 in cash repayments; and an increase (decrease) in unamortized discount in the amount of $756,453 and ($81,469).

During the years ended December 31, 2019 and 2018, respectively, $959,772 and $548,240 in related party compensation was accrued; $1,465,261 and $419,676 was converted into convertible promissory notes; and $5,500 and $1,000 in cash payments were made; for a net increase (decrease) in accrued compensation in the amount of ($510,989) and $127,564.

During the years ended December 31, 2019 and 2018, respectively, reimbursable expenses/cash advances owed to related parties decreased by $306 and $0 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $3,281 and $0; and repayments to related parties in the amount of $3,587 and $0.

During the years ended December 31, 2019 and 2018, respectively, $175,428 and $215,096 in interest on related party loans was expensed; and $15,339 and $0 was paid to the note holder. As of December 31, 2019 and 2018, respectively, $707,414 and $546,325 in interest on related party loans was accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Promissory Notes

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2019 and 2018, respectively, $18,200 and $18,200 in interest was expensed, and $11,000 and $0 in principal and $15,339 and $0 in interest payments were made.  As of December 31, 2019 and 2018, respectively, $249,000 and $260,000 in principal remains; and $81,899 and $79,192 in interest has been accrued. No demand for repayment has been made.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317. The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2019 and 2018, respectively, $4,312 and $4,315 in interest was expensed, and $500 and $0 in principal repayments were made. As of December 31, 2019 and 2018, respectively, $85,817 and $86,317 in principal remains; and $32,959 and $28,647 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PTSG IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. During the year ended December 31, 2018,$81,469 in discount amortization was expensed. As of December 31, 2018, no unamortized discount remained. On December 31, 2018, in connection with the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the Note Holders and, pursuant to the terms of the Security Agreement, the PTSG Note is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company recognized a gain on the extinguishment of debt of $2,000,000.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company in the aggregate principal sum of $153,913.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the years ended December 31, 2019 and 2018, respectively, $10,773 and $10,774 in interest was expensed.  As of December 31, 2019 and 2018, respectively, $92,041 and $81,268 in interest has been accrued. No demand for repayment has been made.

On December 31, 2014, the Company issued a convertible promissory note in the amount of $189,583 for unpaid compensation owed to Mr. E.William Withrow Jr. Modifications to the note have been made through December 31, 2018, to adjust the principal balance owed to $894,256. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the years ended December 31, 2019 and 2018, respectively, $44,706 and $40,928 in interest was expensed, and $1,000 and $0 in principal repayments were made.  As of December 31, 2019 and 2018, respectively, $893,256 and $894,256 in principal remains; and $150,275 and $105,570 in interest was accrued.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On December 31, 2014, the Company issued a convertible promissory note in the amount of $260,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. Modifications to the note have been made through December 31, 2018, to adjust the principal balance owed to $1,123,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the years ended December 31, 2019 and 2018, respectively, $56,149 and $50,679 in interest, was expensed.  As of December 31, 2019 and 2018, respectively, $188,833 and $132,684 in interest was accrued.

On December 31, 2015, the Company issued a convertible promissory note in the principal amount of $214,500 for unpaid compensation owed to Mr. John Macey.  Modifications to the note have been made through December 31, 2017, to adjust the principal balance owed to $426,424. The note bears interest at a rate of four percent (4%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.25 per share.  During the years ended December 31, 2019 and 2018, respectively, $17,058 and $17,058 in interest was expensed.  As of December 31, 2019 and 2018, respectively, $62,880 and $45,822 in interest was accrued. On October 4, 2019, Mr. Macey was not reelected to the Board, and the note and $62,880 in accrued interest was reclassified to non-related party debt.

On December 31, 2018, the Company issued a convertible promissory note in the principal amount of $40,000 for unpaid compensation owed to Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  Modifications to the note have been made through December 31, 2019, to adjust the principal balance to $280,000.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $60,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $36,000, to be expensed over the term of the note. During the year ended December 31, 2019 and 2018, respectively, no discount amortization, and $6,529 and $0 interest, was expensed.  As of December 31, 2019 and 2018, respectively, $36,000 and $0 in unamortized discount, and $6,529 and $0 in interest, was accrued.

On July 10, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Security, Inc., issued a promissory note in the principal amount of $50,000 for cash loans made by Mr. David Rocke and Mr. Michael Gabriele, related parties.  The note bears interest at a rate of twelve percent (12%) per annum.  During the year ended December 31, 2019, the principal portion of $50,000 was repaid, and $5,642 in interest was expensed.  As of December 31, 2019, $5,642 in interest was accrued.

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a promissory note in the principal amount of $25,000 for unpaid compensation owed to Mr. Clive Oosthuizen. The non-interest-bearing note is due December 31, 2020, and was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $1,190, to be amortized over the term of the note. During the year ended December 31, 2019, $394 in discount amortization was expensed, and $4,000 in principal repayments were made.  As of December 31, 2019, $21,000 in principal and $796 in unamortized discount remained.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $60,000 for unpaid compensation owed to Mr. Clive Oosthuizen.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  The note, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $36,000, to be amortized over the term of the note. During the year ended December 31, 2019, no discount amortization and no interest was expensed.  As of December 31, 2019, $36,000 in unamortized discount remained, and no interest was accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $100,000 for unpaid compensation owed to Mr. David Rocke.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the 20-day average trading price on the date of conversion, not to exceed 1% of the Company’s issued and outstanding stock.  The note, if converted at the applicable conversion price of $0.062 at December 31, 2019, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $29,032, to be amortized over the term of the note. During the year ended December 31, 2019, no discount amortization and no interest was expensed.  As of December 31, 2019, $29,032 in unamortized discount remained, and no interest was accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $116,666 for unpaid compensation owed to Mr. Michael Gabriele.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the 20-day average trading price on the date of conversion, not to exceed 1% of the Company’s issued and outstanding stock.  The note, if converted at the applicable conversion price of $0.062 at December 31, 2019, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $33,871, to be amortized over the term of the note. During the year ended December 31, 2019, no discount amortization and no interest was expensed.  As of December 31, 2019, $33,871 in unamortized discount remained, and no interest was accrued. The requisite funding goals for repayment have not been met.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $199,425 for unpaid compensation owed to Mr. Kyle W. Withrow.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  The note, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $119,655, to be amortized over the term of the note. During the year ended December 31, 2019, no discount amortization and no interest was expensed.  As of December 31, 2019, $119,655 in unamortized discount remained, and no interest was accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $700,170 for unpaid compensation owed to MJ Management Services, Inc., for the services of Ms. Calli R. Bucci.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  The note, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $420,102, to be amortized over the term of the note. During the year ended December 31, 2019, no discount amortization and no interest was expensed.  As of December 31, 2019, $420,102 in unamortized discount remained, and no interest was accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $134,995 for unpaid compensation owed to Ms. Yinuo Jiang.  The note bears interest at a rate of five percent (5%) per annum, is due December, 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  The note, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $80,997, to be amortized over the term of the note. During the year ended December 31, 2019, no discount amortization and no interest was expensed.  As of December 31, 2019, $80,997 in unamortized discount remained, and no interest was accrued.

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

DECEMBER 31, 2019 AND 2018

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

On October 1, 2019, in connection with the Consulting Agreement with Ms. Yinuo Jiang, the Company issued 1,000,000 shares of its restricted Common Stock at $0.001 per share, for cash in the amount of $1,000.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

NOTE 9.  COMMITMENTS AND CONTINGENCIES

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “Secured Note”) in the aggregate sum of $2,000,000. Pursuant to terms and conditions of the Secured Note, principal payments may be made prior to maturity without penalty when/if the Company meets certain funding and earnings goals.  Payments are defined as follows: 1) 10% of any equity investment of $2,100,000 or more; or 2) $250,000 each year the Company’s retained earnings reaches or exceeds $1,500,000; or 3) $250,000 each year the Company’s EBITDA reaches or exceeds $3,000,000. As of December 31, 2018, no contingent payments have been made. Due to the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the former licensees on December 31, 2018.  Pursuant to the terms of the Security Agreement, the Secured Note was canceled, and any contingent payments are no longer required.

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was made upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2019, the Company has not commenced sales of the Licensed Product.

NOTE 10.  CAPITAL STOCK

The total number of authorized shares of Common Stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the years ended December 31, 2019 and 2018, respectively, 18,544,000 and 1,000,000 shares of restricted Common Stock were issued in connection with certain related party consulting agreements, valued at $505,440 and $10,000, for cash in the amount of $18,544 and $1,000.

As a result, $486,896 and $9,000 was recorded to additional paid in capital, and $0 and $9,000 was recorded as deferred compensation, to be amortized over the next thirty-three (33) months.

During the years ended December 31, 2019 and 2018, respectively, 6,000,000 and 0 shares of restricted Common Stock were issued in connection with stock awards to related parties, valued at $60,000 and $0, for cash in the amount of $6,000 and $0.  As a result, $54,000 and $0 was recorded to additional paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 4,812,564 and 0 shares of restricted Common Stock were issued in connection with the exercise of related party stock options, for cash in the amount of $24,063 and $0.  As a result, $19,250 and $0 was recorded to additional paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 0 and 3,500.000 shares of restricted Common Stock were issued in connection with the acquisition of intellectual property, valued at $0 and $35,000, for cash in the amount of $0 and $3,500.  As a result, $0 and $31,500 was recorded to additional paid in capital.

During the years ended December 31, 2019 and 2018, respectively, 1,500,000 and 3,500,000 shares of restricted Common Stock were issued in connection with an intellectual property acquisition pending cancelation.

During the years ended December 31, 2019 and 2018, respectively, a total of $0 and $9,000 in deferred stock compensation was recorded, and $3,000 and $750 was expensed. As of December 31, 2019 and 2018, respectively, $5,250 and $8,250 in deferred stock compensation remained, to be expensed over the next twenty-one (21) months.

During the years ended December 31, 2019 and 2018, respectively, a total of 30,856,564 and 8,000,000 shares of restricted Common Stock were issued. As of December 31, 2019 and 2018, respectively, the Company had 108,239,317 and 77,382,753 shares of Common Stock issued and outstanding.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11.  STOCK OPTIONS AND AWARDS

Stock Options

As of December 31, 2019 and 2018, respectively, the Company had 6,665,069 and 602,500 stock options issued and outstanding.

During the years ended December 31, 2019 and 2018, respectively, 10,875,133 and 500,000 stock options were granted, valued at $56,450 and $0, using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 4.00 to 5.75 years; expected volatility between 35.59% to 41.30%; risk free interest rate between 1.84% to 2.96%; and dividend yield 0%.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number	Contractual Life	times Number	Weighted Average
Exercise Price	of Shares	(in years)	of Shares	Exercise Price

$0.005	4,812,569	4.60	$24,063	$0.16
$0.05	1,250,000	4.65	62,500	$0.04
$0.10	500,000	4.05	50,000	$0.63
$3.20	102,500	1.30	328,000	$3.20
	6,665,069		$464,563	$1.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2017	102,500	$3.20
Granted	500,000	$0.63
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at December 31, 2018	602,500	$2.34
Granted	10,875,133	$0.20
Exercised	(4,812,564)	($0.16)
Expired / Cancelled	--	--
Outstanding at December 31, 2019	6,665,069	$1.20

During the years ended December 31, 2019 and 2018, respectively, 10,875,133 and 500,000 stock options were granted, for which $56,450 and $0 in deferred stock option compensation was recorded, and $28,017 and $0 was expensed. There remained $28,433 and $0 deferred stock option compensation at December 31, 2019 and 2018, respectively, to be expensed over the next thirty (30) months.

Restricted Stock Awards

During the years ended December 31, 2019 and 2018, respectively, 0 and 1,000,000 deferred restricted stock awards were granted, valued at $0 and $10,000, for cash in the amount of $0 and $1,000; and 333,334 and 83,333 vested.  As a result, $0 and $9,000 in deferred stock compensation was recorded; of which $3,000 and $750 in deferred stock compensation was expensed. As of December 31, 2019 and 2018, respectively, there remained 583,333 and 916,667 shares to be vested, and $5,250 and $8,250 deferred stock compensation to be expensed over the next twenty-one (21) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2017	--	$--
Granted	1,000,000	9,000
Vested	(83,333)	(750)
Forfeited/Canceled	--	--
Outstanding at December 31, 2018	916,667	8,250
Granted	--	--
Vested	(333,334)	(3,000)
Forfeited/Canceled	--	--
Outstanding at December 31, 2019	583,333	$5,250

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 12.  INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2019 and 2018, was as follows:

	December 31, 2019	December 31, 2018

Income (loss) and comprehensive loss before taxes	$(1,724,096)	$1,091,454
Comprehensive loss	(1,206)	(2,412)
Income (loss) before taxes	(1,722,890)	1,093,866
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(482,700)	141,500

Effect of the U.S. tax law change	--	1,890,600

Tax effect of non-deductible expenses:
Stock compensation/amortization of stock options	8.400	--
Discount amortization	100	24,300
Total tax effect of non-deductible expenses	8,500	24,300

Change in valuation allowance	474,200	(2,056,400)

Income tax expense	$--	$--

Reported income taxes:
Federal	$--	$--
State	--	--
Total	$--	$--

The significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carried forward	$3,053,000	$2,818,800
Officers’ accrued compensation	997,000	784,000
Accrued related party interest	140,600	113,600
Valuation allowance	(4,190,600)	(3,716,400)
Net deferred income tax asset	$--	$--

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

The remaining net operating losses available to use toward future taxable income are as follows:

Tax Year	Net Operating Loss	Expires
2010	$1,586,900	2030
2011	2,403,700	2031
2012	746,200	2032
2013	767,900	2033
2014	2,096,500	2034
2015	1,543,900	2035
2016	349,300	2036
2017	443,400	2037
2018	222,300	No expiration
2019	836,700	No expiration
Total	$10,996,800

As of December 31, 2019, the Company had approximately $10,996,800 of federal net operating losses. The Company is open to examinations for the tax year 2013 through the current tax year.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13. SEGMENT REPORTING

The Company currently operates with two (2) business segments: Security Services and Corporate/Intellectual Property.  The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Security Services [1]	Corporate/ Intellectual Property	Consolidated Totals
December 31, 2019
Revenue	$580,574	$--	$580,574
Gross profit	138,413	--	138,413
Operating income (loss)	73,514	(1,567,582)	(1,494,068)
Depreciation and amortization	--	2,072	2,072
Interest expense	5,642	222,786	228,428
Discount amortization	--	394	394
Unrealized losses	--	(1,206)	(1,206)
Total assets	295,939	43,542	339,481

December 31, 2018
Revenue	$--	$--	$--
Gross profit	--	--	--
Operating loss	--	(617,497)	(617,497)
Depreciation and amortization	--	806	806
Gain on canceled promissory note		2,000,000	2,000,000
Interest expense	--	207,168	207,168
Discount amortization	--	81,469	81,469
Unrealized losses	--	(2,412)	(2,412)
Total assets	--	40,089	40,089

[1] Security Services Segment commenced August 2019.

NOTE 14.  SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2019, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period January 1, 2020, to December 31, 2022, the Company increased its loans from related parties by $1,741,894, from a total of $4,262,974 at December 31, 2019, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,513,163, as a result of (i) $426,464 reclassified to non-related party transactions, (ii) $2,504,584 converted from accrued compensation, (iii) an increase in discounts resulting from beneficial conversion features of $295,647, (iv) a decrease in unamortized discount of $741,222, (v) $521,557 converted to Common Stock, and (vi) payments to related parties in the amount of $488,975; (b) an increase in accrued compensation of $344,157 as a result of (i) $2,959,713 in accrued compensation, of which $2,504,584 was converted into promissory notes, (ii) $55,000 in accrued compensation reclassified to non-related party transactions, and (iii) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $115,426.  All outstanding related party notes payable bear interest at the rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

As of December 31, 2019, the end of the Company’s fiscal year covered by this report, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2019, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2019, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2019:

Name	Position Held with the Company	Age [1]	Date First Elected or Appointed
E. William Withrow Jr.	Director Chairman of the Board	82	July 2, 2009 November 5, 2015
Kyle W. Withrow	President and Chief Executive Officer	45	September 19, 2018
Clive Oosthuizen	Director	45	October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	55	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	30	October 8, 2019
John L. Ogden	Director	66	March 3, 2008
William B. Nesbitt	Director	80	November 6, 2011
Dr. Martin A. Blake	Director	63	August 12, 2010
Philip J. Woolas	Director	60	February 20, 2015
David M. Rocke	Director	50	October 4, 2019
[1] As of December 31, 2019.

The following table represents the directors and executive officers of the Company as of the date of filing of this Annual Report:

Name	Position Held with the Company	Age [2]	Date First Elected or Appointed
Clive Oosthuizen	President and Chief Executive Officer Director	47	April 6, 2021 October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	58	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	32	October 8, 2019
William B. Nesbitt	Director	82	November 6, 2011
Dr. Martin A. Blake	Director	65	August 12, 2010
Philip J. Woolas	Director	62	February 20, 2015
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

Calli R. Bucci, Chief Financial Officer, Director

Ms. Bucci, has over thirty years of experience in the field of finance and business management.  She joined Enigma in 2010 as its controller, and has served as its Chief Financial Officer since August 2011.  Before joining the Company, Ms. Bucci held the position of Chief Financial Officer at InstaSave, Inc., a promotional incentive company, from December 2007 to January 2010, where she was responsible for financial reporting, capital structure strategy and modeling, financial transactions with consumers, consumer product goods companies and retailers, investor relations, audits, payroll and corporate income taxes.

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

Involvement in Certain Legal Proceedings

On May 14, 2018, RoxSan Pharmacy, Inc. {“RoxSan”) a wholly-owned subsidiary of Parallax Health Sciences, Inc., (“Parallax”) filed a Chapter 7 petition in the United States Bankruptcy Court for the Central District of California (the “Court”).  Mr. Timothy Yoo was appointed trustee (“Trustee”) on May 15, 2018.  In connection with this filing, RoxSan sought to discharge approximately $5 million of liabilities owed to various parties, and intercompany loans in excess of $1 million owed to Parallax.  The Chapter 7 bankruptcy proceeding by RoxSan was fully discharged, and the case was closed on March 13, 2019, in U.S. Bankruptcy Court, Central District of California.

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

Audit Committee

At December 31, 2019, the Company’s audit committee consisted of  Mr. John L. Ogden, chairperson, and Ms. Calli R Bucci. During the calendar year 2019, the business of the audit committee was conducted though teleconferences.  Formal communications to the Board were made during meetings held by the Board and in writing via email.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company under Rule 16a-3€ during the year ended December 31, 2019, Forms 5, and any amendments thereto, furnished to the Company with respect to the year ended December 31, 2019, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2019, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2019 and 2018.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus		Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)		($)		($)		($)	($)	($)		($)
E. William Withrow Jr.	2019	None		None		10,000	[1]	None		None	None	None		10,000
Chairman of the Board, Former President, CEO	2018	125,837	[1]	None		None		None		None	None	10,094	[10]	135,931
Kyle W. Withrow	2019	150,000	[2]	None		15,000	[2]	None		None	None	11,540	[10]	176,540
President, CEO	2018	36,500	[2]	None		10,000	[2]	None		None	None	2,885	[10]	49,385
Calli R. Bucci	2019	150,000	[3]	None		10,000	[3]	None		None	None	None		160,000
Chief Financial Officer, Secretary	2018	125,000	[3]	None		None		None	[3]	None	None	6,924	[10]	131,924
Clive Oosthuizen	2019	60,000	[4]	25,000	[4]	360,000	[4]	625	[4]	None	None	3,462	[10]	449,087
President, CEO, Director (2019 – Present)	2018	None		None		None		None		None	None	None		None
Yinuo Jiang	2019	55,000	[5]	None		10,000	[5]	None		None	None	None		65,000
Secretary (2019 – Present)	2018	36,000		None		None		None		None	None	None		36,000
Edward W. Withrow III	2019	240,000	[6]	None		None		None		None	None	None		240,000
Key Consultant, Former Executive Chairman (2009-2015)	2018	240,000	[6]	None		None		None		None	None	None		240,000
David Rocke	2019	100,000	[7]	None		67,720	[7]	39,875	[7]	None	None	20,187	[9] [10]	227,782
Former Consultant, Director (2019 – 2021)	2018	None		None		None		None		None	None	None		None
Michael Gabriele	2019	116,666	[8]	None		67,720	[8]	15,950	[8]	None	None	20,667	[9] [10]	221,003
Former subsidiary President (2019 – 2021)	2018	None		None		None		None		None	None	None		None

[1]

Pursuant to employment agreement dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Executive granted stock award in 2019 of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2019, $894,256 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

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

[4]

Pursuant to consulting agreement dated September 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes signing bonus of $25,000; stock award of 4,000,000 shares, with an aggregate grant date fair value of $360,000, at a cost of $0.001 per share, 100% of which vested immediately; and 1,250,000 options granted, which are exercisable at a price of $0.05 per share, vest quarterly over a period of 36 months, and were valued at $625 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.  As of December 31, 2019, $60,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[5]

Pursuant to consulting agreement dated October 8, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement also includes stock award of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2019, $134,995 in accrued compensation has been converted into a convertible promissory note, net of conversions, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[6]

Pursuant to consulting agreement with Huntington Chase Financial Group dated December 4, 2013.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2019, $1,123,000 has been converted into a convertible promissory note, accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[7]

Pursuant to consulting agreement dated May 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 6,875,093 options granted, with an exercise price of $0.005 per share, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, and were valued at $39,875 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.  Executive also granted stock award in connection with Non-Compete, Non-Dilution and Registration Rights Agreement dated August 29, 2019, of 6,772,000 shares, with an aggregate grant date fair value of $67,720, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2019, $100,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at the average trading price for the twenty (20) days immediately preceding the conversion.

[8]

Pursuant to consulting agreement dated May 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 2,750,040 options granted, with an exercise price of $0.005 per share, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, and were valued at $15,950 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.  Executive also granted stock award in connection with Non-Compete, Non-Dilution and Registration Rights Agreement dated August 29, 2019, of 6,772,000 shares, with an aggregate grant date fair value of $67,720, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2019, $116,666 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at the average trading price for the twenty (20) days immediately preceding the conversion.

[9]	Includes profit participation of $17,302.

[10]	Accrued vacation.

The table below summarizes the compensation paid by the Company subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)
Clive Oosthuizen	2022	160,000	[1]	None	None	None	None	None	3,463	[9]	163,463
President, CEO, Director (2019 – Present)	2021	220,000	[1]	None	None	None	None	None	8,653	[9]	228,653
	2020	190,000	[1]	None	None	None	None	None	8,652	[9]	198,652
Calli R. Bucci	2022	150,000	[2]	None	None	None	None	None	None		150,000
Chief Financial Officer, Director (2011 – Present)	2021	150,000	[2]	None	None	None	None	None	None		150,000
	2020	150,000	[2]	None	None	None	None	None	None		150,000
Yinuo Jiang	2022	100,000	[3]	None	None	None	None	None	None		100,000
Secretary (2019 – Present)	2021	100,000	[3]	None	None	None	None	None	None		100,000
	2020	100,000	[3]	None	None	None	None	None	None		100,000
Kyle Withrow	2021	39,966	[4]	None	None	None	None	None	2,885	[9]	42,851
Former President, CEO, Director (2018 – 2021)	2020	150,000	[4]	None	None	None	None	None	11,540	[9]	161,540
Edward W. Withrow III	2022	240,000	[5]	None	None	None	None	None	None		240,000
Key Consultant (2016 – Present) Former Executive Chairman (2009 – 2015)	2021	240,000	[5]	None	None	None	None	None	None		240,000
	2020	240,000	[5]	None	None	None	None	None	None		240,000
David Rocke	2021	None		None	None	None	None	None	17,336	[8]	17,336
Former Consultant, Director (2019 – 2021)	2020	50,000	[6]	None	None	None	None	None	39,527	[8] [9]	89,527
Michael Gabriele	2021	49,503	[7]	None	None	None	None	None	17,336	[8]	66,839
Former subsidiary President (2019 – 2021)	2020	175,000	[7]	None	None	None	None	None	40,487	[8] [9]	215,487

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

[6]

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

[8]	Includes profit participation of $17,336 and $33,757 for 2021 and 2020, respectively.

[9]	Accrued vacation.

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

Equity Compensation Plan

The Company maintains the 2009 Stock Option Plan (the “2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company may grant incentive stock options only to employees, and non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board will administer the plan, and determine grants.  In 2019, the 2009 Plan expired.

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

* Plan expired 2019

As of December 31, 2019, the Company had granted options to purchase a total of 12,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 492,255 have expired and 130,000 were forfeited/canceled.  There were 6,665.069 stock options outstanding at December 31, 2019.

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited, and 11,562,569 were outstanding.

Stock Options/SAR Grants

The following options were granted to the Company’s directors and officers during the years ended December 31, 2019 and 2018.

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

There were no options granted to the Company’s directors and officers subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

The following options were exercised by officers and directors of the Company during the Company’s fiscal years ended December 31, 2019 and 2018:

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

There were no options exercised by officers or directors of the Company subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Outstanding Equity Awards at Fiscal Year End

The following table represents the outstanding equity awards as of December 31, 2019:

	Number of Options
Name	Granted	Non-Exercisable	Exercisable	Exercise Price	Expiration Date
Kyle Withrow	25,000	––	25,000	$3.20	04/19/2021
John Ogden	15,000	––	15,000	$3.20	04/19/2021
Edward W. Withrow Jr.	15,000	––	15,000	$3.20	04/19/2021
Shelley Meyers	15,000	––	15,000	$3.20	04/19/2021
Myles Lambert	10,000	––	10,000	$3.20	04/19/2021
Paul Christensen	10,000	––	10,000	$3.20	04/19/2021
Calli Bucci	5,000	––	5,000	$3.20	04/19/2021
Martin Blake	5,000	––	5,000	$3.20	04/19/2021
Rodolpho Madrigal	2,500	––	2,500	$3.20	04/19/2021
Calli Bucci	500,000	208,333	291,667	$0.10	11/01/2023
David Rocke	3,437,549	3,437,549	––	$0.005	05/15/2024
Michael Gabriele	1,375,020	1,375,020	––	$0.005	05/15/2024
Clive Oosthuizen	1,250,000	1,041,667	208,333	$0.10	09/01/2024
	6,665,069	6,062,569	602,500

During the year ended December 31, 2019, 10,875,133 stock options were granted, for which $56,450 in deferred stock option compensation was recorded, and $28,017 was expensed. There remained $28,433 deferred stock option compensation at December 31, 2019, to be expensed over the next thirty (30) months.

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

Compensation of Directors

As of December 31, 2019, the Company had no formal plan for compensating its directors for their service in their capacity as directors.  However, the Company’s directors and certain officers have received stock options to purchase common shares under the Company’s 2009 Stock Option Plan, and may receive additional stock options at the discretion of the Company’s Board or (as to future grants) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Company’s board of directors.  The Company’s Board may award special remuneration to any director undertaking any special services on the Company’s behalf other than services ordinarily required of a director.  As of December 31, 2019, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

The following table represents the compensation owed to directors under the DC Plan as of December 31, 2019:

Name	Board Member	Committee Member	Committee Chair	Total
E. William Withrow Jr.	$6,000	$3,000	$––	$9,000
John L. Ogden	5,000	3,000	1,250	9,250
William B. Nesbitt	6,000	––	––	6,000
Philip Woolas	5,500	––	––	5,500
Martin Blake	5,500	––	––	5,500
Total	$28,000	$6,000	$1,250	$35,250

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control.  There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.  The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except stock options that may be granted at the discretion of the Board or a committee thereof.

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

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of the Company’s Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	65,253,312	[2]	43.40%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	43,214,173	[3]	28.74%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	15.21%
Leafy Lane, Ltd.	48 Par La Ville Road, Suite 775	Hamilton, Bermuda HM11	11,799,438	[5]	10.79%
Michael Gabriele	4753 Rafi Road	Easton, PA 18045	9,736,914	[6]	8.91%
Phyllis De Moubray	Chesters Mountain Street	Chilham, Kent CT4 8DQ UK	7,713,783	[7]	7.13%
Brook Invest & Finance S.A.	PO Box 146	Road Town, Totorla, BVI	5,706,506	[8]	5.27%
Directors and Executive Officers:
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	26,164,875	[9]	20.40%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	17,601,125	[10]	14.36%
Kyle W. Withrow	2722 Mirasol Loop	Round Rock, TX 78681	12,833,918	[11]	10.90%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	11,089,903	[12]	9.39%
Yinuo Jiang	3559 Sawtelle Blvd., #1	Los Angeles, CA 90066	5,504,900	[13]	4.96%
Clive Oosthuizen	5 Omnia Avenue	Bellville, Cape Town, South Africa 7530	5,408,332	[14]	4.93%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	3,941,384	[15]	3.64%
Martin A. Blake	#16 - 03 Adria, 12 Derbyshire Road	Novena, Singapore 309466	505,000	[16]	0.47%
Philip Woolas	16 Church Walk	Brentford Middlesex TW8 8DB UK	500,000	[17]	0.46%
Directors and officers as a group (9 shareholders)			83,549,437		69.51%

[1]

Based upon 108,239,317 shares issued and outstanding at December 31, 2019, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other beneficial shareholder or person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]

Includes direct beneficial ownership of 5,477,230 common shares; and indirect beneficial ownership of (i) 100,000 common shares held by M. Katuska Sandoval, spouse; and (ii) 43,214,173 common shares held by Huntington Chase Financial Group, and 16,461,909 common shares held by Withrow Sinclair & Co., entities controlled by Edward W. Withrow, III. See Footnote [3] and [4].

[3]	Includes direct beneficial ownership of 1,115,324 common shares, and 42,098,849 common shares deemed outstanding in connection with convertible debt. Entity controlled by Edward W. Withrow, III.

[4]	Includes direct beneficial ownership of 16,461,909 common shares. Entity controlled by Edward W. Withrow, III.

[5]	Includes direct beneficial ownership of 10,717,044 common shares, and 1,082,394 common shares deemed outstanding in connection with convertible debt.

[6]	Includes direct beneficial ownership of 8,654,520 common shares, and 1,082,394 common shares deemed outstanding in connection with convertible debt.

[7]	Includes direct beneficial ownership of 7,703,783 common shares; and indirect beneficial ownership of 10,000 common shares held by Arran De Moubray, spouse.

[8]	Includes direct beneficial ownership of 5,706,506 common shares. Entity controlled by Kiran Patel, The Whitmill Trust Company, Ltd., whose address is 17 Esplanade, St Helier, Jersey, JE1 1WT, UK.

[9]

Includes direct beneficial ownership of 6,173,355 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2019; and 19,976,520 common shares deemed outstanding in connection with convertible debt.

[10]

Includes direct beneficial ownership of 2,779,808 common shares and 296,667 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2019; and 14,003,400 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of (i) 21,250 common shares held by child and (ii) 500,000 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

[11]

Includes direct beneficial ownership of 25,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2019; and 9,490,700 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of 3,318,218 common shares held by Kasper Group Ltd., an entity controlled by Kyle W. Withrow.

[12]	Includes direct beneficial ownership of 1,164,063 common shares and 9,925,840 common shares deemed outstanding in connection with convertible debt.

[13]	Includes direct beneficial ownership of 2,805,000 common shares, and 2,699,900 common shares deemed outstanding in connection with convertible debt.

[14]

Includes direct beneficial ownership of 4,000,000 common shares and 208,332 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2019; and 1,200,000 common shares deemed outstanding in connection with convertible debt

[15]

Includes direct beneficial ownership of 2,925,384 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2019; and indirect beneficial ownership of 1,000 common shares held by Yvonne T. Ogden, spouse.

[16]	Includes direct beneficial ownership of 500,000 common shares and 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2019.

[17]	Includes direct beneficial ownership of 500,000 common shares.

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

[10]

Includes direct beneficial ownership of 6,328,833 common shares, and 1,250.000 common shares deemed outstanding in connection with stock options exercisable within 60 days of February 28, 2023, and.11,577,520 common shares deemed outstanding in connection with convertible debt.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2019, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

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

There were no additional related parties subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Stock Issuances:

The following represent the stock issuances to related parties during the year ended December 31, 2019:

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

On December 20, 2019, in connection with the exercise of certain stock options, the Company issued 802,094 shares of its restricted Common Stock to related parties at an exercise price of $0.005 for cash in the amount of $4,010. Of these shares, 572,924 shares were issued to Mr. David Rocke, and 229,170 shares were issued to Mr. Michael Gabriele.

The following represent the stock issuances to related parties subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

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

There were no agreements entered into with related parties subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Related Party Payable:

Promissory Notes and Accrued Interest:

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2019, $18,200 in interest was expensed.  As of December 31, 2019, $81,899 in interest has been accrued, and $11,000 in principal and $15,339 has been paid.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $18,100 in interest was expensed, and cash payments totaling $249,000 in principal and $99,999 in interest were made.  As of December 31, 2022, the principal portion of the note and accrued interest has been paid in full.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317. The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2019, $4,312 in interest was expensed.  As of December 31, 2019, $32,959 in interest has been accrued, and $500 in principal repayments were made. During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $12,885 in interest was expensed.  As of December 31, 2022, $85,817 in principal and $45,844 in accrued interest remained. The requisite funding goals for repayment have not been met.

On December 9, 2013, the Company, through its wholly-owned subsidiary, PTSG, issued a Zero Coupon Senior Secured Promissory Note (the “PTSG Note”) to seven (7) shareholders (the “Note Holders”), of which two (2) shareholders are also directors of the Company, in the aggregate sum of $2,000,000.  The PTSG Note holds senior position above all other debt, bears no interest, is due within five (5) years, or by December 9, 2018, and is secured by an Intellectual Property Pledge and Security Agreement (the “Security Agreement”), which pledges the licensed intellectual property (the “PearTrack IP”), the rights of which shall revert to the Note Holders in the event of the Company’s default. The non-interest bearing note was recorded at its present value on the date of issuance, using an imputed interest rate of 5%.  The difference between the face value and its present value was recorded as a discount of $432,940, to be amortized over the term of the note. As of December 31, 2018, no unamortized discount remained.  On December 31, 2019, in connection with the Company’s inability to successfully commercialize the PearTrack IP, all rights, title and interest in the PearTrack IP reverted to the former licensees and, pursuant to the terms of the Security Agreement, the PTSG Note is canceled.  In addition, all rights to future royalties collectible under any sub-license previously issued by the Company for the PearTrack IP reverts to the Note Holders.  As a result, in 2018, the Company has recognized a gain on the extinguishment of debt of $2,000,000.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a convertible promissory notes to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company in the aggregate principal sum of $153,913.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share. During the year ended December 31, 2019, $10,773 in interest was expensed.  As of December 31, 2019, $92,041 in interest has been accrued. During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $32,351 in interest was expensed.  As of December 31, 2022, $153,913 in principal and $124,392 in accrued interest remained. No demand for repayment has been made.

On December 31, 2014, the Company issued a convertible promissory note in in the modified principal sum of $894,256 for unpaid compensation owed to with Mr. E.William Withrow Jr., a related party. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share.  During the year ended December 31, 2019, $44,706 in interest was expensed, and $1,000 in principal repayments were made.  As of December 31, 2019, $150,276 in interest has been accrued. During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $134,110 in interest was expensed. On August 31, 2021, $224,795 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock. As of December 31, 2022, $893,256 in principal and $59,591 in accrued interest remained.

On December 31, 2014, the Company issued a convertible promissory note in the modified principal sum of $1,123,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. During the year ended December 31, 2019, $56,149 in interest was expensed.  As of December 31, 2019, $188,333 in interest has been accrued. During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $168,604 in interest was expensed. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock. As of December 31, 2022, $1,123,000 in principal and $74,918 in accrued interest remained.

On December 31, 2015, the Company issued a convertible promissory note in the modified principal sum of $426,464 for unpaid compensation owed to Mr. John Macey, a related party. The note bears interest at a rate of 4% per annum, is due December 31, 2023, and is convertible into the Company's Common Stock at a conversion price of $0.25 per share.  On October 4, 2019, Mr. Macey was not reelected to the Board, and the note and $62,880 in accrued interest was reclassified to non-related party debt.

On December 31, 2018, the Company issued a convertible promissory note in the principal amount of $40,000 for unpaid compensation owing in connection with a consulting agreement with Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $1,000,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $180,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $120,000, to be expensed over the term of the note. During the year ended December 31, 2019, no discount amortization and $6,529 in interest was expensed.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $120,000 in discount amortization and $88,782 in interest was expensed, and $138,475 in principal and $2,172 in interest payments were made to the holder.  As of December 31, 2022, no unamortized discount remained, and $93,139 in interest has been accrued.

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

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a promissory note in the principal amount of $25,000 for unpaid compensation owed to Mr. Clive Oosthuizen, a related party. The non-interest bearing note is due December 31, 2020, and was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $1,190, to be amortized over the term of the note. During the year ended December 31, 2019, $394 in discount amortization was expensed, and $4,000 in principal repayments were made. During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $796 in discount amortization was expensed, and cash repayments were made in the amount of $8,500.  As of December 31, 2022, $12,500 in principal, and no unamortized discount, remained.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $60,000 for unpaid compensation owed to Mr. Clive Oosthuizen. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $554,230. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $150,000, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $99,000. During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $99,000 in discount amortization, and $45,719 in interest, was expensed. On August 31, 2021, $100,000 in principal and $16,442 in accrued interest was converted into 2,328,833 shares of the Company’s restricted Common Stock. As of December 31, 2022, no unamortized discount remained, and $29,277 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $100,000 for unpaid compensation owed to Mr. David Rocke, a related party. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. The conversion price on the issuance date resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $29,032.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $29,032 in discount amortization and $15,014 in interest was expensed.  As of December 31, 2022, no unamortized discount remained, and $15,014 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $116,666 for unpaid compensation owed to Mr. Michael Gabriele, a related party. Modifications to the note have been made through December 31, 2021, to adjust the principal balance to $354,629. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. A portion of the principal in the amount of $116,666, if converted at the conversion price on the issuance date, resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $38,479.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $38,479 in discount amortization and $40,887 in interest was expensed, and $30,000 in principal repayments were made.  As of December 31, 2022, no unamortized discount remained, and $40,887 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $199,425 for unpaid compensation owed to Mr. Kyle W. Withrow, a related party. Modifications to the note have been made through June 30, 2021, to adjust the principal balance to $403,816. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $280,195, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $176,194.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $103.749 in discount amortization, and $52,890 in interest, was expensed.  As of December 31, 2022, $72,445 in unamortized discount remained, and $52,890 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $700,170 for unpaid compensation owed to MJ Management Services, Inc., for the services of Ms. Calli R. Bucci a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $945,170. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $775,170, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $472,602.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $281,787 in discount amortization and $125,824 in interest was expensed, and $55,000 in principal repayments were made. On August 31, 2021, $150,000 in principal and $67,340 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock.  As of December 31, 2022, $190,815 in unamortized discount remained, and $58,284 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $134,995 for unpaid compensation owed to Ms. Yinuo Jiang, a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $432,995. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $184,995, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $115,997.  During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $68,379 in discount amortization and $34,802 in interest was expensed, and $8,000 in principal repayments were made.  On August 31, 2021, $82,786 in principal and $17,198 in accrued interest was converted into 2,000,000 shares of the Company’s restricted Common Stock. As of December 31, 2022, $47,618 in unamortized discount remained, and $17,604 in interest has been accrued.

There were no promissory notes issued to related parties subsequent to December 31, 2019, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

Accrued Compensation and Benefits:

During the year ended December 31, 2019, $959,772 in related party compensation was accrued, $1,465,261 was converted to convertible promissory notes, and $5,500 in cash repayments were made; for a net decrease in accrued compensation in the amount of $510,989. As of December 31, 2019, accrued compensation not converted to promissory notes is owed to Mr. John Macey in the amount of $55,000; Mr. David Rocke in the amount of $20,187; Mr. Michael Gabriele in the amount of $20,667; Mr. Clive Oosthuizen in the amount of $3,462; Mr. E. William Withrow Jr. in the amount of $9,000; Mr. William B. Nesbit in the amount of $6,000; Mr. John L. Ogden in the amount of $9,250; Mr. Martin Blake in the amount of $5,500; and Mr. Philip Woolas in the amount of $5,500; for a total accrued compensation owed in the amount of $134,566, as follows:

Related Party		For the year ended December 31, 2019
	Balance	Compensation		Compensation	Conversion to	Balance
	December 31, 2018	Accrued		Paid	Promissory Note	December 31, 2019
E. William Withrow Jr.	$––	$9,000		$–– [2]	$––	$9,000	[1]
Calli R. Bucci	551,170	150,000		(1,000)	(700,170)	––
John Macey	55,000	––		––	––	55,000
Huntington Chase, LLC	––	240,000		–– [3]	(240,000)	––
Kyle W. Withrow	39,385	161,540		(1,500)	(199,425)	––
Clive Oosthuizen	––	88,462		–– [4]	(85,000)	3,462
David Rocke	––	120,187	[5]	–– [6]	(100,000)	20,187
Michael Gabriele	––	137,333	[5]	–– [6]	(116,666)	20,667
Yinuo Jiang	––	25,000		(1,000)	(24,000)	––
William B. Nesbitt	––	6,000		–– [7]	––	6,000	[1]
John L. Ogden	––	10,250		(1,000)	––	9,250	[1]
Martin Blake	––	6,000		(500)	––	5,500	[1]
Philip Woolas	––	6,000		(500)	––	5,500	[1]
Total	$645,555	$959,772		$(5,500)	$(1,465,261)	$134,566

[1]	Director Compensation
[2]	Does not reflect payment applied as a reduction to promissory note in the amount of $1,000.
[3]	Does not reflect payments applied as reduction to promissory note totaling $11,000, or payments applied as reduction to accrued interest on promissory note totaling $15,339.
[4]	Does not reflect payment applied as a reduction to promissory note in the amount of $4,000.
[5]	Includes profit participation in the amount of $17,302.
[6]	Does not reflect payments applied as reduction to promissory note totaling $25,000.
[7]	Does not reflect payment applied as a reduction to promissory note in the amount of $500.

During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $2,959,713 in related party compensation was accrued, of which $2,504,584 was converted to convertible promissory notes, $55,972 was paid (not inclusive of payments made against promissory notes, referenced below table), and $55,000 was reclassified to non-related party accrued compensation; for a net increase in accrued compensation in the amount of $344,157. As of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $54,000, Mr. David Rocke in the amount of $100,064; Mr. Michael Gabriele in the amount of $41,409; Mr. William B. Nesbit in the amount of $78,000; Mr. John L. Ogden in the amount of $50,250; Mr. Martin Blake in the amount of $77,500; and Mr. Philip Woolas in the amount of $77,500; for a total accrued compensation owed in the amount of $478,723, as follows:

Related Party		January 1, 2020, through December 31, 2022
	Balance	Compensation		Compensation		Conversion to		To Non-Related	Balance
	December 31, 2019	Accrued		Paid		Promissory Note		Party Accrued Payroll	December 31, 2022
E. William Withrow Jr.	$9,000	$45,000		$––		$––		$––	$54,000	[1]
Calli R. Bucci	––	450,000		––	[3]	(450,000)		––	––
John Macey	55,000	––		––		––		(55,000)	––
Huntington Chase, LLC	––	720,000		––	[2]	(720,000)	[2]	––	––
Kyle W. Withrow	––	204,391		––		(204,391)		––	––
Clive Oosthuizen	3,462	590,768		––	[4]	(594,230)	[4]	––	––
David Rocke	20,187	106,863	[5]	(26,986)	[5]			––	100,064
Michael Gabriele	20,667	285,691	[5]	(26,986)	[5]	(237,963)	[6]	––	41,409
Yinuo Jiang	––	300,000		(2,000)	[7]	(298,000)		––	––
William B. Nesbitt	6,000	72,000		––		––		––	78,000	[1]
John L. Ogden	9,250	41,000		––		––		––	50,250	[1]
Martin Blake	5,500	72,000		––		––		––	77,500	[1]
Philip Woolas	5,500	72,000		––		––		––	77,500	[1]
Total	$134,566	$2,959,713		$(55,972)		$(2,504,584)		$(55,000)	$478,723

[1]	Director Compensation
[2]	Does not reflect payments applied as reduction to promissory note totaling $387,475, or payments applied as reduction to accrued interest on promissory note totaling $102,171.
[3]	Does not reflect payment applied as a reduction to promissory note in the amount of $55,000.
[4]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,500.
[5]	Includes profit participation in the amount of $51,093, and payment of profit participation of $26,986.
[6]	Does not reflect payments applied as reduction to promissory note totaling $30,000.
[7]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,000.

During the year ended December 31, 2019, $3,281 in operating expenses were paid by officers/directors and beneficial shareholders for the Company; no cash loans were made by officers/directors and beneficial shareholders to the Company; and $3,587 in repayments were made; for a net decrease in reimbursable expenses/cash advances in the amount of $306.  As of December 31, 2019, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $119,433; Mr. John Macey in the amount of $5,022; and Mr. William B. Nesbitt in the amount of $8,215; for a total reimbursable expenses/cash advances owed to related parties in the amount of $152,400, as follows:

		For the year ended December 31, 2019
	Balance	Expenses paid by	Cash	Repayments to	Balance
	December 31, 2018	Related Party	Loans to Company	Related Party	December 31, 2019
E. William Withrow Jr.	$19,730	$––	$––	$––	$19,730
Calli R. Bucci	116,152	3,281	––	––	119,433
John Macey	5,022	––	––	––	5,022
William B. Nesbitt	8,215	––	––	––	8,215
Huntington Chase, LLC	3,587	1,215	100	(4,902)	––
Total	$152,706	$4,496	$100	$(4,902)	$152,400

During the years ended December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, operating expenses paid by officers/directors and beneficial shareholders for the Company increased by $5,275; no cash loans made were made by officers/directors and beneficial shareholders to the Company; cash repayments were made in the amount of $115,679; and $5,022 was reclassified to non-related party accounts payable; for a net decrease in reimbursable expenses/cash advances in the amount of $115,426.  As of December 31, 2022, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $9,029; and Mr. William B. Nesbitt in the amount of $8,215; for a total reimbursable expenses/cash advances owed to related parties in the amount of $36,974, as follows:

		January 1, 2020, through December 31, 2022
	Balance	Expenses paid by	Cash	Repayments to	To Non-Related	Balance
	December 31, 2019	Related Party	Loans to Company	Related Party	Party Payable	December 31, 2022
E. William Withrow Jr.	$19,730	$––	$––	$––	$––	$19,730
Calli R. Bucci	119,433	5,275	––	(115,679)	––	9,029
John Macey	5,022	––	––	––	(5,022)	––
William B. Nesbitt	8,215	––	––	––	––	8,215
Total	$152,400	$5,275	$––	$(115,679)	$(5,022)	$36,974

Summary

As of December 31, 2019, affiliates and related parties were due a total of $4,262,974, which is comprised of promissory notes to related parties, net of unamortized discounts of $756,453, in the amount of $3,976,008, accrued compensation in the amount of $134,566, and reimbursed expenses/cash advances to the Company in the amount of $152,400, for a net decrease of $292,008. During the year ended December 31, 2019, promissory notes to related parties decreased by $1,559,756, unamortized discounts increased by $756,453, accrued compensation decreased by $510,989, and reimbursable expenses/cash advances decreased by $306.

During the year ended December 31, 2019, promissory notes to related parties, net of unamortized discounts, decreased by $803,303 as a result of an increase in accrued compensation owed to related parties in the amount of $1,465,261 converted to convertible promissory notes; $50,000 in cash loans to the Company; $110,995 converted from non-related party accrued compensation; $66,500 in cash repayments; and an increase in unamortized discount in the amount of $756,453.

During the year ended December 31, 2019, $959,772 in accrued compensation was accrued; $1,465,261 was converted into convertible promissory notes; and $5,500 was paid; for a net decrease in accrued compensation in the amount of $510,989.

During the year ended December 31, 2019, reimbursable expenses/cash advances owed to related parties decrease by $306 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $3,281; and repayments to related parties in the amount of $3,587.

During the year ended December 31, 2019, $176,428 in interest on related party loans was expensed; and $15,339 was paid to the note holder. As of December 31, 2019, $707,414 in accrued interest on related party loans has been accrued.

During the years ended December 31, 2020, through December 31, 2022, and as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

As of December 31, 2022, affiliates and related parties are due a total of $6,004,868, which is comprised of promissory notes to related parties, net of unamortized discounts of $310,878, in the amount of $5,489,171, accrued compensation in the amount of $478,723, and reimbursed expenses/cash advances to the Company in the amount of $36,974. During the years ended December 31, 2020, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,513,163, accrued compensation increased by $344,157, and reimbursable expenses/cash advances decreased by $115,426, for a net increase of $1,741,894.

During the years ended December 31, 2020, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,513,163 as a result of $426,464 reclassified to non-related party transactions; $2,504,584 converted from accrued compensation; an increase in discounts resulting from beneficial conversion features of $295,647; a decrease in unamortized discount of $741,222; $521,557 converted to Common Stock; and payments to related parties in the amount of $488,975.

During the years ended December 31, 2020, through December 31, 2022, $2,959,713 in related party compensation was accrued, of which $2,504,584 was converted into convertible promissory notes; $55,000 was reclassified to non-related party transactions; and payments to related parties were made in the amount of $55,972; for a net increase in related party accrued compensation in the amount of $344,157.

During the years ended December 31, 2020, through December 31, 2022, reimbursable expenses/cash advances owed to related parties decreased by $115,426 as a result of expenses paid by related parties on behalf the Company in the amount of $5,275; repayments to related parties in the amount of $115,679; and $5,022 reclassified to non-related party transactions.

During the years ended December 31, 2020, through December 31, 2022, $791,813 in interest on related party loans was expensed, $107,813 in interest payments were made to related parties, $716,694 was converted to Common Stock, and $62,880 in accrued interest was reclassified to non-related party accrued interest, for a net decrease in accrued interest on related party loans in the amount of $95,574. As of December 31, 2022, $611,840 in accrued interest on related party loans has been accrued.

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

As of December 31, 2019, the Company acted with eight directors, consisting of Mr. Clive Oosthuizen, Ms. Calli R. Bucci, Mr. John L. Ogden, Mr. E. William Withrow, Jr., Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas, and Mr. David Rocke.  The Company determined that Mr. John L. Ogden, Mr. William B. Nesbitt, Dr. Martin A. Blake, and Mr. Philip J. Woolas were “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2019 and 2018, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2019	December 31, 2018
Audit Fees	$32,000	$32,000
Audit Related Fees	––	––
Tax Fees	––	––
All Other Fees	––	––
Total	$32,000	$32,000

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