Form 10-Q
period 2020-03-31
ENIGMA-BULWARK, LTD
filed 2023-06-15
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2020, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2019, on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$249,861	$102,585
Accounts receivable	124,346	194,701
Prepaid expenses	4,062	5,384
Total current assets	378,269	302,670

Non-current assets
Investment in securities	1,207	1,207
Property and equipment, net	120	238
Intangible assets, net	29,166	29,566
Other assets	7,100	5,800
Total non-current assets	37,593	36,811

TOTAL ASSETS	$415,862	$339,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,183,380	$2,044,550
Notes and loans payable	169,605	169,605
Note payable, related party, net of unamortized discount	20,501	20,204
Note payable, convertible	500,000	500,000
Notes payable, convertible, related party, net of unamortized discount	1,194,738	1,099,247
Related party payables	338,542	286,966
Total current liabilities	4,406,766	4,120,572

Long-term liabilities
Note payable, convertible	426,464	--
Notes and convertible notes payable, related party, net of unamortized discount	2,502,284	2,856,556
Total long-term liabilities	2,928,748	2,856,556
Total liabilities	7,335,514	6,977,128

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 108,239,317 issued and outstanding as of March 31, 2020, and December 31, 2019	108,239	108,239
Additional paid in capital	12,529,723	12,404,190
Subscriptions receivable	(5,000)	(5,000)
Accumulated deficit	(19,548,462)	(19,140,924)
Accumulated comprehensive income	(4,152)	(4,152)
Total stockholders' deficit	(6,919,652)	(6,637,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$415,862	$339,481

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2020	March 31, 2019

Revenue	$494,138	$--
Cost of sales	371,743	--
Gross profit	122,395	--

General and administrative expenses	412,307	155,311

Operating loss	(289,912)	(155,311)

Other expenses
Interest expense	(73,550)	(53,858)
Discount amortization	(44,076)	--
Total other expenses	(117,626)	(53,858)

Net loss	(407,538)	(209,169)

Comprehensive loss
Unrealized loss on securities	--	(1,206)

Net comprehensive loss	--	(1,206)

Net loss and comprehensive loss	$(407,538)	$(210,375)

Net loss per share - basic and diluted	$(0.004)	$(0.003)

Weighted average common shares outstanding - basic and diluted	108,239,317	76,410,531

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the three months ended March 31, 2019
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,370	$(7,000)	$(17,418,034)	$(2,946)	$(6,293,228)

Amortization of restricted stock award			750

Net loss					(209,169)	(1,206)	(210,375)

Equity Balance, March 31, 2019	77,382,753	$77,382	$11,058,120	$(7,000)	$(17,627,203)	$(4,152)	$(6,502,853)

	For the three months ended March 31, 2020
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2019	108,239,317	$108,239	$12,404,190	$(5,000)	$(19,140,924)	$(4,152)	$(6,637,647)

Beneficial conversion feature on related party convertible debt			124,731				124,731

Amortization of restricted stock award			750				750

Amortization of stock options			52				52

Net loss					(407,538)		(407,538)

Equity Balance, March 31, 2020	108,239,317	$108,239	$12,529,723	$(5,000)	$(19,548,462)	$(4,152)	$(6,919,652)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2020	March 31, 2019
Cash flow from operating activities:
Net loss and comprehensive loss	$(407,538)	$(210,375)
Comprehensive loss	--	(1,206)
Net loss	(407,538)	(209,169)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation/amortization of deferred compensation	802	750
Accruals converted to related party loans	251,635	60,000
Depreciation and amortization	518	518
Discount amortization	44,076	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	70,355	--
Decrease in prepaid expenses	1,322	--
Increase in deposits	(1,300)	--
Increase in accounts payable and accrued expenses	138,830	70,016
Increase in related party payables	51,576	77,885
Net cash provided by operating activities	150,276	--

Cash flow from financing activities:
Repayment of convertible promissory note, related party	(3,000)	--
Net cash used by financing activities	(3,000)	--

Net increase in cash	147,276	--

Cash - beginning of period	102,585	--

Cash - end of period	$249,861	$--

NONCASH ACTIVITIES
Fair value of beneficial conversion feature of convertible promissory notes	$124,731	$--
Conversion of related party payable to related party convertible promissory note	$251,635	$60,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,818	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020, AND DECEMBER 31, 2019

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements have been omitted.

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

As of March 31, 2020, the Company was structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation, and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc.{“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $407,538, an accumulated deficit of $19,548,462, and a working capital deficit of $4,028,497 as of March 31, 2020, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

As of March 31, 2020, and December 31, 2019, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of March 31, 2020, and December 31, 2019, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts from customers of the Company’s security services.  Charges to bad debt are based on both historical write-offs and specifically identified receivables. As of March 31, 2020, and December 31, 2019, no allowance for doubtful accounts was established.

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at March 31, 2020, and December 31, 2019.

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

The Company’s revenue is generated from customer contracts for its security services operations.  As of March 31, 2020, the Company has not generated revenues from the commercialization of its intellectual properties.

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

As of March 31, 2020, the Company had not yet filed its 2013 through 2019 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the three months ended March 31, 2020 and 2019, respectively, other comprehensive losses of $0 and $1,206 have been recognized.  As of March 31, 2020 and 2019, respectively, other comprehensive losses of $4,152 and $4,152 has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, March 31, 2019	$6,703	$(10,855)	$(4,152)

Balance, December 31, 2019	$6,703	$(10,855)	$(4,152)
Gain (loss)	--	--	--
Balance, March 31, 2020	$6,703	$(10,855)	$(4,152)

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

Not Yet Adopted:

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

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  ASU 2020-01 clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for the Company for annual periods beginning after December 15, 2020, and interim periods.  Early adoption is permitted.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of March 31, 2020, and December 31, 2019, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the three months ended March 31, 2020 and 2019, respectively, $0 and $1,206 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of March 31, 2020, and December 31, 2019, respectively, $10,855 and $10,855 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $1,207.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2020	December 31, 2019
Office equipment	$2,362	$2,362
Accumulated depreciation	(2,242)	(2,124)
Property and equipment, net	$120	$238

During the three months ended March 31, 2020 and 2019, respectively, $118 and $118 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2020	December 31, 2019
Intellectual property	$31,500	$31,500
Accumulated amortization	(2,334)	(1,934)
Intellectual property, net	29,166	29,566

During the three months ended March 31, 2020 and 2019, respectively, $400 and $400 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31, 2020	December 31, 2019
Accounts payable-vendors	$754,484	$745,469
Accrued payroll and taxes	191,955	151,096
Accrued interest	1,175,212	1,110,480
Payroll taxes payable	200	--
Sales tax payable	46,120	36,726
Other liabilities	15,409	779

Total accounts payable and accrued expenses	$2,183,380	$2,044,550

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	March 31, 2020	December 31, 2019
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Sub-total	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total notes and loans payable, short-term	669,605	669,605

Notes payable, long-term, convertible	426,464	--
Total	$1,096,069	$669,605

Notes payable includes the following convertible promissory notes at March 31, 2020, and December 31, 2019:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]
John Macey	426,464	4	$0.25	12/31/2023

Total convertible notes payable	$926,464

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the three months ended March 31, 2020, and the year ended December 31, 2019, respectively, interest in the amount of $17,218 and $52,000 was expensed, and $62,880 and $0 was reclassified from related party interest. As of March 31, 2020, and December 31, 2019, respectively, interest in the amount of $483,164 and $403,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	March 31, 2020	December 31, 2019

Note payable, short term	$21,000	$21,000
Less: unamortized discount	(499)	(796)
	20,501	20,204

Notes payable, convertible, short-term	1,379,901	1,234,151
Less: unamortized discounts	(185,162)	(134,903)
	1,194,739	1,099,248

Notes payable, convertible, long-term	3,153,731	3,477,310
Less: unamortized discounts	(651,447)	(620,754)
	2,502,284	2,856,556
Total notes payable	3,717,524	3,976,008

Accrued compensation	191,164	134,566
Reimbursable expenses/cash advances payable	147,378	152,400
Total related party payable	338,542	289,068

Total related party transactions	$4,056,066	4,262,974

Related party notes payable consists of the following convertible notes payable at March 31, 2020, and December 31, 2019:

Description	Principal	Interest Rate	Conversion Price		Maturity Date

Short-term:
Huntington Chase Financial Group	$399,913	7	$0.05		1 year from demand	[1]
Huntington Chase LLC	340,000	5	$0.05		12/31/2023
William Nesbitt	85,817	5	$0.05		Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05		1 year from demand
David Rocke	100,000	5	20-day average	[3]	Funding	[2]
Michael Gabriele	160,416	5	20-day average	[3]	Funding	[2]
Clive Oosthuizen	105,000	5	$0.05		Funding	[2]
Total short-term	1,379,901

Long-term:
Huntington Chase Financial Group	1,123,000	5	$0.05		12/31/2021
E. William Withrow Jr.	893,256	5	$0.05		12/31/2021
Calli R. Bucci	737,670	5	$0.05		12/31/2024
Kyle W. Withrow	239,610	5	$0.05		12/31/2024
Yinuo Jiang	159,995	5	$0.05		12/31/2024
Total long-term	3,153,731

Total convertible notes payable	$4,533,632

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

[3] Shares issuable upon conversion not to exceed one percent (1%) of the Company’s issued and outstanding shares of Common Stock.  Effective conversion price at 03/31/2020 is $0.22 per share.

All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

As of March 31, 2020, and December 31, 2019, respectively, affiliates and related parties are due a total of $4,056,066 and $4,262,974, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $3,717,524 and $4,731,665; accrued compensation in the amount of $191,164 and $134,566; and reimbursable expenses/cash advances to the Company in the amount of $147,378 and $152,400; for a net increase (decrease) of ($206,908) and $292,008. During the three months ended March 31, 2020, and the year ended December 31, 2019, respectively, promissory notes to related parties increased (decreased) by ($177,829) and $1,559,756, unamortized discounts increased by $80,655 and $756,453, accrued compensation increased (decreased) by $56,598 and ($510,989), and reimbursable expenses/cash advances decreased by $5,022 and $306.

During the three months ended March 31, 2020, and the year ended December 31, 2019, respectively, promissory notes to related parties, net of unamortized discounts, increased (decreased) by ($258,484) and $803,303 as a result of an increase in accrued compensation owed to related parties in the amount of $251,635 and $1,465,261 converted to convertible promissory notes; $0 and $110,995 converted from non-related party accrued compensation; $426,464 and $0 reclassified to non-related party promissory notes; $0 and $50,000 in cash loans to the Company; $3,000 and $66,500 in cash repayments; and an increase in unamortized discount in the amount of $80,655 and $756,453.

During the three months ended March 31, 2020, and the year ended December 31, 2019, respectively, $363,233 and $959,772 in related party compensation was accrued, $251,635 and $1,465,261 was converted into convertible promissory notes; $55,000 and $0 was reclassified to non-related party accrued compensation; and $0 and $5,500 in cash payments were made; for a net increase (decrease) in accrued compensation in the amount of $56,598 and ($510,989).

During the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, reimbursable expenses/cash advances owed to related parties decreased by $5,022 and $306 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $0 and $3,281; repayments to related parties in the amount of $0 and $3,587; and $5,022 and $0 reclassified to non-related party accrued expenses.

During the three months ended March 31, 2020, and the year ended December 31, 2019, respectively, $56,333 and $190,808 in interest on related party loans was expensed; $62,880 and $0 was reclassified to non-related party accrued interest; and $8,818 and $15,339 was paid to the note holder. As of March 31, 2020, and December 31, 2019, respectively, $692,049 and $707,414 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

As of March 31, 2020, and December 31, 2019, the Company had 108,239,317 shares of Common Stock issued and outstanding.

NOTE 10. STOCK OPTIONS AND AWARDS

Stock Options

As of March 31, 2020 and December 31, 2019, the Company had 6,665,069 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.005	4,812,569	4.35	$24,063	$0.16
$0.05	1,250,000	4.40	62,500	$0.04
$0.10	500,000	3.80	50,000	$0.63
$3.20	102,500	1.05	328,000	$3.20
	6,665,069		$464,563	$1.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2019	6,665,069	$1.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at March 31, 2020	6,665,069	$120

During the three months ended March 31, 2020, and the year ended December 31, 2019, $52 and $28,017 in stock option amortization was expensed. There remained $28,381 and $28,433 in deferred stock option compensation at March 31, 2020 and December 31, 2019, respectively, to be expensed over the next twenty-seven (27) months.

Restricted Stock Awards

During the three months ended March 31, 2020, and the year ended December 31, 2019, respectively, 83,333 and 333,334 restricted stock awards vested, for which $750 and $3,000 in deferred stock compensation was expensed. As of March 31, 2020, and December 31, 2019, respectively, 500,000 and 583,333 shares remain to be vested, and $4,500 and $5,250 deferred stock compensation remains to be expensed over the next eighteen (18) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2018	916,667	$8,250
Granted	--	--
Vested	(333,334)	(3,000)
Forfeited/Canceled	--	--
Outstanding at December 31, 2019	583,333	5,250
Granted	--	--
Vested	(83,333)	(750)
Forfeited/Canceled	--	--
Outstanding at March 31, 2020	500,000	$4,500

NOTE 11. SEGMENT REPORTING

The Company currently operates with two (2) business segments: Security Services and Corporate/Intellectual Property.  The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Security Services [1]	Corporate/ Intellectual Property	Consolidated Totals
March 31, 2020
Revenue	$494,138	$--	$494,138
Gross profit	122,395	--	122,395
Operating income (loss)	64,691	(354,603)	(289,912)
Depreciation and amortization	--	518	518
Interest expense	--	73,550	73,550
Discount amortization	--	44,076	44,076
Unrealized losses	--	--	--
Total assets	378,665	37,197	415,862

March 31, 2019
Revenue	$--	$--	$--
Gross profit	--	--	--
Operating loss	--	(155,311)	(155,311)
Depreciation and amortization	--	518	518
Interest expense	--	53,858	53,858
Discount amortization	--	--	--
Unrealized losses	--	(1,206)	(1,206)
Total assets	--	38,365	38,365

[1] Security Services Segment commenced August 2019.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to March 31, 2020, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period April 1, 2020 to December 31, 2022, the Company increased its loans from related parties by $1,948,803, from a total of $4,056,066 at March 31, 2020, to $6,004,869 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,771,647, as a result of (i) $2,252,949 converted from accrued compensation, (ii) an increase in discounts resulting from beneficial conversion features of $170,916, (iii) a decrease in unamortized discount of $697,146, (iv) $521,557 converted to common stock, and (v) payments to related parties in the amount of $485,975; (b) an increase in accrued compensation of $287,559 as a result of (i) $2,596,480 in accrued compensation, of which $2,252,949 was converted into promissory notes, and (ii) payments to related parties in the amount of $55,972; and (c) a decrease in reimbursable expenses and cash advances to the Company of $110,403.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

Legal Proceedings:

On March 10, 2022, Mr. Michael Gabriele and Mr. David Rocke filed a lawsuit against the Company, as well as Enigma-Bulwark Risk Management, Inc., its wholly owned subsidiary (“EBRM”), Edward W. Withrow III, beneficial shareholder and consultant, Kyle W. Withrow, former Chief Executive Officer and President, and Calli Bucci, Chief Financial Officer and board member, in the United States District Court, Central District of California, for an amount exceeding $75,000. The Company is vigorously defending against this action, and has filed counterclaims that include possible fraud in the inducement and breach of contract committed by Mr. Michael Gabriele, former President of EBRM, and Mr. David Rocke, former consultant and board member. In March 2023, the lawsuit was committed to binding arbitration.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ending March 31, 2020, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of March 31, 2020, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of March 31, 2020, the Company had total assets of $415,862 compared with total assets of $339,481 at December 31, 2019. The increase in total assets of $76,381 is attributable to an increase in cash of $147,276, a decrease in accounts receivable of $70,355, a decrease in prepaid expenses of $1,322, depreciation of $118, amortization of $400, and an increase in other assets of $1,300.

As of March 31, 2020, the Company had total liabilities of $7,335,514 compared with total liabilities of $6,977,128 at December 31, 2019. The increase in total liabilities of $385,386 is attributable to an increase in accounts payable and accrued expenses of $138,830, an increase in related party notes payable of $297, an increase in related party payables of $51,576, an increase in convertible notes payable of $426,464, and a decrease in related party convertible notes payable of $258,781.

Results of Operations

Three months ended March 31, 2020, compared to three months ended March 31, 2019.

	For the three months ended
	March 31, 2020	March 31, 2019

Revenue	$494,138	$––

Cost of sales	$371,743	$––

Gross profit	$122,395	$––

General and administrative expenses	$412,307	$155,311

Operating loss	$(289,912)	$(155,311)

Interest expense	$(73,550)	$(53,858)

Discount amortization	$(44,076)	$––

Net loss	$(407,538)	$(209,169)

Net comprehensive loss	$––	$(1,206)

Net loss and comprehensive loss	$(407,538)	$(210,375)

Revenue

For the three months ended March 31, 2020, revenue in the amount of $494,138 consisted of sales resulting from the Company’s security services activities, which commenced in August 2019.

For the three months ended March 31, 2019, no revenue was generated.

At March 31, 2020, the Company had not yet generated revenues from the commercialization of its intellectual properties.

Cost of sales

For the three months ended March 31, 2020, cost of sales in the amount of $371,743 consisted of staffing and related labor costs resulting from the Company’s security services activities, which commenced in August 2019.

For the three months ended March 31,  2019, no const of sales were incurred.

At March 31, 2020, the Company had not yet incurred costs related to revenues from the commercialization of its intellectual properties.

General and Administrative Expenses

	For the three months ended
	March 31, 2020	March 31, 2019	Variances
Legal and accounting fees	$4,000	$4,000	$––
Management fees	363,233	149,885	213,348
Other staff and outside services	3,175	––	3,175
Stock compensation/amortization of deferred compensation	802	750	52
Depreciation and amortization	518	518	––
Rent expense	14,419	––	14,419
Office supplies and miscellaneous expenses	26,160	158	26,002
Total general and administrative expenses	$412,307	$155,311	$256,996

General and administrative expenses in the amount of $412,307 for the three months ended March 31, 2020, were comprised of $4,000 of legal and accounting fees, $363,233, $3,175 of other staff and outside services, $802 of stock compensation/amortization of deferred compensation of management fees, $518 of depreciation, rent expense of $14,419, and $26,120 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $155,311 for the three months ended March 31, 2019, were comprised of $4,000 of legal and accounting fees, $149,885 of management fees, $750 of stock compensation/amortization of deferred compensation, $518 of depreciation, and $158 of office overhead and other general and administrative expenses.

General and administrative expenses of $412,307 for the three months ended March 31, 2020, as compared to $155,311 for the three-month period ended March 31, 2019, resulted in an increase in general and administrative expenses for the current period of $256,996. The increase in general and administrative expenses of $256,996 was attributable to the following items:

•an increase in management fees of $213,348, due to additional management retained for security operations; and

•an increase in other staff and outside services of $3,175, due to administrative staff retained for security operations; and

•an increase in stock compensation/amortization of deferred compensation of $52, due to stock options granted in connection with additional management retained for security operations, resulting in an increase in stock option amortization of $52; and

•an increase in rent of $14,419, due to office space obtained in the current year for security operations; and

•an increase in other general and administrative expenses of $26,002, due to increases in insurance expense of $10,211, licenses and permits of $1,266, telephone of $1,343, travel of $10,206, and other office supplies and miscellaneous expenses of $2,976.

General and administrative expenses for the three months ended March 31, 2020 and 2019, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the three months ended March 31, 2020, the Company incurred a net loss of $407,538, compared with a net loss of $209,169 for the three months ended March 31, 2019. The increase in net loss of $198,369 is attributable to an increase in revenue of $494,138, an increase in cost of goods sold of $371,743, an increase in general and administrative expenses of $256,996, an increase in interest expense of $19,692, and an increase in discount amortization of $44,076.

During the three months ended March 31, 2020, the Company incurred no net comprehensive loss, compared with a net comprehensive loss of $1,206 for the three months ended March 31, 2019.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital Deficit
	March 31, 2020	December 31, 2019	Increase (decrease)
Current assets	$378,269	$302,670	$75,599
Current liabilities	4,406,766	4,120,572	286,194
Working capital (deficit)	$(4,028,497)	$(3,817,902)	$210,595

As of March 31, 2020, the Company had $249,861 in cash compared to $102,585 at December 31, 2019.

The Company had a working capital deficit of $4,028,497 at March 31, 2020, compared to a working capital deficit of $3,817,902 at December 31, 2019.  The increase in working capital deficit of $210,595 is primarily attributable to increases in cash of $147,276, accounts payable and accrued expenses of $138,830, related party note payable of $297, related party convertible notes payable of $95,491, and related party payable of $51,576; and decreases in accounts receivable of $70,355, and prepaid expenses of $1,322.

Cash Flows	For the three months ended
	March 31, 2020	March 31, 2019	Increase (decrease)
Net cash provided by operating activities	$150,276	$––	$150,276
Net cash provided by investing activities	––	––	––
Net cash used by financing activities	(3,000)	––	3,000
Net change in cash	$147,276	$––	$147,276

Cash Flows from Operating Activities

During the three months ended March 31, 2020, the Company was provided with $150,276 in cash flow from operating activities compared to none for the three months ended March 31, 2019. The increase in cash provided by operating activities is primarily attributable to an increase in the net loss from operations of $198,369; an increase in stock compensation/stock option amortization of $52; in accruals converted to related party loans of $191,635; an increase in discount amortization of $44,076; increases in the changes in accounts receivable of $70,355, prepaid expenses of $1,322, and accounts payable and accrued expenses of $68,814; and decreases in the changes in other assets of $1,300 and related party payables of $26,309.

Cash Flows from Investing Activities

During the three months ended March 31, 2020 and 2019, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, the Company used $3,000 in cash flows from financing activities, compared to none for the three months ended March 31, 2019.  The increase in cash used by financing activities is primarily attributable to an increase in cash repayments on related party convertible notes payable of $3,000.

As of March 31, 2020, affiliates and related parties are due a total of $4,056,066, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $3,717,524; accrued compensation in the amount of $191,164; and reimbursable expenses/cash advances to the Company in the amount of $147,378; for a net decrease of $206,908. During the three months ended March 31, 2020, promissory notes to related parties, net of unamortized discounts, decreased by $258,484, accrued compensation increased by $56,598, and reimbursable expenses/cash advances decreased by $5,022.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share, or the 20-day average trading price.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $407,538, an accumulated deficit of $19,548,462, and a working capital deficit of $4,028,497, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2020, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2020, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company, except for the following:

Disputes with Former Executives:

On March 10, 2022, Mr. Michael Gabriele and Mr. David Rocke filed a lawsuit against the Company, as well as Enigma-Bulwark Risk Management, Inc., its wholly owned subsidiary (“EBRM”), Edward W. Withrow III, beneficial shareholder and consultant, Kyle W. Withrow, former Chief Executive Officer and President, and Calli Bucci, Chief Financial Officer and board member, in the United States District Court, Central District of California, for an amount exceeding $75,000. The Company is vigorously defending against this action, and has filed counterclaims that include possible fraud in the inducement and breach of contract committed by Mr. Michael Gabriele, former President of EBRM, and Mr. David Rocke, former consultant and board member. In March 2023, the lawsuit was committed to binding arbitration.

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

ENIGMA-BULWARK, LTD.

Dated: June 15, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and CEO

Dated: June 15, 2023	/s/ Calli Bucci
Calli Bucci
Chief Financial Officer