Form 10-Q
period 2020-09-30
ENIGMA-BULWARK, LTD
filed 2023-06-16
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

136,591,547 common shares issued and outstanding as of May 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2020, form part of this quarterly report. They are stated in United States Dollars (US$), and are prepared in accordance with United States generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included thereto for the year ended December 31, 2019, on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2023.

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$152,190	$102,585
Accounts receivable	122,242	194,701
Prepaid expenses	3,880	5,384
Total current assets	278,312	302,670

Non-current assets
Investment in securities	1,207	1,207
Property and equipment, net	--	238
Intangible assets, net	28,366	29,566
Other assets	7,100	5,800
Total non-current assets	36,673	36,811

TOTAL ASSETS	$314,985	$339,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,361,132	$2,044,550
Notes and loans payable	169,605	169,605
Notes payable, related party, net of unamortized discount	21,000	20,204
Notes payable, convertible	500,000	500,000
Notes payable, convertible, related party	1,383,076	1,099,247
Related party payables	400,238	286,966
Total current liabilities	4,835,051	4,120,572

Long-term liabilities
Notes and convertible notes payable	426,464	--
Notes and convertible notes payable, related party	2,698,892	2,856,556
Total long-term liabilities	3,125,356	2,856,556
Total liabilities	7,960,407	6,977,128

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 108,239,317 issued and outstanding as of September 30, 2020, and December 31, 2019	108,239	108,239
Additional paid in capital	12,697,635	12,404,190
Subscriptions receivable	(5,000)	(5,000)
Accumulated deficit	(20,442,144)	(19,140,924)
Accumulated comprehensive income	(4,152)	(4,152)
Total stockholders' deficit	(7,645,422)	(6,637,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$314,985	$339,481

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$314,736	$106,297	$1,103,088	$106,297
Cost of sales	272,036	94,295	899,474	94,295
Gross profit	42,700	12,002	203,614	12,002

General and administrative expenses	349,003	439,772	1,102,595	806,211

Operating loss	(306,303)	(427,770)	(898,981)	(794,209)

Other expenses
Interest expense	(79,797)	(60,520)	(232,243)	(169,582)
Discount amortization	(70,999)	(94)	(169,996)	(94)
Total other expenses	(150,796)	(60,614)	(402,239)	(169,676)

Net loss	(457,099)	(488,384)	(1,301,220)	(963,885)

Comprehensive loss
Unrealized loss on securities	--	--	--	(1,206)

Net comprehensive loss	--	--	--	(1,206)

Net loss and comprehensive loss	$(457,099)	$(488,384)	$(1,301,220)	$(965,091)

Net loss per share - basic and diluted	$(0.004)	$(0.006)	$(0.012)	$(0.012)

Weighted average common shares outstanding - basic and diluted	108,239,317	83,790,500	108,239,317	79,221,627

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the nine months ended September 30, 2019
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,370	$(7,000)	$(17,418,034)	$(2,946)	$(6,293,228)

Amortization of restricted stock award			750				750

Net loss					(209,169)	(1,206)	(210,375)

Equity Balance, March 31, 2019	77,382,753	77,382	11,058,120	(7,000)	(17,627,203)	(4,152)	(6,502,853)

Amortization of restricted stock award			750				750

Amortization of stock options			4,652				4,652

Net loss					(266,332)		(266,332)

Equity Balance, June 30, 2019	77,382,753	77,382	11,063,522	(7,000)	(17,893,535)	(4,152)	(6,763,783)

Grant of stock award for services-officers/directors	13,544,000	13,544	121,896	(210)			135,230

Exercise of stock options-officers/directors	4,010,470	4,011	16,042				20,053

Amortization of restricted stock award			750				750

Amortization of stock options			18,661				18,661

Subscriptions received				3,500			3,500

Net loss					(488,384)		(488,384)

Equity Balance, September 30, 2019	94,937,223	$94,937	$11,220,871	$(3,710)	$(18,381,919)	$(4,152)	$(7,073,973)

	For the nine months ended September 30, 2020
	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2019	108,239,317	$108,239	$12,404,190	$(5,000)	$(19,140,924)	$(4,152)	$(6,637,647)

Beneficial conversion feature on related party convertible debt			124,731				124,731

Amortization of restricted stock award			750				750

Amortization of stock options			52				52

Net loss					(407,538)		(407,538)

Equity Balance, March 31, 2020	108,239,317	108,239	12,529,723	(5,000)	(19,548,462)	(4,152)	(6,919,652)

Beneficial conversion feature on related party convertible debt			166,308				166,308

Amortization of restricted stock award			750				750

Amortization of stock options			52				52

Net loss					(436,583)		(436,583)

Equity Balance, June 30, 2020	108,239,317	108,239	12,696,833	(5,000)	(19,985,045)	(4,152)	(7,189,125)

Amortization of restricted stock award			750				750

Amortization of stock options			52				52

Net loss					(457,099)		(457,099)

Equity Balance, September 30, 2020	108,239,317	$108,239	$12,697,635	$(5,000)	$(20,442,144)	$(4,152)	$(7,645,422)

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2020	September 30, 2019
Cash flow from operating activities:
Net loss and comprehensive loss	$(1,301,220)	$(965,091)
Comprehensive loss	--	(1,206)
Net loss	(1,301,220)	(963,885)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock compensation/amortization of deferred compensation	2,406	147,459
Accruals converted to related party loans	757,405	205,000
Depreciation and amortization	1,438	1,554
Discount amortization	169,996	94
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	72,459	(76,097)
(Increase) decrease in prepaid expenses	1,504	(6,706)
Increase in deposits	(1,300)	--
Increase in accounts payable and accrued expenses	316,582	252,541
Increase in related party payables	113,272	393,015
Net cash provided (used) by operating activities	132,542	(47,025)

Cash flow from financing activities:
Proceeds from related party promissory notes	--	50,000
Proceeds from issuance of common stock	--	36,887
Repayment of convertible notes payable, related party	(82,937)	--
Net cash provided (used) by financing activities	(82,937)	86,887

Net increase in cash	49,605	39,862

Cash - beginning of period	102,585	--

Cash - end of period	$152,190	$39,862

NONCASH ACTIVITIES
Imputed interest on related party promissory note	$--	$1,190
Fair value of beneficial conversion feature of convertible promissory notes	$291,039	$--
Conversion of related party payable to related party convertible promissory note	$757,405	$205,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,610	$13,912
Income taxes paid	$--	$--

The accompanying notes are an integral part of these quarterly consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

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

As of September 30, 2020, the Company was structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation, and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc.{“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $1,301,220, an accumulated deficit of $20,442,144, and a working capital deficit of $4,556,739 as of September 30, 2020, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

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

Fair Value of Financial Instruments

As of September 30, 2020, and December 31, 2019, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value. The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs. Certain Level 3 instruments may also be based on sales prices of similar assets. The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. As of September 30, 2020, and December 31, 2019, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts from customers of the Company’s security services.  Charges to bad debt are based on both historical write-offs and specifically identified receivables. As of September 30, 2020, and December 31, 2019, no allowance for doubtful accounts was established.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at September 30, 2020, and December 31, 2019.

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

The Company’s revenue is generated from customer contracts for its security services operations.  As of September 30, 2020, the Company has not generated revenues from the commercialization of its intellectual properties.

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

As of September 30, 2020, the Company had not yet filed its 2013 through 2019 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes are due for these periods.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the nine months ended September 30, 2020 and 2019, respectively, other comprehensive losses of $0 and $1,206 have been recognized.  As of September 30, 2020 and 2019, respectively, other comprehensive losses of $4,152 and $4,152 has been accumulated. The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, September 30, 2019	$6,703	$(10,855)	$(4,152)

Balance, December 31, 2019	$6,703	$(10,855)	$(4,152)
Gain (loss)	--	--	--
Balance, September 30, 2020	$6,703	$(10,855)	$(4,152)

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

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity with a focus on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company for annual periods beginning after December 15, 2023, and interim periods.  Early adoption is permitted. but no earlier than fiscal years beginning after December 15, 2020, including interim periods.  The Company is currently evaluating the impact of the application of this accounting standard update on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Updates:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENT IN SECURITIES

As of September 30, 2020, and December 31, 2019, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC: AZFL) common stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the nine months ended September 30, 2020 and 2019, respectively, $0 and $1,206 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of September 30, 2020, and December 31, 2019, respectively, $10,855 and $10,855 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $1,207.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2020	December 31, 2019
Office equipment	$2,362	$2,362
Accumulated depreciation	(2,362)	(2,124)
Property and equipment, net	$--	$238

During the nine months ended September 30, 2020 and 2019, respectively, $238 and $236 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	March 31, 2020	December 31, 2019
Intellectual property	$31,500	$31,500
Accumulated amortization	(3,134)	(1,934)
Intellectual property, net	28,366	29,566

During the nine months ended September 30, 2020 and 2019, respectively, $1,200 and $1,200 in amortization was expensed.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	September 30, 2020	December 31, 2019
Accounts payable-vendors	$766,117	$745,469
Accrued payroll and taxes	206,723	151,096
Accrued interest	1,323,858	1,110,480
Payroll taxes payable	3,356	--
Sales tax payable	43,778	36,726
Other liabilities	17,300	779

Total accounts payable and accrued expenses	$2,361,132	$2,044,550

NOTE 7. NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	September 30, 2020	December 31, 2019
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Sub-total	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total notes and loans payable, short-term	669,605	669,605

Notes payable, long-term, convertible	426,464	--
Total	$1,096,069	$669,605

Notes payable includes the following convertible promissory notes at September 30, 2020, and December 31, 2019:

Description	Principal	Interest Rate (%)	Conversion Rate	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]
John Macey	426,464	4	$0.25	12/31/2023

Total convertible notes payable	$926,464

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, interest in the amount of $51,842 and $52,000 was expensed; and $62,880 and $0 was reclassified from related party interest. As of September 30, 2020, and December 31, 2019, respectively, interest in the amount of $517,788 and $403,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

NOTE 8. RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	September 30, 2020	December 31, 2019

Note payable, short term	$21,000	$21,000
Less: unamortized discount	--	(796)
	21,000	20,204

Notes payable, convertible, short-term	1,599,964	1,234,151
Less: unamortized discounts	(216,887)	(134,903)
	1,383,077	1,099,248

Notes payable, convertible, long-term	3,359,501	3,477,310
Less: unamortized discounts	(660,609)	(620,754)
	2,698,892	2,856,556
Total notes payable, net of unamortized discounts	4,102,969	3,976,008

Accrued compensation	255,360	134,566
Reimbursable expenses/cash advances payable	144,878	152,400
Total related party payable	400,238	289,068

Total related party transactions	$4,503,207	4,262,974

Related party notes payable consists of the following convertible notes payable at September 30, 2020, and December 31, 2019:

Description	Principal	Interest Rate	Conversion Price		Maturity Date

Short-term:
Huntington Chase Financial Group	$324,976	7	$0.05		1 year from demand	[1]
Huntington Chase LLC	460,000	5	$0.05		12/31/2023
William Nesbitt	85,817	5	$0.05		Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05		1 year from demand
David Rocke	100,000	5	20-day average	[3]	Funding	[2]
Michael Gabriele	242,916	5	20-day average	[3]	Funding	[2]
Clive Oosthuizen	197,500	5	$0.05		Funding	[2]
Total short-term	1,599,964

Long-term:
Huntington Chase Financial Group	1,123,000	5	$0.05		12/31/2021
E. William Withrow Jr.	893,256	5	$0.05		12/31/2021
Calli R. Bucci	812,670	5	$0.05		12/31/2024
Kyle W. Withrow	320,580	5	$0.05		12/31/2024
Yinuo Jiang	209,995	5	$0.05		12/31/2024
Total long-term	3,359,501

Total convertible notes payable	$4,959,465

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

[3] Shares issuable upon conversion not to exceed one percent (1%) of the Company’s issued and outstanding shares of Common Stock.  Effective conversion price at 09/30/2020 is $0.10-$0.23 per share.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

As of September 30, 2020, and December 31, 2019, respectively, affiliates and related parties are due a total of $4,503,207 and $4,262,974, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $4,102,969 and $3,976,008; accrued compensation in the amount of $255,360 and $134,566; and reimbursable expenses/cash advances to the Company in the amount of $144,878 and $152,400; for a net increase of $240,233 and $292,008. During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, promissory notes to related parties increased by $248,004 and $1,559,756, unamortized discounts increased by $121,043 and $756,453, accrued compensation increased (decreased) by $120,794 and ($510,989), and reimbursable expenses cash advances decreased by $7,522 and $306.

During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, promissory notes to related parties, net of unamortized discounts, increased by $126,961 and $803,303, as a result of an increase in accrued compensation owed to related parties in the amount of $757,405 and $1,465,261 converted to convertible promissory notes; $0 and $110,995 converted from non-related party accrued compensation; $426,464 and $0 reclassified to non-related party promissory notes; $0 and $50,000 in cash loans to the Company; $82,937 and $66,500 in cash repayments; and an increase (decrease) in unamortized discount in the amount of $121,043 and $756,453.

During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, $987,171 and $959,772 in related party compensation was accrued, $757,405 and $1,465,261 was converted into convertible promissory notes; $55,000 and $0 was reclassified to non-related party accrued compensation; and $53,972 and $5,500 in cash payments were made; for a net increase (decrease) in accrued compensation in the amount of $120,794 and ($510,989).

During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, reimbursable expenses/cash advances owed to related parties decreased by $7,522 and $306 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $500 and $3,281; repayments to related parties in the amount of $3,000 and $3,587; and $5,022 and $0 reclassified to non-related party accrued expenses.

During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, $178,147 and $176,428 in interest on related party loans was expensed; $62,880 and $0 was reclassified to non-related party accrued interest; and $16,610 and $15,339 was paid to the note holder. As of September 30, 2020, and December 31, 2019, respectively, $806,071 and $707,414 in interest on related party loans has been accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

NOTE 9. CAPITAL STOCK

The total number of authorized shares of common stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

As of September 30, 2020, and December 31, 2019, the Company had 108,239,317 shares of Common Stock issued and outstanding.

NOTE 10. STOCK OPTIONS AND AWARDS

Stock Options

As of September 30, 2020, and December 31, 2019, the Company had 6,665,069 stock options issued and outstanding.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.005	4,812,569	3.85	$24,063	$0.16
$0.05	1,250,000	3.90	62,500	$0.04
$0.10	500,000	3.30	50,000	$0.63
$3.20	102,500	0.55	328,000	$3.20
	6,665,069		$464,563	$1.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at December 31, 2019	6,665,069	$1.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at September 30, 2020	6,665,069	$1.20

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

During the nine months ended September 30, 2020, and the year ended December 31, 2019, $156 and $28,017 in stock option amortization was expensed. There remained $28,277 and $28,433 deferred stock option compensation at September 30, 2020, and December 31, 2019, respectively, to be expensed over the next twenty-one (21) months.

Restricted Stock Awards

During the nine months ended September 30, 2020, and the year ended December 31, 2019, respectively, 250,000 and 333,334 restricted stock awards vested, for which $2,250 and $3,000 in deferred stock compensation was expensed. As of September 30, 2020, and December 31, 2019, respectively, 333,333 and 583,333 shares remain to be vested, and $3,000 and $5,250 deferred stock compensation remains to be expensed over the next twelve (12) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2018	916,667	$8,250
Granted	--	--
Vested	(333,334)	(3,000)
Forfeited/Canceled	--	--
Outstanding at December 31, 2019	583,333	5,250
Granted	--	--
Vested	(250,000)	(2,250)
Forfeited/Canceled	--	--
Outstanding at September 30, 2020	333,333	$3,000

NOTE 11. SEGMENT REPORTING

The Company currently operates with two (2) business segments: Security Services and Corporate/Intellectual Property.  The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Security Services [1]	Corporate/ Intellectual Property	Consolidated Totals
September 30, 2020
Revenue	$1,103,088	$--	$1,103,088
Gross profit	203,614	--	203,614
Operating income (loss)	83,739	(982,720)	(898,981)
Depreciation and amortization	--	1,438	1,438
Interest expense	2,254	229,989	232,243
Discount amortization	--	169,996	169,996
Unrealized losses	--	--	--
Total assets	272,227	42,758	314,985

September 30, 2019
Revenue	$106,297	$--	$106,297
Gross profit	12,002	--	12,002
Operating loss	(4,996)	(789,214)	(794,210)
Depreciation and amortization	--	1,554	1,554
Interest expense	3,952	165,630	169,582
Discount amortization	--	94	94
Unrealized losses	--	(1,206)	(1,206)
Total assets	104,584	55,410	159,994

[1] Security Services Segment commenced August 2019.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to September 30, 2020, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period July 1, 2020, to December 31, 2022, the Company increased its loans from related parties by $1,501,681, from a total of $4,503,207 at September 30, 2020, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,386,202, as a result of i) $1,747,179 converted from accrued compensation, (ii) an increase in discounts resulting from beneficial conversion features of $4,608,  (iii) a decrease in unamortized discount of $571,226, (iv) $521,557 converted to common stock, and (v) payments to related parties in the amount of $406,038; (b) an increase in accrued compensation of $223,363 as a result of (i) $1,972,542 in accrued compensation, of which $1,747,179 was converted into promissory notes, and (ii) payments to related parties in the amount of $2,000; and (c) a decrease in reimbursable expenses and cash advances to the Company of $107,904. All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements for the nine months ending September 30, 2020, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of September 30, 2020, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of September 30, 2020, the Company had total assets of $314,985 compared with total assets of $339,481 at December 31, 2019. The decrease in total assets of $24,496 is attributable to an increase in cash of $49,605, a decrease in accounts receivable of $72,459, a decrease in prepaid expenses of $1,504, depreciation of $238, amortization of $1,200, and an increase in other assets of $1,300.

As of September 30, 2020, the Company had total liabilities of $7,960,407 compared with total liabilities of $6,977,128 at December 31, 2019. The increase in total liabilities of $983,279 is attributable to an increase in accounts payable and accrued expenses of $316,582, an increase in related party notes payable of $796, an increase in related party payables of $113,272, an increase in convertible notes payable of $426,464, and an increase in related party convertible notes payable of $126,165.

Results of Operations

Three and nine months ended September 30, 2020, compared to three and nine months ended September 30, 2019.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$314,736	$106,297	$1,103,088	$106,297

Cost of sales	$272,036	$94,295	$899,474	$94,295

Gross profit	$42,700	$12,002	$203,614	$12,002

General and administrative expenses	$349,003	$439,772	$1,102,595	$806,211

Operating loss	$(306,303)	$(427,770)	$(898,981)	$(794,209)

Interest expense	$(79,797)	$(60,520)	$(232,243)	$(169,582)

Discount amortization	$(70,999)	$(94)	$(169,996)	$(94)

Net loss	$(457,099)	$(488,384)	$(1,301,220)	$(96,885)

Net comprehensive loss	$––	$––	$––	$(1,206)

Net loss and comprehensive loss	$(457,099)	$(488,384)	$(1,301,220)	$(965,091)

Revenue

For the three months ended September 30, 2020, revenue in the amount of $314,736 consisted of sales resulting from the Company’s security services activities.

For the three months ended September 30, 2019, revenue in the amount of $106,297 consisted of sales resulting from the Company’s security services activities, which commenced in August 2019.

For the nine months ended September 30, 2020, revenue in the amount of $1,103,088 consisted of sales resulting from the Company’s security services activities.

For the nine months ended September 30, 2019, revenue in the amount of $106,297 consisted of sales resulting from the Company’s security services activities, which commenced in August 2019.

At September 30, 2020, the Company had not yet generated revenues from the commercialization of its intellectual properties.

Cost of sales

For the three months ended September 30, 2020, cost of sales in the amount of $272,036 consisted of staffing and related labor costs resulting from the Company’s security services activities.

For the three months ended September 30, 2019, cost of sales in the amount of $94,295 consisted of staffing and related labor costs resulting from the Company’s security services activities, which commenced in August 2019.

For the nine months ended September 30, 2020, cost of sales in the amount of $899,474 consisted of staffing and related labor costs resulting from the Company’s security services activities.

For the nine months ended September 30, 2019, cost of sales in the amount of $94,295 consisted of staffing and related labor costs resulting from the Company’s security services activities, which commenced in August 2019.

At September 30, 2020, the Company had not yet incurred costs related to revenues from the commercialization of its intellectual properties.

General and Administrative Expenses

	For the three months ended		For the nine months ended		Variances
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	3-month	9-month
Legal and accounting fees	$4,000	$4,000	$12,000	$12,000	$––	$––
Management fees	309,461	276,195	987,171	627,131	33,266	360,040
Other staff and outside services	6,364	1,301	12,536	1,301	5,063	11,235
Stock compensation/amortization of deferred compensation	802	141,307	2,406	147,459	(140,505)	(145,053)
Depreciation and amortization	400	518	1,438	1,554	(118)	(116)
Rent expense	2,682	––	19,172	––	2,682	19,172
Office supplies and miscellaneous expenses	25,294	16,451	67,872	16,766	8,843	51,106
Total general and administrative expenses	$349,003	$439,772	$1,102,595	$806,211	$(90,769)	$296,384

General and administrative expenses in the amount of $349,003 for the three months ended September 30, 2020, were comprised of $4,000 of legal and accounting fees, $309,461 of management fees, $6,364 of other staff and outside services, $802 of stock compensation/amortization of deferred compensation, $400 of depreciation and amortization, rent expense of $2,682, and $25,294 of office overhead and other general and administrative expenses.

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

General and administrative expenses of $349,003 for the three months ended September 30, 2020, as compared to $439,772 for the three months ended September 30, 2019, resulted in a decrease in general and administrative expenses for the current period of $90,769.  The decrease in general and administrative expenses of $90,769 was attributable to the following items:

•an increase in management fees of $33,266, due to additional management retained for security operations, which commenced in August 2019, and three months of management fees expensed in the current period, compared to only two months of expense for the same period in the prior year; and

•an increase in other staff and outside services of $5,063, due to three months of administrative staff expensed in the current period, compared to only one month of expense for the same period in the prior year, for security operations which commenced in August 2019; and

•a decrease in stock compensation/amortization of deferred compensation of $140,505, due to fully expensed stock compensation granted in the prior year, resulting in a decrease in stock compensation expense of $140,505; and

•a decrease in depreciation and amortization expense of $118, due to fully depreciated asset, resulting in only partial expense in the current year; and

•an increase in rent of $2,682, due to office space obtained in the current year for security operations; and

•an increase in other general and administrative expenses of $8,843, due to increases in computer and internet expenses of $1,668,  insurance expense of $6,115, and telephone expense of $3,236, and a decrease in other miscellaneous expenses of $2,176.

General and administrative expenses in the amount of $1,102,595 for the nine months ended September 30, 2020, were comprised of $12,000 of legal and accounting fees, $987,171 of management fees, $12,536 of other staff and outside services, $2,406 of stock compensation/amortization of deferred compensation, $1,438 of depreciation and amortization, rent expense of $19,172, and $67,872 of office overhead and other general and administrative expenses.

General and administrative expenses in the amount of $806,211 for the nine months ended September 30, 2019, were comprised of $12,000 of legal and accounting fees, $627,131 of management fees, $1,301 of other staff and outside services, $147,459 of stock compensation/amortization of deferred compensation, $1,554 of depreciation and amortization, and $16,766 of office overhead and other general and administrative expenses.

General and administrative expenses of $1,102,595 for the nine months ended September 30, 2020, as compared to $806,211 for the nine months ended September 30, 2019, resulted in an increase in general and administrative expenses for the current period of $296,384. The increase in general and administrative expenses of $296,384 was attributable to the following items:

•an increase in management fees of $360,040, due to additional management retained for security operations, which commenced in August 2019, and nine months of management fees expensed in the current period, compared to only two months of expense for the same period in the prior year; and

•an increase in other staff and outside services of $11,235, due to nine months of administrative staff expensed in the current period, compared to only one month of expense for the same period in the prior year, for security operations which commenced in August 2019; and

•a decrease in stock compensation/amortization of deferred compensation of $145,053, due to fully expensed stock compensation granted in the prior year, resulting in a decrease in stock compensation expense of $145,053; and

•a decrease in depreciation and amortization expense of $116, due to fully depreciated asset, resulting in only partial expense in the current year; and

•an increase in rent of $19,172, due to office space obtained in the current year for security operations; and

•an increase in other general and administrative expenses of $51,306, due to increases in computer and internet expenses of $3,726,  insurance expense of $26,833, office expenses of $2,759, telephone expense of $6,031, travel of $8,923, and other miscellaneous expenses of $2,834.

General and administrative expenses for the nine months ended September 30, 2020 and 2019, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the nine months ended September 30, 2020, the Company incurred a net loss of $1,301,220, compared with a net loss of $963,885 for the nine months ended September 30, 2019. The increase in net loss of $337,335 is attributable to an increase in revenue of $996,791, an increase in cost of goods sold of $805,179, an increase in general and administrative expenses of $296,384, an increase in interest expense of $62,661, and an increase in discount amortization of $169,902.

During the nine months ended September 30, 2020, the Company incurred no comprehensive loss, compared with a net comprehensive loss of $1,206 for the nine months ended September 30, 2019.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital Deficit
	September 30, 2020	December 31, 2019	Increase (decrease)
Current assets	$278,312	$302,670	$(24,358)
Current liabilities	4,835,051	4,120,572	714,479
Working capital (deficit)	$(4,556,739)	$(3,817,902)	$738,837

As of September 30, 2020, the Company had $152,190 in cash compared to $102,585 at December 31, 2019.

The Company had a working capital deficit of $4,556,739 as of September 30, 2020, compared to a working capital deficit of $3,817,902 at December 31, 2019.  The increase in working capital deficit of $738,837 is primarily attributable to increases in cash of $49,605, accounts payable and accrued expenses of $316,582, related party notes payable of $796, related party convertible notes payable of $283,829, and related party payable of $113,272; and decreases in accounts receivable of $72,459 and prepaid expenses of $1,504.

Cash Flows	For the nine months ended
	September 30, 2020	September 30, 2019	Increase (decrease)
Net cash provided (used) by operating activities	$132,542	$(47,025)	$179,567
Net cash provided (used) by investing activities	––	––	––
Net cash provided (used) by financing activities	(82,937)	86,887	(169,824)
Net increase in cash	$49,605	$39,382	$9,743

Cash Flows from Operating Activities

During the nine months ended September 30, 2020, the Company was provided with $132,542 in cash flows from operating activities, compared to $47,025 used by operating activities for the nine months ended September 30, 2019. The increase in cash provided by operating activities of $179,567 is primarily attributable to an increase in the net loss from operations of $337,335; a decrease in stock compensation/amortization of deferred compensation of $145,053; an increase in accruals converted to related party loans of $552,405; a decrease in depreciation and amortization of $116; an increase in discount amortization of $169,902; increases in the changes in accounts receivable of $148,556, prepaid expenses of $8,210, and accounts payable and accrued expenses of $64,041; and decreases in the changes in deposits of $1,300, and related party payables of $279,743.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020 and 2019, the Company used no cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, the Company used $82,937 in cash flows from financing activities, compared to $86,887 provided by financing activities for the nine months ended September 30, 2019.  The increase in cash used by financing activities is primarily attributable to a decrease in proceeds from related party notes payable of $50,000, an increase in repayments of related party convertible notes payable of $82,937, and a decrease in proceeds from the issuance of common stock of $36,887.

As of September 30, 2020, affiliates and related parties are due a total of $4,503,207, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $4,102,969; accrued compensation in the amount of $255,360; and reimbursable expenses/cash advances to the Company in the amount of $144,878; for a net increase of $240,233. During the nine months ended September 30, 2020, promissory notes to related parties, net of unamortized discounts, increased by $126,961, accrued compensation increased by $120,794, and reimbursable expenses/cash advances decreased by $7,522.  All outstanding promissory notes to related parties bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand and by December 31, 2024, or upon certain equity funding, and are convertible into the Company’s common stock at a price of between $0.05 and $0.25 per share, or the 20-day average trading price.

The Company’s principal sources of funds have been from sales of the Company’s common stock and loans from related parties.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Going Concern

The Company has incurred losses since inception resulting in a current period net loss of $1,301,220, an accumulated deficit of $20,442,144, and a working capital deficit of $4,556,739, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms.  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2020, the end of the Company’s period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2020, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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