Form 10-K
period 2020-12-31
ENIGMA-BULWARK, LTD
filed 2023-06-16
CIK 1379245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Physical security refers to restricting physical access of unauthorized people in controlled facilities to prevent damage to valuable hardware, software, network infrastructure, and other assets. Physical security includes security layers that protect personnel, network, and data in physical facilities, such as campuses, buildings, banks, and offices, from internal or external physical threats, such as natural disasters, fire, theft, burglary, vandalism, and terrorist attacks.1

The physical security segment of the security industry is undergoing the most rapid technological change in its history. Today, a combination of technologies and services are transforming the delivery of physical security services, such as:

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

System Integration

The Company is developing a business unit focused on providing technology-based security solutions through systems integration. System integration is defined simply as the process of bringing together the component sub-stems into one system.2 Through system integration, the Company can provide a platform for both third-party technology as well as proprietary products, to be sold to clients through multiple business models, ranging from Security as a Service (SaaS) to direct product sales.

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

System Integrators

A “System Integrator” is an individual or (company) that specializes in bringing together component subsystems into a whole, ensuring that those subsystems function together.3 A security system integrators (“SSI”), for example, can configure a central command-and-control center with a common user interface that shares data.  SSIs can also solve issues such as joining disparate security and non-security components so they communicate with each other properly.

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

1 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

2 https://en.wikipedia.org

3 https://en.wikipedia.org

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

•EnigmaTrak Security Systems

▪EnigmaLok: Patented container locking system

▪EnigmaCode: Cargo validation with IoT connected remote locking and unlocking system

▪EnigmaTracker: GPS tracking and remote asset management

Safer Security System

Spontaneous Network Surveillance

The Company acquired a patent-pending interactive spontaneous video security technology, patent application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users,” 4 that can perform surveillance utilizing multiple devices and users on a networked security system. The Company has branded the technology, “Safer Security System,” to be integrated as part of its security platform.

4 On July 21, 2021, the Company received a Notice of Allowance from the United States Patent and Trademark Office that its patent application 16/618,038 “Network Based Video Surveillance and Logistics for Multiple Users” was granted and would be issued to the Company.  For additional information on the patent application, see “Intellectual Property”

Mobile Apps in Physical Security Sector

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

•Insurance:

Containers equipped with intelligent tracking and monitoring devices such as EnigmaTrak or EnigmaLok are less exposed to transportation risks, including loss, tampering and damages. Even in events of unplanned human interventions, clients will receive alerts immediately and take actions accordingly. Reduced transportation risk can, in turn, decrease cargo shipping insurance premiums by 15%. 5

•Ease of Use:

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

5 https://www.gpsinsight.com/gps-tracking-benefits/how-gps-fleet-tracking-can-help-lower-insurance-costs/

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

Wireless video surveillance offers various advantages such as video capture, the transmission of video through wireless sensor networks, and video analysis. These wireless surveillance systems are cost-effective, as they eliminate the use of cables, which is ultimately more beneficial in the long term. Furthermore, the rising incidences of terror attacks are increasing, resulting in higher demand for physical security solutions. To reduce the crime rate, governments across the globe are employing physical security solutions. The corporate sector is also adopting physical security solutions to protect business assets, employees, and customers. 6

The demand for security continues to expand into areas beyond that of traditional security.  Currently, the security market can be broken down into the following categories:

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

6 https://www.verifiedmarketresearch.com/product/physical-security-market/

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

Source: www.grandviewresearch.com

Source: www.grandviewresearch.com

Security Market Analytics

The security market continues to expand in the 21st century, requiring a constant upgrade in security protocols and technologies.  According to a report by FutureWise, the global security market is projected to grow at an CAGR of 7.5% between 2020 and 2027 to an estimated $270 billion, with North America expected to reach earnings of $53.15 billion by 2025.7

The adoption of high-quality surveillance security systems with optimized distortion is increasing. In addition, a growing number of infrastructures across the globe has resulted in an increased demand for safety systems such as access control systems and video surveillance system for real-time monitoring. As a result, the demand for security systems is anticipated to continue to rise.

The drivers factoring the growth in the security market include:

Positive Drivers	Negative Drivers
•IP based cameras / video surveillance	•Growing crime rates
•Increased use of wireless technology	•Increasing terrorist activities
•Technological advancements	•Cargo and cyber theft
•Increase in “as a Service” offerings	•Piracy and hijacking

A rise in illegal activities across the globe, coupled with stringent government regulations, has led to a surge in the adoption of security systems. The crime of piracy, once merely a historical phenomenon on ships sailing the seven seas, resurfaced in the 1990’s and, according to an expert risk article by Allianz (July 2020), continues to be a major modern-day security risk.8  In May 2021, a major U.S. oil pipeline was cyber-hijacked for a $4.4 million ransom, shutting down 45% of the East Coast’s supply of diesel, petrol and jet fuel. 9

The video surveillance systems segment continues to lead the market. The increasing use of cameras in various locations for security purposes, along with wireless technologies, is driving the demand for high-quality video cameras that enable effective monitoring. An increasing number of advancements in video capturing is encouraging providers to introduce new updates in minimal time with better quality. This is further creating an opportunity for growth of the security market.

In addition, the emergence of “as a service” model enables businesses to effectively manage the security of their people and assets. The traditional way of securing premises with an on-site access control and video surveillance system has been upgraded with the advent of the Access Control as a Service (AcaaS) and Video Surveillance as a Service VsaaS. 10

Government initiatives, fund support, and R&D have aided in developing physical security solutions and services in the United States, which are additional factors driving the growth of the market.  The U.S. government is investing in a significant number of federal budgets for developing its physical security framework.

With a healthy growth trajectory, both nationally and globally, the Company is targeting a market that has both early adoption and enormous need, driven by fundamental market factors.

Security Guard Industry 11

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

7 https://www.futurewiseresearch.com/information-technology-market-research/Physical-Security-Market/53

8 https://www.agcs.allianz.com/news-and-insights/expert-risk-articles/shipping-2020-piracy.html

9 https://www.bbc.com/news/business-57050690

10 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

11 https://www.tracktik.com/blog/security-guard-industry-current-trends/

Video Security Market 12

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

Container Tracking Market

The global container security market is segmented by Offering (Hardware, Software, Connectivity Devices, Telematics and Telemetry Devices, and Services), by Technology (GPS, Cellular, BLE, LoRa, WAN, and Others), and by Region.  Intermodal containers that are equipment with GPS and have end-to-end visibility and traceability are commonly referred to as “smart” containers.  Through an increased demand for security, and the implementation of revolutionary technologies, smart containers are quickly becoming a driving force in the shipping market. A 2020 study by Research and Markets on tracking and security of intermodal shipping containers projects that the base tracking units for remote tracking systems will grow at a CAGR of 25.4% to reach 23.2 million units by 2024. The study concluded that the overall market value for trailer and cargo container tracking solutions reached approximately 1.1 billion in 2019, and expected to grow at a CAGR of 16.2% to 2.2 billion by 2024. 13

With reliability of standard containers at only 50%, delays and losses in intermodal shipments have a significant negative impact on global economics and productivity.  Key stakeholders in the market have adopted and implemented solutions to upgrade conventional containers.  Initiatives towards simplification standardization of processes and procedures on an international level will eliminate inefficiencies, transforming maritime trade and boosting supply-chain performance.  14

Enigma Target Market

The Enigma business plan focuses on security across the spectrum, with an emphasis on system integration. The Company’s target market includes both corporate and personal security, surveillance for the protection of high value assets, remote locations, and intermodal containers, as well as data protection.  Organic sales growth and proprietary research and development, as well as acquisitions of companies and/or intellectual property deemed strategic to its business, are key elements to differentiate Enigma among its competitors. The primary target markets can be summarized as follows:

•Physical Security Guard Market

•Risk Management Market

•Security Intelligence Services

12 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

13 https://www.prnewswire.com/news-releases/world-market-for-trailer-and-cargo-container-tracking-2020-2024---growing-at-a-cagr-of-16-2-the-total-market-size-is-forecast-to-reach-2-2-billion-in-2024--301097101.html

14 https://www.maritimekr.com/2021/03/23/maritime-insight-42/

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

COVID-19 Impact on Security Market 15

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

Unlawful surveillance continues to be a major concern in the United States, and the federal government and most states have enacted legislation that criminalizes recording communications without obtaining consent from either one or all of the parties, depending on statute.  A number of states, including California, Massachusetts, New York, and Illinois have enacted discrete laws pertaining to surveillance, including location tracking, drone photography, and even smart TV “snooping” features. 16

Security Guard Industry Challenges

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

Video Security Challenges 17

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

Shipping Container Industry Challenges

There are several key challenges facing the cargo shipping market.  It is expected that over 860 million shipping containers will be transported throughout the globe in 202118, transporting raw materials and manufactured goods across the continents. The overwhelming amount of shipping containers has resulted in a more complex and less transparent supply chain network, leading to:

•Increased dwell-time of containers at each location.

•Increased labor-costs and human interventions.

•Increased risks for delay, damage, spoilage and theft.

Cargo thefts is a global issue. Unmonitored containers maybe be subjected to hostile human interventions throughout the shipping process. In the United States alone, there were an estimated 870 cargo thefts in 2020 worth over $145 billion, representing an increase in volume of 23%, and an increase in value of 41%, from 2019, and the highest increases since 2015. A significant cause of the 2020 increases was the COVID pandemic, accounting for an estimated 43% of total thefts. 19 These stolen goods are then resold back to the market or used for counterfeiting and other purposes, resulting in:

•Increased financial loss

•Increased insurance rate

•Increased risk for of damages to brand-image

•Increased risk of market disturbance

Despite the heavy ﬂow of containers ﬂooding into ports every day, only 3% of these containers are physically inspected before entering the country 20. Since 9/11, concerns have been raised that terrorists can potentially take advantage of the ﬂaws in supply chains, utilizing unmonitored containers against national interests. In addition to suspecting the threat of a weapon of mass destruction arriving in a shipping container at a port, many also suspect that the money generated by organized cargo theft is being funneled back to fund terrorists activities, causing:

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

The companies holding the largest market share in the U.S include G4S PLC and Allied Universal Security Services LLC, with  North America being one of the most developed countries in terms of technology. Physical security is necessary in this region due to factors such as the need for safety against terrorist activities, government regulations, illegal immigration, technological developments, increasing criminal activities, and the requirement to reduce the cost of security workforce. These threats have led to the need for physical security systems, such as access control, perimeter intrusion detection, and video surveillance. Moreover, the presence of some of the key players in the market are expected to drive the growth of the market in the North American region. 21

15 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

16 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

17 https://www.bizbahrain.com/what-are-the-challenges-in-the-video-surveillance-market/

18 https://www.statista.com/markets/419/topic/489/water-transport/#overview

19 https://www.ccjdigital.com/business/article/15064734/recorded-cargo-theft-incidents-average-values-increased-in-2020

20 https://www.greenworldwide.com/the-difference-between-cargo-screening-vs-inspection/

21 https://www.marketsandmarkets.com/Market-Reports/physical-security-market-1014.html

Video Security Competitive Landscape 22

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

Smart Container Competitive Landscape 23

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

Federal Trade Commission Act 24

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

22 https://www.marketsandmarkets.com/Market-Reports/video-surveillance-market-645.html

23 https://www.marketsandmarkets.com/Market-Reports/smart-container-market-194648249.html

24 https://iclg.com/practice-areas/data-protection-laws-and-regulations/usa

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

Facilities

At December 31, 2020, the Company’s principal executive office was located at 1327 Ocean Avenue, Suite B, Santa Monica, California, 90401.

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

Personnel

As of December 31, 2020, the Company engaged 25 six (6) individuals, inclusive of two (2) executive officers / directors.  All personnel were full-time.

As of the date of filing of this Annual Report, the Company engages five (5) individuals, inclusive of three (3) executive officers / directors. All five (5) personnel are full-time.  In addition, the Company’s security operations, Enigma-Bulwark Security, Inc. maintains a staff of approximately forty-five (45) employees, of which thirty-five (35) are full-time and ten (10) are part-time.

Research and Development

During the years ended December 31, 2020 and 2019, the Company spent no funds on research and development of its product line, due to cash flow restraints.

During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report, the Company spent no funds on research and development of its product line, due to cash flow restraints.

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

ITEM 4.	MINE SAFETY STANDARDS

Not applicable.

25 The majority of the Company’s management are engaged as consultants under consulting agreements.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

On December 31, 2020, the shareholders’ list of the Company’s common shares pursuant to STC showed 116 registered shareholders and 105,677,976 shares outstanding. The total number of shares outstanding stated in the STC list of 105,677,976 includes 34 shares issued due to rounding, and does not include 2,561,375 shares issued to various consultants for services provided.

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

Equity Compensation Plan Information

The Company maintained the 2009 Stock Option Plan (the “2009 Plan”), wherein 20,000,000 restricted shares of Common Stock were reserved for issuance. The 2009 Plan was intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company’s ownership and growth through the grant of incentive and non-qualified stock options. Under the 2009 Plan, the Company granted incentive stock options only to employees, and non-qualified stock options to employees, officers, directors and consultants. Subject to the provisions of the 2009 Plan, the Board administered the plan, and determined grants.  In 2019, the 2009 Plan expired.

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

* Plan expired 2019

During the year ended December 31, 2020, no stock options were granted. There remained $28,225 deferred stock option compensation at December 31, 2020, to be expensed over the next eighteen (18) months.

As of December 31, 2020, the Company had granted options to purchase a total of 12,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 492,255 have expired and 130,000 were forfeited/canceled.  There were 6,665,069 stock options outstanding at December 31, 2020.

During the years subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company expensed a total of $1,613 in stock option compensation. There remained $33,112 in deferred stock option compensation as of December 31, 2022.

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited/canceled, and 11,562,569 were outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of Common Stock or other securities during the year ended December 31, 2020.

The Company did not purchase any of its shares of Common Stock or other securities during the year ended December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Recent Sales of Unregistered Securities

There were no unregistered securities issued by the registrant during the year ended December 31, 2020, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

The following represents all unregistered securities issued by the registrant subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, including sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities:

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

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes for the years ended December 31, 2020 and 2019, that appear elsewhere in this Annual Report.

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

The following summary of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2020 and 2019, which are included herein. The financial information of Enigma-Bulwark, Ltd., and its wholly-owned subsidiaries as of December 31, 2020, Enigma-Bulwark Risk Management, Inc., PearTrack Systems Group, Ltd., Ecologic Car Rentals, Inc. and Ecologic Products, Inc. is provided below on a consolidated basis, unless otherwise indicated. All significant intercompany accounts and transactions have been eliminated.

Balance Sheet

As of December 31, 2020, the Company had total assets of $271,263, compared with total assets of $339,481 at December 31, 2019. The decrease in total assets of $68,218 is attributable to a decrease in cash of $12,105, a decrease in accounts receivable of $35,191, an increase in allowance for doubtful accounts of $14,000, a decrease in prepaid expenses of $584, depreciation of $238, amortization of $1,600, and a decrease in other assets of $4,500.

As of December 31, 2020, the Company had total liabilities of $8,392,151 compared with total liabilities of $6,977,128 at December 31, 2019. The increase in total liabilities of $1,415,023 is attributable to an increase in accounts payable and accrued expenses of $422,893, an increase in related party payables of $159,577, an increase in related party notes payable of $796, an increase in convertible notes payable of $426,464, and an increase in related party convertible notes payable, net of unamortized discount, of $405,293.

Results of Operations

The year ended December 31, 2020, compared to the year ended December 31, 2019:

	For the year ended
	December 31, 2020	December 31, 2019
Revenue	$1,474,955	$580,574

Cost of sales	$1,204,899	$442,161

Gross profit	$270,056	$138,413

General and administrative expenses	$1,491,174	$1,632,481

Operating loss	$(1,221,118)	$(1,494,068)

Interest expense	$(315,577)	$(228,428)

Discount amortization	$(240,793)	$(394)

Net loss	$(1,777,488)	$(1,724,096)

Net comprehensive loss	$––	$(1,206)

Net loss and comprehensive loss	$(1,777,488)	$(1,724,096)

Revenue

For the year ending December 31, 2020, revenue in the amount of $1,474,955 consisted of sales resulting from the Company’s security services activities.

For the year ending December 31, 2019, revenue in the amount of $580,574 consisted of sales resulting from the Company’s security services activities that commenced in August 2019.

At December 31, 2020, the Company had not yet generated revenues from the commercialization of its intellectual properties.

Cost of sales

For the year ending December 31, 2020, cost of sales in the amount of $1,204,899 consisted of staffing and related labor costs resulting from the Company’s security services activities.

For the year ending December 31, 2019, cost of sales in the amount of $442,161 consisted of staffing and related labor costs resulting from the Company’s security services activities that commenced in August 2019.

At December 31, 2020, the Company had not yet incurred costs related to revenues from the commercialization of its intellectual properties.

General and Administrative Expenses

	For the year ended
	December 31, 2020	December 31, 2019	Variance
Legal and accounting fees	$35,800	$32,000	$3,800
Management fees	1,304,206	977,582	326,624
Other staff and outside services	18,031	4,956	13,075
Stock compensation/amortization of deferred compensation	3,208	582,913	(579,705)
Depreciation and amortization	1,838	2,072	(234)
Rent expense	21,854	––	20,654
Office supplies and miscellaneous expenses	106,237	32,958	74,479
Total general and administrative expenses	$1,491,174	$1,632,481	$(141,307)

General and administrative expenses in the amount of $1,491,174 for the year ended December 31, 2020, were comprised of $35,800 of legal and accounting fees, $1,304,206 of management fees, $18,031 of other staff and outside services, $3,208 of stock compensation/amortization of deferred compensation, $1,838 of depreciation and amortization, and $106,237 of office overhead and other general and administrative expenses.

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

General and administrative expenses of $1,491,174 for the year ended December 31, 2020, as compared to $1,632,481 for the year ended December 31, 2019, resulted in a decrease in general and administrative expenses of $141,307. The decrease in general and administrative expenses of $141,307 was attributable to the following items:

•an increase in legal and accounting fees of $3,800, due to the Company’s change in auditor, resulting in prior auditor fees of $3,800 in the current year; and

•an increase in management fees of $326,624, due to additional management retained for security operations, which commenced in August 2019, resulting in a full year of expense in the current period, compared to only partial year of expense for the prior year; and

•an increase in other staff and outside services of $13,075, due to administrative staff retained for security operations, which commenced in August 2019, resulting in a full year of expense in the current period, compared to only partial year of expense for the prior year; and

•a decrease in stock compensation/amortization of deferred compensation of $579,705, due to fully expensed stock compensation granted in the prior year in connection with additional management retained for security operations, resulting in a decrease in stock compensation expense in the current year of $579,705; and

•a decrease in depreciation and amortization expense of $234, due to fully depreciated asset, resulting in only partial expense in the current year; and

•an increase in rent of $20,654, due to office space obtained in the current year for security operations; and

•an increase in other general and administrative expenses of $74,479, due to increases in bad debt allowance of $14,000, computer and internet expense of $4,916, insurance expense of $32,321, office expense of $3,262, telephone of $7,966, travel of $8,692, and other general expenses of $3,322.

General and administrative expenses for the years ended December 31, 2020 and 2019, were incurred primarily for the purpose of advancing the Company closer to its financing and operating goals.

Net Loss

During the year ended December 31, 2020, the Company incurred a net loss of $1,777,488 compared with a net loss of $1,722,890 for the year ended December 31, 2019.  The increase in net loss of $54,598 is attributable to an increase in gross revenue of $894,381, an increase in costs of goods sold of $762,738, a decrease in general and administrative expenses of $141,307, an increase in interest expense of $87,149, and an increase in discount amortization of $240,399.

During the year ended December 31, 2020, the Company incurred no comprehensive loss, compared with a net comprehensive loss of $1,206 for the year ended December 31, 2019.  The decrease in net comprehensive loss of $1,206 is attributable to a decrease in unrealized loss on securities of $1,206.

Liquidity and Capital Resources

Working Capital
	December 31, 2020	December 31, 2019	Increase (decrease)
Current assets	$240,790	$302,670	$(61,880)
Current liabilities	5,125,051	4,120,572	1,004,479
Working capital (deficit)	$(4,884,261)	$(3,817,902)	$1,066,359

As of December 31, 2020, the Company had $90,480 in cash compared to $102,585 at December 31, 2019.

The Company had a working capital deficit of $4,884,261 as of December 31, 2020, compared to a working capital deficit of $3,817,902 at December 31, 2019.  The increase in working capital deficit of $1,066,359 is attributable to increases in accounts payable and accrued expenses of $422,893, related party notes payable of $796, related party convertible notes payable of $421,213, and related party payable of $159,577; and decreases in cash of $12,105, accounts receivable, net of allowance, of $49,191, and prepaid expenses of $584.

Cash Flows	For the year ended
	December 31, 2020	December 31, 2019	Increase (decrease)
Net cash provided by operating activities	$131,732	$72,478	$59,254
Net cash provided by investing activities	––	––	––
Net cash provided (used) by financing activities	(143,837)	30,107	(173,994)
Net increase (decrease) in cash	$(12,105)	$102,585	$(114,690)

Cash Flows from Operating Activities

During the year ended December 31, 2020, the Company was provided with $131,732 in cash flows from operating activities, compared to $72,478 for the year ended December 31, 2019. The increase in cash provided by operating activities of $59,254 is primarily attributable to an increase in net loss from operations of $54,598; increases in discount amortization of $240,399, and allowance for doubtful accounts of $14,000; decreases in stock compensation/amortization of deferred compensation of $579,705, accruals converted to related party loans of $438,626, and depreciation and amortization of $234; increases in the changes in accounts receivable of $229,892, prepaid expenses of $5,968, other assets of $4,500, and related party payables of $676,372; and a decrease in the change in accounts payable and accrued expenses of $38,714.

Cash Flows from Investing Activities

During the years ended December 31, 2020 and 2019, the Company was provided with no cash flows from investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2020, the Company used $143,837 in cash flows from financing activities, compared to $30,107 provided by operating activities for the year ended December 31, 2019.  The increase in cash used by financing activities of $173,944 is primarily attributable to an increase in repayments of related party notes payable of $132,837; and decreases in proceeds from notes payable of $50,000, repayment of notes payable of $50,000, and proceeds from the issuance of stock of $41,107.

As of December 31, 2020, affiliates and related parties are due a total of $4,828,639, which is comprised of promissory notes to related parties, net of unamortized discounts, in the amount of $4,382,096, accrued compensation in the amount of $303,165, and reimbursed expenses/cash advances to the Company in the amount of $143,378; for a net increase of $565,665.  During the year ended December 31, 2020, promissory notes to related parties, net of unamortized discounts, increased by $406,088, accrued compensation increased by $168,599, and reimbursable expenses/cash advances decreased by $9,022.  All outstanding related party promissory notes bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and by December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 and $0.25 per share, or the 20-day average trading price.

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

As of December 31, 2020, the Company engaged six (6) individuals, inclusive of two (2) and executive officers and directors.  All personnel were full-time.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $1,777,488, an accumulated deficit of $20,918,412, and a working capital deficit of $4,884,261, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enigma-Bulwark, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enigma-Bulwark, Ltd. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $1,777,488 for the year ended December 31, 2020, an accumulated deficit of $20,918,412, and a working capital deficit of $4,884,261, as of December 31, 2020 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 15, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

ENIGMA-BULWARK, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

Current assets
Cash and cash equivalents	$90,480	$102,585
Accounts receivable, net of allowance	145,510	194,701
Prepaid expenses	4,800	5,384
Total current assets	240,790	302,670

Non-current assets
Investment in securities	1,207	1,207
Property and equipment, net	--	238
Intangible assets, net	27,966	29,566
Other assets	1,300	5,800
Total non-current assets	30,473	36,811

TOTAL ASSETS	$271,263	$339,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,467,443	$2,044,550
Notes and loans payable	169,605	169,605
Note payable, related party, net of unamortized discount	21,000	20,204
Note payable, convertible	500,000	500,000
Notes payable, convertible, related party, net of unamortized discount	1,520,460	1,099,247
Related party payables	446,543	286,966
Total current liabilities	5,125,051	4,120,572

Long-term liabilities
Note payable, convertible	426,464	--
Notes and convertible notes payable, related party, net of unamortized discount	2,840,636	2,856,556
Total long-term liabilities	3,267,100	2,856,556
Total liabilities	8,392,151	6,977,128

Stockholders’ deficit
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 250,000,000 shares authorized, 108,239,317 issued and outstanding as of December 31, 2020 and 2019	108,239	108,239
Additional paid in capital	12,698,437	12,404,190
Subscriptions receivable	(5,000)	(5,000)
Accumulated deficit	(20,918,412)	(19,140,924)
Accumulated comprehensive losses	(4,152)	(4,152)
Total stockholders’ deficit	(8,120,888)	(6,637,647)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$271,263	$339,481

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2020	December 31, 2019

Revenue	$1,474,955	$580,574
Cost of sales	1,204,899	442,161
Gross profit	270,056	138,413

General and administrative expenses	1,491,174	1,632,481

Operating loss	(1,221,118)	(1,494,068)

Other expenses
Interest expense	(315,577)	(228,428)
Discount amortization	(240,793)	(394)
Total other expenses	(556,370)	(228,822)

Net loss	(1,777,488)	(1,722,890)

Comprehensive loss
Unrealized loss on securities	--	(1,206)

Net comprehensive loss	--	(1,206)

Net loss and comprehensive loss	$(1,777,488)	$(1,724,096)

Net loss per share - basic and diluted	$(0.016)	$(0.020)

Weighted average common shares outstanding – basic and diluted	108,239,317	86,160,416

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional	Subscriptions	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid In Capital	Receivable	Deficit	Income (Loss)	Total

Equity Balance, December 31, 2018	77,382,753	$77,382	$11,057,620	$(7,000)	$(17,418,034)	$(2,946)	$6,293,228)

Grant of stock award for services-officers/directors	20,044,000	20,044	486,896	(1,710)			505,230

Grant of stock award to officers/directors	6,000,000	6,000	54,000				60,000

Beneficial conversion feature on related party convertible debt			755,657				755,657

Exercise of stock options-officers/directors	4,812,564	4,813	19,250				24,063

Amortization of restricted stock award			3,000				3,000

Amortization of stock options			28,017				28,017

Subscriptions received				3,710			3,710

Net loss					(1,722,890)	(1,206)	(1,724,096)

Equity Balance, December 31, 2019	108,239,317	108,239	12,404,190	(5,000)	(19,140,924)	(4,152)	(6,637,647)

Beneficial conversion feature on related party convertible debt			291,039				291,039

Amortization of restricted stock award			3,000				3,000

Amortization of stock options			208				208

Net loss					(1,777,488)		(1,777,488)

Equity Balance, December 31, 2020	108,239,317	$108,239	$12,698,437	$(5,000)	$(20,918,412)	$(4,152)	$(8,120,888)

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2020	December 31, 2019
Cash flow from operating activities:
Net loss and comprehensive loss	$(1,777,488)	$(1,724,096)
Comprehensive loss	--	(1,206)
Net loss	(1,777,488)	(1,722,890)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation/amortization of deferred compensation	3,208	582,913
Accruals converted to related party loans	1,026,635	1,465,261
Depreciation and amortization	1,838	2,072
Discount amortization	240,793	394
Allowance for doubtful accounts	14,000	--
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	35,191	(194,701)
( Increase) decrease in prepaid expenses	584	(5,384)
Decrease in other assets	4,500	--
Increase in accounts payable and accrued expenses	422,894	461,608
Increase (decrease) in related party payables	159,577	(516,795)
Net cash provided by operating activities	131,732	72,478

Cash flow from financing activities:
Proceeds from promissory note, related party	--	50,000
Repayment of promissory note, related party	--	(50,000)
Repayment of convertible promissory note, related party	(143,837)	(11,000)
Proceeds from the issuance of common stock	--	41,107
Net cash provided (used) by financing activities	(143,837)	30,107

Net increase (decrease) in cash	(12,105)	102,585

Cash – beginning of period	102,585	--

Cash – end of period	$90,480	$102,585

NONCASH ACTIVITIES
Fair value of beneficial conversion feature of convertible promissory notes	$291,039	$755,657
Conversion of related party payable to related party convertible promissory note	$1,026,635	$1,465,261
Imputed interest on related party promissory note	$--	$1,190
Reduction of related party promissory note for payment of common stock	$--	$4,000
Reduction of related party convertible promissory note for payment of common stock	$--	$1,500
Reduction of related party payable for payment of common stock	$--	$5,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$20,972	$15,339
Income taxes paid	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, the Company was structured with four wholly-owned subsidiaries: Enigma-Bulwark Risk Management, Inc., a Delaware corporation, and PearTrack Systems Group, Ltd. (“PTSG”), Ecologic Products, Inc.{“EPI”), and Ecologic Car Rentals, Inc. (“ECR”), all Nevada corporations.  The Company’s current business activities are diversified into two specific markets: security and risk management, and remote/mobile asset tracking products.

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

Going Concern

The Company has incurred losses since inception resulting in a current year net loss of $1,777,488, an accumulated deficit of $20,918,412, and a working capital deficit of $4,884,261, and further losses are anticipated. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, which may not be available at commercially reasonable terms  There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations and the Company may cease operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

DECEMBER 31, 2020 AND 2019

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

Fair Value of Financial Instruments

As of December 31, 2020 and 2019, respectively, the carrying values of Company’s Level 1 financial instruments including cash and cash equivalents, investments in securities, accounts receivable, accounts payable, and short-term debt approximate fair value.  The fair value of Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided or obtained inputs.  Certain Level 3 instruments may also be based on sales prices of similar assets.  The Company’s fair value calculations take into consideration the credit risk of both the Company and its counterparties as of the date of valuation.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.  As of December 31, 2020 and 2019, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The accounts receivable balance primarily includes amounts from customers of the Company’s security services.  Charges to bad debt are based on both historical write-offs and specifically identified receivables. As of December 31, 2020, and 2019, respectively, an allowance for doubtful accounts was established in the amount of $14,000 and $0.

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

DECEMBER 31, 2020 AND 2019

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

Due to the Company’s recurring losses and lack of revenue from its intellectual properties, its intellectual properties were evaluated for impairment, and it was determined that expected future cash flows were sufficient for recoverability of the assets at December 31, 2020, and 2019.

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

The Company’s revenue is generated from customer contracts for its security services operations.  As of December 31, 2020, the Company has not generated revenues from the commercialization of its intellectual properties.

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

As of December 31, 2020, the Company has not yet filed its 2013 through 2019 annual corporate income tax returns, which were filed in April 2022.  Due to the Company’s recurring losses, no corporate income taxes were due for these periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses on securities available for sale, and unrealized gains and losses resulting from foreign exchange differences.  During the years ended December 31, 2020 and 2019, other comprehensive losses of $0 and $1,206 have been recognized.  As of December 31, 2020 and 2019, respectively, other comprehensive losses of $4,152 and $4,152 have been accumulated.  The following represents the accumulated comprehensive income activity:

	Unrealized Foreign Currency Exchange	Unrealized Securities Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$6,703	$(9,649)	$(2,946)
Gain (loss)	--	(1,206)	(1,206)
Balance, December 31, 2019	6,703	(10,855)	(4,152)
Gain (loss)	--	--	--
Balance, December 31, 2020	$6,703	$(10,855)	$(4,152)

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

DECEMBER 31, 2020 AND 2019

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

NOTE 3.  INVESTMENT IN SECURITIES

As of December 31, 2020 and 2019, the Company held 12,061,854 shares of Amazonas Florestal, Ltd. (OTC:AZFL) Common Stock. The securities are classified as Level 1 investments (Note 2, Fair Value Hierarchy), and are valued using the quoted market prices. During the years ended December 31, 2020 and 2019, respectively, $0 and $1,206 in unrealized losses were recognized and included as part of comprehensive income (loss).  As of December 31, 2020 and 2019, respectively, $10,855 and $10,855 in cumulative unrealized losses were recognized, and the securities held a fair value of $1,207 and $1,207.

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2020	December 31, 2019
Office equipment	$2,362	$2,362
Accumulated depreciation	(2,362)	(2,124)
Property and equipment, net	$--	$238

During the years ended December 31, 2020 and 2019, respectively, $238 and $472 in depreciation was expensed.

NOTE 5.  INTANGIBLE ASSETS

Intangible assets consists of the following:

	December 31, 2020	December 31, 2019
Intellectual property	$31,500	$31,500
Accumulated amortization	(3,534)	(1,934)
Intellectual property, net	27,966	29,566

During the years ended December 31, 2020 and 2019, respectively, $1,600 and $1,600 in amortization was expensed.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	December 31, 2020	December 31, 2019
Accounts payable-vendors	$789,000	$745,469
Accrued payroll and taxes	208,029	151,096
Accrued interest	1,401,745	1,110,480
Payroll taxes payable	5,169	--
Sales tax payable	48,216	36,726
Other liabilities	15,284	779

Total accounts payable and accrued expenses	$2,467,443	$2,044,550

NOTE 7.  NOTES AND LOANS PAYABLE

Notes and loans payable consists of the following:

	December 31, 2020	December 31, 2019
Loans payable	$44,605	$44,605
Notes payable, short term	125,000	125,000
Sub-total	169,605	169,605

Notes payable, short-term, convertible	500,000	500,000
Total notes and loans payable, short-term	669,605	669,605

Notes payable, long-term, convertible	426,464	--
Total	$1,096,069	$669,605

Notes payable includes the following convertible promissory notes at December 31, 2020 and 2019:

Description	Principal	Interest Rate (%)	Conversion Price	Maturity Date

Matrix Advisors, Inc.	$500,000	5	$0.25	12/31/2015	[1]
John Macey	426,464	4	$0.25	12/31/2023

Total convertible notes payable	$926,464

[1] No change in terms of promissory note due to breach. The debt was converted in November 2021.

Loans payable consists of monies loaned to the Company by a third-party for the purpose of overhead advances and product development.  The loan is unsecured, bears no interest, and is payable upon demand.  As of December 31, 2020 and 2019, respectively, $44,605 and $44,605 is outstanding, and no demand has been made.

As of December 31, 2020 and 2019, respectively, notes payable consists of unsecured promissory notes issued in the principal sum of $125,000 and $125,000, and unsecured convertible promissory notes issued in the principal sum of $926,464 and $500,000.  The notes bear interest at a rate of between 5 to 25 percent per annum, and are due within one (1) year of written demand or by December 31, 2023.  The convertible promissory notes are convertible into restricted shares of the Company’s Common Stock at a conversion price of between $0.05 to $0.25 per share.

During the years ended December 31, 2020 and 2019, respectively, interest in the amount of $69,247 and $52,000 was expensed; and $62,880 and $0 was reclassified from related party interest. As of December 31, 2020 and 2019, respectively, interest in the amount of $535,193 and $403,066 has been accrued and is included as part of accrued expenses on the accompanying consolidated balance sheets.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 8.  RELATED PARTY TRANSACTIONS

Related party transactions consists of the following:

	December 31, 2020	December 31, 2019

Note payable, short term	$21,000	$21,000
Less: unamortized discount	--	(796)
	21,000	20,204

Notes payable, convertible, short-term	1,705,409	1,234,151
Less: unamortized discounts	(184,949)	(134,903)
	1,520,460	1,099,248

Notes payable, convertible, long-term	3,462,386	3,477,310
Less: unamortized discounts	(621,750)	(620,754)
	2,840,636	2,856,556
Total notes payable, net of unamortized discounts	4,382,096	3,976,008

Accrued compensation	303,165	134,566
Reimbursable expenses/cash advances payable	143,378	152,400
Total related party payable	446,543	289,068

Total related party transactions	$4,828,639	$4,262,974

Related party notes payable consists of the following convertible notes payable at December 31, 2020 and 2019:

Description	Principal	Interest Rate	Conversion Price		Maturity Date

Short-term:
Huntington Chase Financial Group	$284,076	7	$0.05		1 year from demand	[1]
Huntington Chase LLC	520,000	5	$0.05		12/31/2023
William Nesbitt	85,817	5	$0.05		Funding	[2]
Kasper Group, Ltd.	188,755	7	$0.05		1 year from demand
David Rocke	100,000	5	20-day average	[3]	Funding	[2]
Michael Gabriele	276,761	5	20-day average	[3]	Funding	[2]
Clive Oosthuizen	250,000	5	$0.05		Funding	[2]
Total short-term	1,705,409

Long-term:
Huntington Chase Financial Group	1,123,000	5	$0.05		12/31/2021
E. William Withrow Jr.	893,256	5	$0.05		12/31/2021
Calli R. Bucci	850,170	5	$0.05		12/31/2024
Kyle W. Withrow	360,965	5	$0.05		12/31/2024
Yinuo Jiang	234,995	5	$0.05		12/31/2024
Total long-term	3,462,386

Total convertible notes payable	$5,167,795

[1] No demand has been made

[2] The requisite funding goals for repayment have not been met.

[3] Shares issuable upon conversion not to exceed one percent (1%) of the Company’s issued and outstanding shares of Common Stock.  Effective conversion price at 12/31/2020 is $0.10-$0.26 per share.

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable within between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price [3].

As of December 31, 2020 and 2019, respectively, affiliates and related parties are due a total of $4,828,639 and $4,262,974, which is comprised of promissory notes to related parties, net of unamortized discounts of $806,699 and $756,453, in the amount of $4,382,096 and $3,976,008, accrued compensation in the amount of $303,165 and $134,566, and reimbursed expenses/cash advances to the Company in the amount of $143,378 and $152,400; for a net increase of $565,665 and $292,008. During the years ended December 31, 2020 and 2019, respectively, promissory notes to related parties increased by $456,334 and $1,559,756, unamortized discounts increased by $50,246 and $756,453, accrued compensation increased (decreased) by $168,599 and ($510,989), and reimbursable expenses/cash advances decreased by $9,022 and $306.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The following table summarizes the net changes to related party debt during the years ended December 31, 2019 and 2020:

	Total	Promissory Notes	Unamortized Discounts	Accrued Compensation	Expenses/Cash Advances

Balance, 12/31/2018	$3,970,966	$3,172,705	$--	$645,555	$152,706

Increases	367,201	160,995	(756,847)	959,772	3,281
Decreases	(75,193)	(66,500)	394	(5,500)	(3,587)
Conversions	--	1,465,261	--	(1,465,261)	--
Net change	292,008	1,559,756	(756,453)	(510,989)	(306)

Balance, 12/31/2019	4,262,974	4,732,461	(756,453)	134,566	152,400

Increases	1,013,667	--	(291,039)	1,304,206	500
Decreases	(448,002)	(570,301)	240,793	(108,972)	(9,522)
Conversions	--	1,026,635	--	(1,026,635)	--
Net change	565,665	456,334	(50,246)	168,599	(9,022)

Balance, 12/31/2020	$4,828,639	$5,188,795	$(806,699)	$303,165	$143,378

During the years ended December 31, 2020 and 2019, respectively, promissory notes to related parties, net of unamortized discounts, increased by $406,088 and $803,303 as a result of an increase in accrued compensation owed to related parties in the amount of $1,026,635 and $1,465,261 converted to convertible promissory notes; $0 and $50,000 in cash loans to the Company; $426,464 and $0 reclassified to non-related party promissory notes; $0 and $110,995 converted from non-related party accrued compensation; $143,837 and $66,500 in cash repayments; and an increase in unamortized discount in the amount of $50,246 and $756,453.

During the years ended December 31, 2020 and 2019, respectively, $1,304,206 and $959,772 in related party compensation was accrued; $1,026,635 and $1,465,261 was converted into convertible promissory notes; $55,000 and $0 was reclassified to non-related party accrued compensation; and $53,972 and $5,500 in cash payments were made; for a net increase (decrease) in accrued compensation in the amount of $168,599 and ($510,989).

During the years ended December 31, 2020 and 2019, respectively, reimbursable expenses/cash advances owed to related parties decreased by $9,022 and $306 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $500 and $3,281; and repayments to related parties in the amount of $4,500 and $3,587; and $5,022 and $0 reclassified to non-related party accrued expenses.

During the years ended December 31, 2020 and 2019, respectively, $242,932 and $175,428 in interest on related party loans was expensed; $62,880 and $0 was reclassified to non-related party accrued interest; and $20,913 and $15,339 was paid to the note holder. As of December 31, 2020 and 2019, respectively, $866,553 and $707,414 in interest on related party loans was accrued, and is included as part of accrued expenses on the accompanying consolidated balance sheets.

Promissory Notes

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2020 and 2019, respectively, $14,722 and $18,200 in interest was expensed, and $118,837 and $11,000 in principal and $15,271 and $15,339 in interest payments were made.  As of December 31, 2020 and 2019, respectively, $130,163 and $249,000 in principal remains; and $81,350 and $81,899 in interest has been accrued. No demand for repayment has been made.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317. The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the years ended December 31, 2020 and 2019, respectively, $4,303 and $4,312 in interest was expensed, and $0 and $500 in principal repayments were made. As of December 31, 2020 and 2019, respectively, $85,817 and $85,817 in principal remains; and $37,262 and $32,959 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company in the aggregate principal sum of $153,913.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share.  During the years ended December 31, 2020 and 2019, respectively, $10,803 and $10,773 in interest was expensed.  As of December 31, 2020 and 2019, respectively, $102,844 and $92,041 in interest has been accrued. No demand for repayment has been made.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On December 31, 2014, the Company issued a convertible promissory note in the modified principal sum of $894,256 for unpaid compensation owed to Mr. E.William Withrow Jr. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the years ended December 31, 2020 and 2019, respectively, $44,786 and $44,706 in interest was expensed, and $0 and $1,000 in principal repayments were made.  As of December 31, 2020 and 2019, respectively, $893,256 and $893,256 in principal remains; and $195,061 and $150,275 in interest was accrued.

On December 31, 2014, the Company issued a convertible promissory note in the modified principal sum of $1,123,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. During the years ended December 31, 2020 and 2019, respectively, $56,304 and $56,149 in interest, was expensed.  As of December 31, 2020 and 2019, respectively, $245,137 and $188,833 in interest was accrued.

On December 31, 2018, the Company issued a convertible promissory note in the modified principal sum of $520,000 for unpaid compensation owed to Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $180,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $120,000, to be expensed over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $49,428 and $0 discount amortization, and $18,567 and $6,529 interest, was expensed.  As of December 31, 2020 and 2019, respectively, $70,572 and $36,000 in unamortized discount remained, and $25,096 and $6,529 in interest, was accrued.

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

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a promissory note in the principal amount of $25,000 for unpaid compensation owed to Mr. Clive Oosthuizen. The non-interest-bearing note is due December 31, 2020, and was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $1,190, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $796 and $394 in discount amortization was expensed, and $0 and $4,000 in principal repayments were made.  As of December 31, 2020 and 2019, respectively, $21,000 and $21,000 in principal and $0 and $796 unamortized discount remained.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the modified principal sum of $250,000 for unpaid compensation owed to Mr. Clive Oosthuizen.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  A portion of the principal in the amount of $150,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $99,000, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $26,562 and $0 discount amortization, and $6,436 and $0 interest, was expensed.  As of December 31, 2020 and 2019, respectively, $72,438 and $36,000 in unamortized discount remained, and $6,436 and $0 interest was accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $100,000 for unpaid compensation owed to Mr. David Rocke.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the 20-day average trading price on the date of conversion, not to exceed 1% of the Company’s issued and outstanding stock.  The note, if converted at the applicable conversion price of $0.062 at December 31, 2019, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $29,032, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $9,672 and $0 discount amortization, and $5,014 and $0 interest, was expensed.  As of December 31, 2020 and 2019, respectively, $19,360 and $29,032 in unamortized discount remained, and $5,014 and $0 interest was accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the modified principal sum of $276,761 for unpaid compensation owed to Mr. Michael Gabriele.  The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the 20-day average trading price on the date of conversion, not to exceed 1% of the Company’s issued and outstanding stock.  A portion of the principal in the amount of $116,666, if converted at the applicable conversion price of $0.062 at December 31, 2019, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $33,871, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $11,292 and $0 discount amortization, and $9,111 and $0 interest, was expensed.  As of December 31, 2020 and 2019, respectively, $22,579 and $33,871 in unamortized discount remained, and $9,111 and $0 interest was accrued. The requisite funding goals for repayment have not been met.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On December 31, 2019, the Company issued a convertible promissory note in the modified principal sum of $360,965 for unpaid compensation owed to Mr. Kyle W. Withrow.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  A portion of the principal in the amount of $280,195, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $176,194, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $31,341 and $0 discount amortization, and $13,047 and $0 interest, was expensed.  As of December 31, 2020 and 2019, respectively, $144,853 and $119,655 in unamortized discount remained, and $13,047 and $0 interest was accrued.

On December 31, 2019, the Company issued a convertible promissory note in the modified principal sum of $850,170 for unpaid compensation owed to MJ Management Services, Inc., for the services of Ms. Calli R. Bucci.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  A portion of the principal in the amount of $775,170, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $472,602, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $90,915 and $0 discount amortization, and $37,935 and $0 interest was expensed.  As of December 31, 2020 and 2019, respectively, $381,687 and $420,102 in unamortized discount remained, and $37,935 and $0 interest was accrued.

On December 31, 2019, the Company issued a convertible promissory note in the modified principal sum of $234,995 for unpaid compensation owed to Ms. Yinuo Jiang.  The note bears interest at a rate of five percent (5%) per annum, is due December, 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  A portion of the principal in the amount of $184,995, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $115,997, to be amortized over the term of the note. During the years ended December 31, 2020 and 2019, respectively, $20,787 and $0 discount amortization, and $8,655 and $0 interest was expensed.  As of December 31, 2020 and 2019, respectively, $95,210 and $80,997 in unamortized discount remained, and $8,655 and $0 interest was accrued.

Agreements

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

DECEMBER 31, 2020 AND 2019

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

On October 10, 2019, the Company entered into a Non-Compete, Non-Dilution and Registration Rights Agreement (“NC Agreement”) with Mr. Clive Oosthuizen. The agreement is for an initial term of five (5) years, and provides as compensation a grant to purchase 4,000,000 shares of the Company’s restricted Common Stock, valued at $360,000, for $0.001 per share, plus the issuance of shares of the Company’s restricted Common Stock equal to four and one-half percent (4.5%) of any issuance of Common Stock originating from any financial instrument issued by the Company or its subsidiaries during the term, in exchange for certain restrictions placed upon Mr. Oosthuizen’s business activities..

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

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 9.  COMMITMENTS AND CONTINGENCIES

On June 30, 2014, the Company entered into two (2) License Agreements (“License Agreements”) for the non-exclusive license to the Company in perpetuity of certain patented technology (the “Licensed Product”) in the private sector corporate and enterprise markets, and the public sector government markets. In accordance with the License Agreements, an initial licensing fee of $450,000, or $225,000 per agreement, was made upon execution. In addition, royalty payments equal to 12% of gross revenues generated from the sale, lease or licensing of the Licensed Product are payable to the licensor. As of December 31, 2020, the Company has not commenced sales of the Licensed Product.

NOTE 10.  CAPITAL STOCK

The total number of authorized shares of Common Stock that may be issued by the Company is 250,000,000 shares with a par value of $0.001; and the total number of authorized preferred stock is 25,000,000 shares with a par value of $0.001.

During the years ended December 31, 2020 and 2019, respectively, 0 and 18,544,000 shares of restricted Common Stock were issued in connection with certain related party consulting agreements, valued at $0 and $505,440, for cash in the amount of $0 and $18,544. As a result, $0 and $486,896 was recorded to additional paid in capital.

During the years ended December 31, 2020 and 2019, respectively, 0 and 6,000,000 shares of restricted Common Stock were issued in connection with stock awards to related parties, valued at $0 and $60,000, for cash in the amount of $0 and $6,000.  As a result, $0 and $54,000 was recorded to additional paid in capital.

During the years ended December 31, 2020 and 2019, respectively, 0 and 4,812,564 shares of restricted Common Stock were issued in connection with the exercise of related party stock options, for cash in the amount of $0 and $24,063.  As a result, $0 and $19,250 was recorded to additional paid in capital.

During the years ended December 31, 2020 and 2019, respectively, 0and 1,500,000 shares of restricted Common Stock were issued in connection with an intellectual property acquisition pending cancelation.

During the years ended December 31, 2020 and 2019, respectively, $3,000 and $3,000 in deferred stock compensation was expensed. As of December 31, 2020 and 2019, respectively, $2,250 and $5,250 in deferred stock compensation remained, to be expensed over the next nine (9) months.

During the years ended December 31, 2020 and 2019, respectively, a total of 0 and 30,856,564 shares of restricted Common Stock were issued. As of December 31, 2020 and 2019, the Company had 108,239,317 shares of Common Stock issued and outstanding.

NOTE 11.  STOCK OPTIONS AND AWARDS

Stock Options

As of December 31, 2020 and 2019, the Company had 6,665,069 stock options issued and outstanding.

During the years ended December 31, 2020 and 2019, respectively, 0 and 10,875,133 stock options were granted, valued at $0 and $56,450, using the Black-Scholes method. The assumptions used in valuing the options were: expected term between 4.00 to 5.75 years; expected volatility between 38.58% to 41.30%; risk free interest rate between 1.84% to 2.15%; and dividend yield 0%.

Outstanding and Exercisable Options
		Remaining	Exercise Price
	Number of	Contractual Life	times Number	Weighted Average
Exercise Price	Shares	(in years)	of Shares	Exercise Price

$0.005	4,812,569	3.60	$24,063	$0.16
$0.05	1,250,000	3.65	62,500	$0.04
$0.10	500,000	3.05	50,000	$0.63
$3.20	102,500	0.30	328,000	$3.20
	6,665,069		$464,563	$1.20

Options Activity	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at December 31, 2018	602,500	$2.34
Granted	10,875,133	$0.20
Exercised	(4,812,564)	($0.16)
Expired / Cancelled	--	--
Outstanding at December 31, 2019	6,665,069	$1.20
Granted	--	--
Exercised	--	--
Expired / Cancelled	--	--
Outstanding at December 31, 2020	6,665,069	$1.20

During the years ended December 31, 2020 and 2019, respectively, 0 and 10,875,133 stock options were granted, for which $0 and $56,450 in deferred stock option compensation was recorded, and $208 and $28,017 was expensed. There remained $28,225 and $28,433 deferred stock option compensation at December 31, 2020 and 2019, respectively, to be expensed over the next eighteen (18) months.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Restricted Stock Awards

During the years ended December 31, 2020 and 2019, no restricted stock awards were granted; and 333,333 and 333,334 vested, for which $3,000 and $3,000 in deferred stock compensation was expensed. As of December 31, 2020 and 2019, respectively, there remained 250,000 and 583,333 shares to be vested, and $2,250 and $5,250 deferred stock compensation to be expensed over the next nine (9) months.

Restricted Stock Awards Activity	Number	Deferred
	of Shares	Compensation
Outstanding at December 31, 2018	916,667	$8,250
Granted	--	--
Vested	(333,334)	(3,000)
Forfeited/Canceled	--	--
Outstanding at December 31, 2019	583,333	5,250
Granted	--	--
Vested	(333,333)	(3,000)
Forfeited/Canceled	--	--
Outstanding at December 31, 2020	250,000	$2,250

NOTE 12.  INCOME TAXES

A reconciliation of the expected statutory federal and state taxes and the total income tax expense (benefit) at December 31, 2020 and 2019, was as follows:

	December 31, 2020	December 31, 2019

Loss and comprehensive loss before taxes	$1,777,488)	$(1,724,096)
Comprehensive loss	--	(1,206)
Loss before taxes	(1,777,488)	(1,722,890)
Statutory rate (Fed & State(s))	30%	30%

Computed expected tax payable (recovery)	(501,900)	(482,700)

Tax effect of non-deductible expenses:
Stock compensation/amortization of stock options	200	8.400
Discount amortization	71,900	100
Total tax effect of non-deductible expenses	72,100	8,500

Change in valuation allowance	429,800	474,200

Income tax expense	$--	$--

Reported income taxes:
Federal	$--	$--
State	--	--
Total	$--	$--

The significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carried forward	$3,343,300	$3,053,000
Officers’ accrued compensation	1,090,800	997,000
Accrued related party interest	182,400	140,600
Bad debt allowance	3,900	--
Valuation allowance	(4,620,400)	(4,190,600)
Net deferred income tax asset	$--	$--

The remaining net operating losses available to use toward future taxable income are as follows:

Tax Year	Net Operating Loss	Expires
2010	$1,586,900	2030
2011	2,403,700	2031
2012	746,200	2032
2013	767,900	2033
2014	2,096,500	2034
2015	1,543,900	2035
2016	349,300	2036
2017	443,400	2037
2018	222,300	No expiration
2019	836,700	No expiration
2020	1,037,500	No expiration
Total	$12,034,300

As of December 31, 2020, the Company had approximately $12,034,300 of federal net operating losses. The Company is open to examinations for the tax year 2013 through the current tax year.

ENIGMA-BULWARK, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13. SEGMENT REPORTING

The Company currently operates with two (2) business segments: Security Services and Corporate/Intellectual Property.  The following table is a reconciliation of the Company’s business segments to the consolidated financial statements:

	Security Services [1]	Corporate/ Intellectual Property	Consolidated Totals
December 31, 2020
Revenue	$1,474,955	$--	$1,474,955
Gross profit	270,056	--	270,056
Operating income (loss)	95,512	(1,316,630)	(1,221,118)
Depreciation and amortization	--	1,838	1,838
Interest expense	3,398	312,179	315,577
Discount amortization	--	240,793	240,793
Unrealized losses	--	--	--
Total assets	239,680	31,583	271,263

December 31, 2019
Revenue	$580,574	$--	$580,574
Gross profit	138,413	--	138,413
Operating loss	73,513	(1,567,582)	(1,494,069)
Depreciation and amortization	--	2,072	2,072
Interest expense	5,642	222,785	228,427
Discount amortization	--	394	394
Unrealized losses	--	(1,206)	(1,206)
Total assets	295,939	43,542	339,481

[1] Security Services Segment commenced August 2019.

NOTE 14.  SUBSEQUENT EVENTS

The Company has evaluated the events and transactions for recognition or disclosure subsequent to December 31, 2020, and has determined that there have been no events that would require disclosure, with the exception of the following:

During the period January 1, 2021, to December 31, 2022, the Company increased its loans from related parties by $1,176,229, from a total of $4,828,839 at December 31, 2020, to $6,004,868 at December 31, 2022. The increase represents (a) an increase in promissory notes in the amount of $1,107,075, as a result of (i) $1,477,949 converted from accrued compensation, (ii) an increase in discounts resulting from beneficial conversion features of $4,608, (iii) a decrease in unamortized discount of $500,429, (iv) $521,557 converted to Common Stock, and (v) payments to related parties in the amount of $345,138; (b) an increase in accrued compensation of $175,558 as a result of (i) $1,655,507 in accrued compensation, of which $1,477,949 was converted into promissory notes, and (ii) payments to related parties in the amount of $2,000; and (c) a decrease in reimbursable expenses and cash advances to the Company of $106,404.  All outstanding related party notes payable bear interest at the rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand and December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

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

As of December 31, 2020, the end of the Company’s fiscal year covered by this report, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s president, chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s president, chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of the Company’s control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2020, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Company generally accepted accounting principles. The Company’s management reviewed the results of their assessment with the Company’s board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2020, and through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, that have materially or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table represents the directors and executive officers of the Company as of December 31, 2020:

Name	Position Held with the Company	Age [1]	Date First Elected or Appointed
E. William Withrow Jr.	Director Chairman of the Board	83	July 2, 2009 November 5, 2015
Kyle W. Withrow	President and Chief Executive Officer	46	September 19, 2018
Clive Oosthuizen	Director	46	October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	56	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	31	October 8, 2019
John L. Ogden	Director	67	March 3, 2008
William B. Nesbitt	Director	81	November 6, 2011
Dr. Martin A. Blake	Director	64	August 12, 2010
Philip J. Woolas	Director	61	February 20, 2015
David M. Rocke	Director	51	October 4, 2019
[1] As of December 31, 2020.

The following table represents the directors and executive officers of the Company as of the date of filing of this Annual Report:

Name	Position Held with the Company	Age [2]	Date First Elected or Appointed
Clive Oosthuizen	President and Chief Executive Officer Director	47	April 6, 2021 October 4, 2019
Calli R. Bucci	Chief Financial Officer Director	58	August 16, 2011 October 4, 2019
Yinuo Jiang	Secretary	32	October 8, 2019
William B. Nesbitt	Director	82	November 6, 2011
Dr. Martin A. Blake	Director	65	August 12, 2010
Philip J. Woolas	Director	62	February 20, 2015
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

Audit Committee

At December 31, 2020, the Company’s audit committee consisted of  Mr. John L. Ogden, chairperson, and Ms. Calli R Bucci. During the calendar year 2020, the business of the audit committee was conducted though teleconferences.  Formal communications to the Board were made during meetings held by the Board and in writing via email.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company under Rule 16a-3€ during the year ended December 31, 2020, Forms 5, and any amendments thereto, furnished to the Company with respect to the year ended December 31, 2020, and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 2020, its executive officers and directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)its principal executive officer;

(b)each of the Company’s two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2020 and 2019; and

(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company’s executive officer at the end of the years ended December 31, 2020 and 2019.

No disclosure is provided for any named executive officer, other than the Company’s principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
		Salary		Bonus	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($)		($)		($)	($)	($)		($)
Kyle W. Withrow	2020	150,000	[1]	None	None		None		None	None	11,540	[9]	161,540
President, CEO	2019	150,000	[1]	None	15,000		None		None	None	11,540	[9]	176,540
Calli R. Bucci	2020	150,000	[2]	None	None		None		None	None	None		150,000
Chief Financial Officer, Secretary	2019	150,000	[2]	None	10,000		None		None	None	None		160,000
Clive Oosthuizen	2020	190,000	[3]	None	None		None		None	None	8,652	[9]	198,652
President, CEO, Director (2019 – Present)	2019	60,000	[3]	25,000 [3]	360,000	[3]	625	[3]	None	None	3,462	[9]	449,087
Yinuo Jiang	2020	100,000	[4]	None	None		None		None	None	None		100,000
Secretary (2019 – Present)	2019	55,000	[4]	None	10,000	[4]	None		None	None	None		65,000
Edward W. Withrow III	2020	240,000	[5]	None	None		None		None	None	None		240,000
Key Consultant, Former Executive Chairman (2009-2015)	2019	240,000	[5]	None	None		None		None	None	None		240,000
David Rocke	2020	50,000	[6]	None	None		None		None	None	39,527	[8] [9]	89,527
Former Consultant, Director (2019 – 2021)	2019	100,000	[6]	None	67,720	[6]	39,875	[6]	None	None	20,187	[8] [9]	227,782
Michael Gabriele	2020	175,000	[7]	None	None		None		None	None	40,487	[8] [9]	215,487
Former subsidiary President (2019 – 2021)	2019	116,666	[7]	None	67,720	[7]	15,950	[7]	None	None	20,667	[8] [9]	221,003

[1]

Pursuant to employment agreement dated October 1, 2018. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2020, $360,965 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[2]

Pursuant to consulting agreement with MJ Management Services, Inc. dated December 1, 2014, and subsequent agreement dated November 1, 2018. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. As of December 31, 2020, $850,170 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[3]

Pursuant to consulting agreement dated September 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes signing bonus of $25,000; stock award of 4,000,000 shares, with an aggregate grant date fair value of $360,000, at a cost of $0.001 per share, 100% of which vested immediately; and 1,250,000 options granted, which are exercisable at a price of $0.05 per share, vest quarterly over a period of 36 months, and were valued at $625 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 5.75 years, expected volatility 41.3%, risk free interest rate 1.84%, and dividend yield 0%.  As of December 31, 2020, $250,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[4]

Pursuant to consulting agreement dated October 8, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement also includes stock award of 1,000,000 shares, with an aggregate grant date fair value of $10,000, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2020, $234,995 in accrued compensation has been converted into a convertible promissory note, net of conversions, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[5]

Pursuant to consulting agreement with Huntington Chase LLC dated November 1, 2018.  All compensation earned under this agreement is deferred until the Company reaches certain funding goals.  As of December 31, 2020, $520,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at $0.05 per share.

[6]

Pursuant to consulting agreement dated May 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 6,875,093 options granted, with an exercise price of $0.005 per share, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, and were valued at $39,875 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.  Executive also granted stock award in connection with Non-Compete, Non-Dilution and Registration Rights Agreement dated August 29, 2019, of 6,772,000 shares, with an aggregate grant date fair value of $67,720, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2020, $100,000 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at the average trading price for the twenty (20) days immediately preceding the conversion.

[7]

Pursuant to consulting agreement dated May 1, 2019. All compensation earned under this agreement is deferred until the Company reaches certain funding goals. Consulting agreement includes 2,750,040 options granted, with an exercise price of $0.005 per share, of which 50% vest when certain performance goals are met, and the remainder vest when certain funding goals are met, and were valued at $15,950 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.00 years, expected volatility 38.58%, risk free interest rate 2.15%, and dividend yield 0%.  Executive also granted stock award in connection with Non-Compete, Non-Dilution and Registration Rights Agreement dated August 29, 2019, of 6,772,000 shares, with an aggregate grant date fair value of $67,720, at a cost of $0.001 per share, 100% of which vested immediately. As of December 31, 2020, $276,761 in accrued compensation has been converted into a convertible promissory note, which accrues interest at 5% per annum, and is convertible into the Company’s Common Stock at the average trading price for the twenty (20) days immediately preceding the conversion.

[8]	Includes profit participation of $33,757 and $17,302 for 2020 and 2019, respectively.

[9]	Accrued vacation.

The table below summarizes the compensation paid by the Company subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year immediately preceding the filing of this Annual Report:

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

[8]	Profit participation.

[9]	Accrued vacation.

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

On November 1, 2018, the Company entered into a consulting agreement with MJ Management Services Inc. for the services of Ms. Calli R. Bucci. The agreement replaces any other written agreement with the Company or its subsidiaries, is for an initial term of three (3) years, and provides a base compensation of $150,000 per year, to be deferred until the Company reaches certain funding goals. In addition, the agreement includes a grant of 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The options are exercisable for a period of five (5) years, vest quarterly over a period of twenty-four (24) months, and were valued at $0 using the Black-Scholes method.  The assumptions used in valuing the options were: expected term 4.75 years, expected volatility 35.59%, risk free interest rate 2.96%, and dividend yield 0%.

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

* Plan expired 2019

As of December 31, 2020, the Company had granted options to purchase a total of 12,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 492,255 have expired and 130,000 were forfeited/canceled.  There were 6,665.069 stock options outstanding at December 31, 2020.

As of the date of filing of this Annual Report, the Company has granted options to purchase a total of 17,099,888 shares of the Company’s restricted Common Stock, of which 4,812,564 were exercised, 594,755 have expired, 130,000 were forfeited, and 11,562,569 were outstanding.

Stock Options/SAR Grants

The following options were granted to the Company’s directors and officers during the years ended December 31, 2020 and 2019.

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

There were no options granted to the Company’s directors and officers during the year ended December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

The following options were exercised by officers and directors of the Company during the Company’s fiscal years ended December 31, 2020 and 2019:

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

There were no options exercised by officers or directors of the Company during the year ended December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Outstanding Equity Awards at Fiscal Year End

The following table represents the outstanding equity awards as of December 31, 2020:

	Number of Options
Name	Granted	Non-Exercisable	Exercisable	Exercise Price	Expiration Date
Kyle Withrow	25,000	––	25,000	$3.20	04/19/2021
John Ogden	15,000	––	15,000	$3.20	04/19/2021
Edward W. Withrow Jr.	15,000	––	15,000	$3.20	04/19/2021
Shelley Meyers	15,000	––	15,000	$3.20	04/19/2021
Myles Lambert	10,000	––	10,000	$3.20	04/19/2021
Paul Christensen	10,000	––	10,000	$3.20	04/19/2021
Calli Bucci	5,000	––	5,000	$3.20	04/19/2021
Martin Blake	5,000	––	5,000	$3.20	04/19/2021
Rodolpho Madrigal	2,500	––	2,500	$3.20	04/19/2021
Calli Bucci	500,000	––	500,000	$0.10	11/01/2023
David Rocke	3,437,549	3,437,549	––	$0.005	05/15/2024
Michael Gabriele	1,375,020	1,375,020	––	$0.005	05/15/2024
Clive Oosthuizen	1,250,000	625,000	625,000	$0.10	09/01/2024
	6,665,069	5,437,569	1,227,500

During the year ended December 31, 2020, no stock options were granted, and $208 in deferred stock option compensation was expensed. There remained $28,225 deferred stock option compensation at December 31, 2020, to be expensed over the next eighteen (18) months.

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

The following table represents the compensation owed to directors under the DC Plan as of December 31, 2020:

Name	Board Member	Committee Member	Committee Chair	Total
E. William Withrow Jr.	$30,000	$15,000	$––	$45,000
John L. Ogden	29,000	15,000	6,250	50,250
William B. Nesbitt	30,000	––	––	30,000
Philip Woolas	29,500	––	––	29,500
Martin Blake	29,500	––	––	29,500
Total	$148,000	$30,000	$5,250	$184,250

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

Pension, Retirement or Similar Benefit Plans

As of December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, the Company had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control.  There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers.  The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except stock options that may be granted at the discretion of the Board or a committee thereof.

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

The following table sets forth, as of December 31, 2020, certain information with respect to the beneficial ownership of the Company’s Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and by each of the Company’s current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Shareholder	Address	City, State, Zip	Amount and Nature of Beneficial Ownership [1]		Percentage of Shares of Common Stock [1]
Edward W. Withrow III	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	69,317,340	[2]	44.89%
Huntington Chase Financial Group	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	47,278,201	[3]	30.62%
Withrow Sinclair & Co.	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	16,461,909	[4]	15.21%
Leafy Lane, Ltd.	48 Par La Ville Road, Suite 775	Hamilton, Bermuda HM11	11,799,438	[5]	10.79%
Michael Gabriele	4753 Rafi Road	Easton, PA 18045	9,736,914	[6]	8.91%
Phyllis De Moubray	Chesters Mountain Street	Chilham, Kent CT4 8DQ UK	7,713,783	[7]	7.13%
Brook Invest & Finance S.A.	PO Box 146	Road Town, Totorla, BVI	5,706,506	[8]	5.27%
Directors and Executive Officers:
E. William Withrow Jr.	133 Cumberland Way	Alameda, CA 94502	27,954,689	[9]	21.50%
Calli R. Bucci	3415 S. Sepulveda Blvd, Ste 1100-#1234	Los Angeles, CA 90034	21,568,155	[10]	17.05%
Kyle W. Withrow	2722 Mirasol Loop	Round Rock, TX 78681	15,827,912	[11]	13.03%
William B. Nesbitt	549 Carcaba Road	Saint Augustine, FL 32084	11,464,360	[12]	9.67%
Yinuo Jiang	3559 Sawtelle Blvd., #1	Los Angeles, CA 90066	7,678,005	[13]	6.79%
Clive Oosthuizen	5 Omnia Avenue	Bellville, Cape Town, South Africa 7530	9,753,733	[14]	8.56%
John L. Ogden	Two Riverway, Suite 1710	Houston, TX 77056	3,941,384	[15]	3.64%
Martin A. Blake	#16 - 03 Adria, 12 Derbyshire Road	Novena, Singapore 309466	505,000	[16]	0.47%
Philip Woolas	16 Church Walk	Brentford Middlesex TW8 8DB UK	500,000	[17]	0.46%
Directors and officers as a group (9 shareholders)			99,193,238		81.17%

[1]

Based upon 108,239,317 shares issued and outstanding at December 31, 2020, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other beneficial shareholder or person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

[2]

Includes direct beneficial ownership of 5,477,230 common shares; and indirect beneficial ownership of (i) 100,000 common shares held by M. Katuska Sandoval, spouse; and (ii) 47,278,201 common shares held by Huntington Chase Financial Group, and 16,461,909 common shares held by Withrow Sinclair & Co., entities controlled by Edward W. Withrow, III. See Footnote [3] and [4].

[3]	Includes direct beneficial ownership of 1,115,324 common shares, and 46,162,877 common shares deemed outstanding in connection with convertible debt. Entity controlled by Edward W. Withrow, III.

[4]	Includes direct beneficial ownership of 16,461,909 common shares. Entity controlled by Edward W. Withrow, III.

[5]	Includes direct beneficial ownership of 10,717,044 common shares, and 1,082,394 common shares deemed outstanding in connection with convertible debt.

[6]	Includes direct beneficial ownership of 8,654,520 common shares, and 1,082,394 common shares deemed outstanding in connection with convertible debt.

[7]	Includes direct beneficial ownership of 7,703,783 common shares; and indirect beneficial ownership of 10,000 common shares held by Arran De Moubray, spouse.

[8]	Includes direct beneficial ownership of 5,706,506 common shares. Entity controlled by Kiran Patel, The Whitmill Trust Company, Ltd., whose address is 17 Esplanade, St Helier, Jersey, JE1 1WT, UK.

[9]

Includes direct beneficial ownership of 6,173,355 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2020; and 21,766,334 common shares deemed outstanding in connection with convertible debt.

[10]

Includes direct beneficial ownership of 2,779,808 common shares and 505,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2020; and 17,762,098 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of (i) 21,250 common shares held by child and (ii) 500,000 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

[11]

Includes direct beneficial ownership of 25,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2020; and 13,247,412 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of 2,555,500 common shares held by Kasper Group Ltd., an entity controlled by Kyle W. Withrow.

[12]	Includes direct beneficial ownership of 1,164,063 common shares and 10,300,296 common shares deemed outstanding in connection with convertible debt.

[13]	Includes direct beneficial ownership of 2,805,000 common shares, and 4,873,005 common shares deemed outstanding in connection with convertible debt.

[14]

Includes direct beneficial ownership of 4,000,000 common shares and 625,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2020; and 5,128,733 common shares deemed outstanding in connection with convertible debt.

[15]

Includes direct beneficial ownership of 3,925,384 common shares and 15,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2020; and indirect beneficial ownership of 1,000 common shares held by Yvonne T. Ogden, spouse.

[16]	Includes direct beneficial ownership of 500,000 common shares and 5,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of December 31, 2020.

[17]	Includes direct beneficial ownership of 500,000 common shares.

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

[1]

Based upon 136,591,547 Common Stock shares issued and outstanding at May 31, 2023, and Common Stock deemed outstanding for each beneficial shareholder. The Common Stock deemed outstanding was not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

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

[10]

Includes direct beneficial ownership of 6,328,833 common shares, and 1,250.000 common shares deemed outstanding in connection with stock options exercisable within 60 days of May 31, 2023, and.11,577,520 common shares deemed outstanding in connection with convertible debt.

[11]

Includes direct beneficial ownership of 1,779,808 common shares, and 500,000 common shares deemed outstanding in connection with stock options exercisable within 60 days of May 31, 2023. and 20,069,080 common shares deemed outstanding in connection with convertible debt; and indirect beneficial ownership of (i) 21,250 common shares held by child, and (ii) 5,846,790 common shares held by MJ Management Services, Inc., an entity controlled by Calli R. Bucci.

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

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the year ended December 31, 2020, or in any proposed transaction, which has materially affected or will affect the Company, with the exception of the following:

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

There were no additional related parties subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

Stock Issuances:

There were no stock issuances to related parties during the year ended December 31, 2020.

The following represent the stock issuances to related parties subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

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

There were no agreements entered into with related parties subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

Related Party Payable:

Promissory Notes and Accrued Interest:

On December 31, 2010, the Company issued a convertible promissory note to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, in the modified principal sum of $260,000.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2020, $14,722 in interest was expensed, and $118,837 in principal and $15,271 was paid.  As of December 31, 2020, $81,350 in interest has been accrued, and $130,163 in principal remains. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $3,378 in interest was expensed, and cash payments totaling $130,163 in principal and $84,728 in interest were made.  As of December 31, 2022, the principal portion of the note and accrued interest has been paid in full.

On December 31, 2011, the Company issued a senior convertible promissory note to Mr. William B. Nesbitt, a related party, for unpaid compensation in the modified principal sum of $86,317. The note bears interest at a rate of five percent (5%) per annum, is payable when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share.  During the year ended December 31, 2020, $4,303 in interest was expensed.  As of December 31, 2020, $37,262 in interest has been accrued. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $8,582 in interest was expensed.  As of December 31, 2022, $85,817 in principal and $45,844 in accrued interest remained. The requisite funding goals for repayment have not been met.

On December 31, 2013, the Company, through its wholly-owned subsidiary, Ecologic Products, Inc., issued a convertible promissory notes to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party, for cash loans made to the Company in the aggregate principal sum of $153,913.  The note bears interest at a rate of seven percent (7%) per annum, is due within one (1) year of written demand, and is convertible into the Company’s Common Stock at a conversion price of $0.07 per share. During the year ended December 31, 2020, $10,803 in interest was expensed.  As of December 31, 2020, $102,844 in interest has been accrued. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $21,547 in interest was expensed.  As of December 31, 2022, $153,913 in principal and $124,392 in accrued interest remained. No demand for repayment has been made.

On December 31, 2014, the Company issued a convertible promissory note in the modified principal sum of $894,256 for unpaid compensation owed to with Mr. E.William Withrow Jr., a related party.  The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share.  During the year ended December 31, 2020, $44,786 in interest was expensed.  As of December 31, 2020, $195,061 in interest has been accrued. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $89,325 in interest was expensed. On August 31, 2021, $224,795 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock. As of December 31, 2022, $893,256 in principal and $59,591 in accrued interest remained.

On December 31, 2014, the Company issued a convertible promissory note in the modified principal sum of $1,123,000 for unpaid compensation owed to Huntington Chase Financial Group, an entity controlled by Mr. Edward W. Withrow III, a related party. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2021, and is convertible into the Company’s Common Stock at a modified conversion price of $0.05 per share. During the year ended December 31, 2020, $56,304 in interest, was expensed.  As of December 31, 2020, $245,137 in interest has been accrued. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $112,300 in interest was expensed. On August 31, 2021, $282,519 in accrued interest was converted into 5,650,384 shares of the Company’s restricted Common Stock. As of December 31, 2022, $1,123,000 in principal and $74,98 in accrued interest remained.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $40,000 for unpaid compensation owing in connection with a consulting agreement with Huntington Chase LLC, an entity controlled by Mr. Edward W. Withrow III, a related party.  Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $1,000,000. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2023, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $180,000, if converted at the applicable conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $120,000, to be expensed over the term of the note. During the year ended December 31, 2020, $49,428 discount amortization and $18,567 interest was expensed.  During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $70,572 in discount amortization and $70,215 in interest was expensed, and $138,475 in principal and $2,172 in interest payments were made to the holder.  As of December 31, 2022, no unamortized discount remained, and $93,139 in interest has been accrued.

On July 10, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Security, Inc., issued a promissory note in the principal amount of $50,000 for cash loans made by Mr. David Rocke and Mr. Michael Gabriele, related parties. The note bore interest at a rate of twelve percent (12%) per annum. During the year ended December 31, 2019, the principal portion of $50,000 was repaid, and $5,642 in interest was expensed.

On September 1, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a promissory note in the principal amount of $25,000 for unpaid compensation owed to Mr. Clive Oosthuizen, a related party. The non-interest bearing note is due December 31, 2020, and was recorded at its present value on the date of issuance, using an imputed interest rate of 5%. The difference between the face value and its present value was recorded as a discount of $1,190, to be amortized over the term of the note. During the year ended December 31, 2020, $796 in discount amortization was expensed. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, cash repayments were made in the amount of $8,500.  As of December 31, 2022, $12,500 in principal, and no unamortized discount, remained.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the principal amount of $60,000 for unpaid compensation owed to Mr. Clive Oosthuizen. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $554,230. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $150,000, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $99,000. During the year ended December 31, 2020, $26,562 discount amortization, and $6,436 interest, was expensed.  During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $72,438 in discount amortization, and $39,283 in interest, was expensed. On August 31, 2021, $100,000 in principal and $16,442 in accrued interest was converted into 2,328,833 shares of the Company’s restricted Common Stock. As of December 31, 2022, no unamortized discount remained, and $29,277 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the principal amount of $100,000 for unpaid compensation owed to Mr. David Rocke, a related party. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. The conversion price on the issuance date resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $29,032.  During the year ended December 31, 2020, $9,672 discount amortization, and $5,014 interest, was expensed.  During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $19,360 in discount amortization, and $10,000 in interest, was expensed.  As of December 31, 2022, no unamortized discount remained, and $15,014 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company, through its wholly-owned subsidiary, Enigma-Bulwark Risk Management, Inc., issued a convertible promissory note in the modified principal sum of $276,761 for unpaid compensation owed to Mr. Michael Gabriele, a related party. Modifications to the note have been made through December 31, 2021, to adjust the principal balance to $354,629. The note bears interest at a rate of five percent (5%) per annum, is due when the Company reaches certain funding goals, and is convertible into the Company’s Common Stock at a conversion price equal to the average trading price of the Company’s Common Stock twenty (20) trading days immediately preceding conversion date, not to exceed 1% of the Company’s issued and outstanding stock. A portion of the principal in the amount of $116,666, if converted at the conversion price on the issuance date, resulted in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $38,479. During the year ended December 31, 2020, $11,292 discount amortization, and $9,111 interest, was expensed. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $27,187 in discount amortization and $31,776 in interest was expensed, and $30,000 in principal repayments were made.  As of December 31, 2022, no unamortized discount remained, and $40,887 in interest has been accrued. The requisite funding goals for repayment have not been met.

On December 31, 2019, the Company issued a convertible promissory note in the modified principal sum of $360,965 for unpaid compensation owed to Mr. Kyle W. Withrow, a related party. Modifications to the note have been made through June 30, 2021, to adjust the principal balance to $403,816. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $280,195, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $176,194.  During the year ended December 31, 2020, $31,341 discount amortization, and $13,047 interest, was expensed. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $72,408 in discount amortization and $39,843 in interest was expensed.  As of December 31, 2022, $72,445 in unamortized discount remained, and $52,890 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the modified principal sum of $945,170 for unpaid compensation owed to MJ Management Services, Inc., for the services of Ms. Calli R. Bucci a related party. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $775,170, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $472,602. During the year ended December 31, 2020, $90,915 discount amortization, and $37,935 interest was expensed. During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $190,872 in discount amortization and $87,689 in interest was expensed, and $55,000 in principal repayments were made. On August 31, 2021, $150,000 in principal and $67,340 in accrued interest was converted into 4,346,790 shares of the Company’s restricted Common Stock.  As of December 31, 2022, $190,815 in unamortized discount remained, and $58,284 in interest has been accrued.

On December 31, 2019, the Company issued a convertible promissory note in the modified principal sum of $234,995 for unpaid compensation owed to Ms. Yinuo Jiang, a related party. Modifications to the note have been made through December 31, 2022, to adjust the principal balance to $334,995. The note bears interest at a rate of five percent (5%) per annum, is due December 31, 2024, and is convertible into the Company’s Common Stock at a conversion price of $0.05 per share. A portion of the principal in the amount of $184,995, if converted at the conversion price of $0.05, would result in a beneficial conversion feature.  As a result, the difference between the conversion price and the market price was recorded as a discount on the note in the amount of $115,997.  During the year ended December 31, 2020, $20,787 discount amortization, and $8,655 interest was expensed.  During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $47,592 in discount amortization and $26,147 in interest was expensed, and $8,000 in principal repayments were made.  On August 31, 2021, $82,786 in principal and $17,198 in accrued interest was converted into 2,000,000 shares of the Company’s restricted Common Stock. As of December 31, 2022, $47,618 in unamortized discount remained, and $17,604 in interest has been accrued.

There were no promissory notes issued to related parties subsequent to December 31, 2020, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report.

All outstanding related party notes payable bear interest at a rate of 5 to 7 percent per annum, are due and payable between one (1) year of written demand to December 31, 2024, or upon certain equity funding, and are convertible into the Company’s Common Stock at a price of between $0.05 to $0.25 per share, or the 20-day average trading price.

Accrued Compensation and Benefits:

During the year ended December 31, 2020, $1,304,206 in related party compensation was accrued, $1,026,635 was converted to convertible promissory notes, $55,000 was reclassified to non-related party accrued compensation; and $53,972 in cash repayments were made; for a net increase in accrued compensation in the amount of $168,599. As of December 31, 2020, accrued compensation not converted to promissory notes is owed to Mr. David Rocke in the amount of $82,728; Mr. Michael Gabriele in the amount of $24,073; Mr. Clive Oosthuizen in the amount of $12,114; Mr. E. William Withrow Jr. in the amount of $45,000; Mr. William B. Nesbit in the amount of $30,000; Mr. John L. Ogden in the amount of $50,250; Mr. Martin Blake in the amount of $29,500; and Mr. Philip Woolas in the amount of $29,500; for a total accrued compensation owed in the amount of $303,165, as follows:

Related Party		For the year ended December 31, 2020
	Balance	Compensation		Compensation		Conversion to	To Non-Related	Balance
	December 31, 2019	Accrued		Paid		Promissory Note	Party Accrued Payroll	December 31, 2020
E. William Withrow Jr.	$9,000	$36,000		$––		$––	$––	$45,000	[1]
Calli R. Bucci	––	150,000		––		(150,000)	––	––
John Macey	55,000	––		––		––	(55,000)	––
Huntington Chase, LLC	––	240,000		––	[2]	(240,000)	––	––
Kyle W. Withrow	––	161,540		––		(161,540)	––	––
Clive Oosthuizen	3,462	198,652		––		(190,000)	––	12,114
David Rocke	20,187	89,527	[3]	(26,986	) [4]	––	––	82,728
Michael Gabriele	20,667	215,487	[3]	(26,986	) [4]	(185,095)	––	24,073
Yinuo Jiang	––	100,000		––		(100,000)	––	––
William B. Nesbitt	6,000	24,000		––		––	––	30,000	[1]
John L. Ogden	9,250	41,000		––		––	––	50,250	[1]
Martin Blake	5,500	24,000		––		––	––	29,500	[1]
Philip Woolas	5,500	24,000		––		––	––	29,500	[1]
Total	$134,566	$1,304,206		$(53,972)		$(1,026,635)	$(55,000)	$303,165

[1]	Director Compensation.
[2]	Does not reflect payments applied as reduction to promissory note totaling $118,837, or payments applied as reduction to accrued interest on promissory note totaling $15,271.
[3]	Includes profit participation in the amount of $33,757.
[4]	Does not reflect payments applied as reduction to promissory note totaling $25,000 and interest on promissory note totaling $2,821.

During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $1,655,507 in related party compensation was accrued, of which $1,477,949 was converted to convertible promissory notes, and $2,000 was paid (not inclusive of payments made against promissory notes, referenced below table); for a net increase in accrued compensation in the amount of $175,558. As of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, accrued compensation not converted to promissory notes is owed to Mr. E. William Withrow Jr. in the amount of $54,000, Mr. David Rocke in the amount of $100,064; Mr. Michael Gabriele in the amount of $41,409; Mr. William B. Nesbit in the amount of $78,000; Mr. John L. Ogden in the amount of $50,250; Mr. Martin Blake in the amount of $77,500; and Mr. Philip Woolas in the amount of $77,500; for a total accrued compensation owed in the amount of $478,723, as follows:

Related Party		January 1, 2021, through December 31, 2022
	Balance	Compensation		Compensation		Conversion to	Balance
	December 31, 2020	Accrued		Paid		Promissory Note	December 31, 2022
E. William Withrow Jr.	$45,000	$9,000		$––		$––	$54,000	[1]
Calli R. Bucci	––	300,000		––	[3]	(300,000)	––
Huntington Chase, LLC	––	480,000		––	[2]	(480,000)	––
Kyle W. Withrow	––	42,851		––		(42,851)	––
Clive Oosthuizen	12,114	392,116		––	[4]	(404,230)	––
David Rocke	82,728	17,336	[5]	––		––	100,064
Michael Gabriele	24,073	70,204	[5]	––	[6]	(52,868)	41,409
Yinuo Jiang	––	200,000		(2,000)	[7]	(198,000)	––
William B. Nesbitt	30,000	48,000		––		––	78,000	[1]
John L. Ogden	50,250			––		––	50,250	[1]
Martin Blake	29,500	48,000		––		––	77,500	[1]
Philip Woolas	29,500	48,000		––		––	77,500	[1]
Total	$303,165	$1,655,507		$(2,000)		$(1,477,949)	$478,723

[1]	Director Compensation
[2]	Does not reflect payments applied as reduction to promissory note totaling $268,638, or payments applied as reduction to accrued interest on promissory note totaling $86,900.
[3]	Does not reflect payment applied as a reduction to promissory note in the amount of $55,000.
[4]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,500.
[5]	Includes profit participation in the amount of $17,336.
[6]	Does not reflect payments applied as reduction to promissory note of $5,000.
[7]	Does not reflect payment applied as a reduction to promissory note in the amount of $8,000.

During the year ended December 31, 2020, no operating expenses were paid by officers/directors and beneficial shareholders for the Company; $500 in cash loans were made by officers/directors and beneficial shareholders to the Company; $4,500 in repayments were made; and $5,022 was reclassified to non-related party accounts payable; for a net decrease in reimbursable expenses/cash advances in the amount of $9,022.  As of December 31, 2020, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $115,433; and Mr. William B. Nesbitt in the amount of $8,215; for a total reimbursable expenses/cash advances owed to related parties in the amount of $143,378, as follows:

		For the year ended December 31, 2020
	Balance	Expenses paid by	Cash	Repayments to	To Non-Related	Balance
	December 31, 2019	Related Party	Loans to Company	Related Party	Party Payable	December 31, 2020
E. William Withrow Jr.	$19,730	$––	$––	$––	$––	$19,730
Calli R. Bucci	119,433	––	500	(4,500)	––	115,433
John Macey	5,022	––	––	––	(5,022)	––
William B. Nesbitt	8,215	––	––	––	––	8,215
Total	$152,400	$––	$500	$(4,500)	$(5,022)	$143,378

During the years ended December 31, 2021, through December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report, $4,776 in operating expenses were paid by officers/directors and beneficial shareholders for the Company; no cash loans made were made by officers/directors and beneficial shareholders to the Company; and cash repayments were made in the amount of $111,180; for a net decrease in reimbursable expenses/cash advances in the amount of $106,404.  As of December 31, 2022, reimbursable expenses/cash advances are owed to Mr. E. William Withrow Jr. in the amount of $19,730; Ms. Calli R. Bucci in the amount of $9,029; and Mr. William B. Nesbitt in the amount of $8,215; for a total reimbursable expenses/cash advances owed to related parties in the amount of $36,974, as follows:

		January 1, 2021, through December 31, 2022
	Balance	Expenses paid by	Cash	Repayments to	Balance
	December 31, 2020	Related Party	Loans to Company	Related Party	December 31, 2022
E. William Withrow Jr.	$19,730	$––	$––	$––	$19,730
Calli R. Bucci	115,433	4,776	––	(111,180)	9,029
William B. Nesbitt	8,215	––	––	––	8,215
Total	$143,378	$4,776	$––	$(111,180)	$36,974

Summary

As of December 31, 2020, affiliates and related parties were due a total of $4,828,639, which is comprised of promissory notes to related parties, net of unamortized discounts of $806,699, in the amount of $4,382,096, accrued compensation in the amount of $303,165, and reimbursed expenses/cash advances to the Company in the amount of $143,378, for a net increase of $565,665. During the year ended December 31, 2020, promissory notes to related parties increased by $456,334, unamortized discounts increased by $50,246, accrued compensation increased by $168,599, and reimbursable expenses/cash advances decreased by $9,022.

During the year ended December 31, 2020, promissory notes to related parties, net of unamortized discounts, increased by $406,088 as a result of an increase in accrued compensation owed to related parties in the amount of $1,026,635 converted to convertible promissory notes; $143,837 in cash repayments; and an increase in unamortized discount in the amount of $50,246.

During the year ended December 31, 2020, $1,304,206 in accrued compensation was accrued; $1,026,635 was converted into convertible promissory notes; $55,000 was reclassified to non-related party accrued compensation; and $53,972 was paid; for a net increase in accrued compensation in the amount of $168,599.

During the year ended December 31, 2020, reimbursable expenses/cash advances owed to related parties decreased by $9,022 as a result of an increase in cash loans to the Company and expenses paid by related parties on behalf of the Company in the amount of $500; repayments to related parties in the amount of $4,500; and $5,022 reclassified to non-related party accounts payable.

During the year ended December 31, 2020, $242,932 in interest on related party loans was expensed; $20,913 was paid to the note holder; and $62,880 was reclassified to non-related party accrued interest. As of December 31, 2020, $866,553 in accrued interest on related party loans has been accrued.

During the years ended December 31, 2021, through December 31, 2022, and as of December 31, 2022, the most recent fiscal year end immediately preceding the filing of this Annual Report:

As of December 31, 2022, affiliates and related parties are due a total of $6,004,868, which is comprised of promissory notes to related parties, net of unamortized discounts of $310,878, in the amount of $5,489,171, accrued compensation in the amount of $478,723, and reimbursed expenses/cash advances to the Company in the amount of $36,974. During the years ended December 31, 2021, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,107,075, accrued compensation increased by $175,558, and reimbursable expenses/cash advances decreased by $106,404, for a net increase of $1,176,229.

During the years ended December 31, 2021, through December 31, 2022, promissory notes to related parties, net of unamortized discounts, increased by $1,107,075 as a result of $1,477,949 converted from accrued compensation; an increase in discounts resulting from beneficial conversion features of $4,608; a decrease in unamortized discount of $500,429; $521,557 converted to Common Stock; and payments to related parties in the amount of $345,138.

During the years ended December 31, 2021, through December 31, 2022, $1,655,507 in related party compensation was accrued, of which $1,477,949 was converted into convertible promissory notes; and $2,000 in payments were made to related parties; for a net increase in related party accrued compensation in the amount of $175,558.

During the years ended December 31, 2021, through December 31, 2022, reimbursable expenses/cash advances owed to related parties decreased by $106,404 as a result of expenses paid by related parties on behalf the Company in the amount of $4,776; and repayments to related parties in the amount of $111,180.

During the years ended December 31, 2021, through December 31, 2022, $548,881 in interest on related party loans was expensed, $86,900 in interest payments were made to related parties, and $716,694 was converted to Common Stock; for a net decrease in accrued interest on related party loans in the amount of $254,713. As of December 31, 2022, $611,840 in accrued interest on related party loans has been accrued.

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

As of December 31, 2020, the Company acted with eight directors, consisting of Mr. Clive Oosthuizen, Ms. Calli R. Bucci, Mr. John L. Ogden, Mr. E. William Withrow, Jr., Mr. William B. Nesbitt, Dr. Martin A. Blake, Mr. Philip J. Woolas, and Mr. David Rocke.  The Company determined that Mr. John L. Ogden, Mr. William B. Nesbitt, Dr. Martin A. Blake, and Mr. Philip J. Woolas were “independent director(s)” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed or to be billed for the most recently completed fiscal years ended December 31, 2020 and 2019, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2020	December 31, 2019
Audit Fees	$32,000	$32,000
Audit Related Fees	––	––
Tax Fees	––	––
All Other Fees	3,800	––
Total	$35,800	$32,000

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

ENIGMA-BULWARK, LTD.

Dated: June 15, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
President and Chief Executive Officer

Dated: June 15, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ENIGMA-BULWARK, LTD.

Dated: June 15, 2023	/s/ Clive Oosthuizen
Clive Oosthuizen
Director

Dated: June 15, 2023	/s/ Calli R. Bucci
Calli R. Bucci
Director

Dated: June 15, 2023	/s/ William B. Nesbitt
William B. Nesbitt
Director

Dated: June 15, 2023	/s/ Dr. Martin A. Blake
Dr. Martin A. Blake
Director

Dated: June 15, 2023	/s/ Philip J. Woolas
Philip J. Woolas
Director